Form 10KSB/A
period 1996-12-31
APPLIED INTELLIGENCE GROUP INC
filed 1997-03-31
CIK 1017137

UNITED STATES SECURITIES & EXCHANGE COMMISSION
                     Washington, D.C.  20549

                          FORM 10-KSB/A

(Mark One)
[x]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

           For the Fiscal Year Ended December 31, 1996

                               OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

          For the transition period from __________ to __________

                Commission File Number 000-21729

      __________APPLIED INTELLIGENCE GROUP, INC.___________
     (Exact name of registrant as specified in its charter)

_____Oklahoma_______                      ______73-1247666_______
(State or other jurisdiction of              (I.R.S Employer
 incorporation or organization)          Identification Number)

       13800 Benson Road
_______ Edmond, Oklahoma__________               _____73013_____
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code: (405) 936-2300 Securities registered pursuant to Section 12 (b) of the Act:

                                               Name of Exchange
       Title of each class                     on which registered
              None                                    None

Securities registered pursuant to Section 12 (g) of the Act:

   Common Stock and Redeemable Common Stock Purchase Warrants
                        (Title of class)

     Check whether the Registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report) and (2) has been subject to such filing requirements for the past 90 days.
                     Yes   _X_      No ____

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The issuer's revenues for the year ended December 31, 1996 were $9,507,370.

     As of March 14, 1997, there were 2,726,944 outstanding shares of Common Stock, par value $.001 per share. The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant on March 14, 1997, based on the average bid and asked price on such date was $3,812,500.

     Transitional Small Business Disclosure Format:  Yes ___No _X__

                APPLIED INTELLIGENCE GROUP, INC.

                        Table of Contents



                                                         Page
                          PART I

   Item 1.  Description of Business                         1
   Item 2.  Description of Property                         8
   Item 3.  Legal Proceedings                               8
   Item 4.  Submission of Matters to a Vote of Security
            Holders                                         9

                          PART II

   Item 5.  Market for Common Equity and Related
            Stockholder Matters                             9
   Item 6.  Management's Discussion and Analysis of
            Financial Condition and Operations              9
   Item 7.  Financial Statements                           15
   Item 8.  Changes in and Disagreement With
            Accountants on Accounting and
            Financial Disclosure                           15

                          PART III
   Item 9.  Directors, Executive Officers, Promoters
            and Control Persons                            15
   Item 10. Executive Compensation                         18
   Item 11. Security Ownership of Certain Beneficial
            Owners and Management                          20
   Item 12. Certain Relationships and Related
            Transactions                                   20
   Item 13. Exhibits and Reports and Form 8-K              22

PART 1.

Item 1.  Business

     General

Applied Intelligence Group, Inc. (the "Company") is engaged in the business of providing information systems technology to the retail and wholesale distribution industries. Since its formation in 1985, the Company's operations have included consulting services, which were primarily focused on the planning, designing, building, and installation of computerized information management systems and computerized checkout or point-of-sale systems in the retail and distribution industry. In 1993, the Company began development of viaLink, a subscription service on the World Wide Web of the Internet (the "Internet"), which was announced in April 1996, and live services were first delivered in January 1997. In 1994, the Company began work on its RETAIL SERVICES APPLICATION ("RSA"), which was released in August 1995.

The Company's Internet home page can be located on the Internet at http://www.aig.viaLink.com. The Company's principal executive offices and headquarters are located at 13800 Benson Road, Edmond, Oklahoma 73013-6417, and its telephone number is (405) 936-2300.

Vantage Capital Resources Inc. Acquisition

On June 12, 1996, Vantage Capital Resources, Inc. ("VCRI"), an Oklahoma corporation , merged with and into the Company pursuant to an Agreement and Plan of Merger dated May 8, 1996 (the "Merger"). On June 5, 1996, VCRI completed a private offering of 250,000 shares of its common stock at an offering price of $1.75 per share and received net proceeds of approximately $394,567 (the "Private Placement Offering"). In consummation of the Merger, the Company exchanged 610,000 shares of its Common Stock, on a one-for-one basis, for the outstanding common stock of VCRI. The merger was accounted for as an acquisition of VCRI by the Company in a manner similar to the pooling of interests method of accounting. Pursuant to an Exchange Agreement dated October 14, 1996, each of John Simonelli and Larry E. Howell, exchanged 180,000 shares of Common Stock of the Company received in connection with the Merger for stock options, each exercisable on or after November 20, 1998, and on or before November 30, 2001, for the purchase of Common Stock for $5.00 per share. Furthermore, during October 1996, the Company redeemed 22,500 shares of Common Stock issued to David B. North, an executive officer of the Company, pursuant to the Merger and 1,000 shares of Common Stock issued to a former executive officer pursuant to the Merger for $1.75 per share (the offering price of the VCRI common stock under the Private Placement Offering) for an aggregate amount of $39,375 and $1,750, respectively.

Overview of Products and Services

The Company is engaged in the business of providing information systems services to retail companies and to the manufacturers, wholesalers, and other suppliers who provide the products that these retail companies sell (the "Retail Supply Chain"). These information systems services include (i) management consulting and computer system integration services, (ii) proprietary software products and applications, and (iii) network services and network-based computer applications. The Company is organized to provide all three information systems services in several business areas: Retail Consulting, Store Systems Consulting, Internet Consulting, viaLink Implementation and Production/Operations.

Management Consulting and Systems Integration

The Company's consulting services includes designing, building, installation, and implementation of custom computerized checkout or point-of-sale systems and integrated custom software products for customers in the retail and distribution industries. The Company also selects and then customizes and installs third-party software for many of its customers.

The Company's consulting services include determination of business and technology requirements, operating system planning and implementation, situational and due diligence studies, information technology plans, business and technology recommendations, and training. A typical consulting arrangement may last from two to six months, or longer for more complex projects. A single consulting and systems integration arrangement may include multiple projects, using a wide range of the Company's professional staff.

The Company's systems integration services include various computer architectures and operating systems for personal computer("PC") based systems (i.e., DOS, Windows, Windows NT, UNIX, OS/2, 4680/OS, 4690/OS) and intermediate to large systems (AS/400, RS/6000, HP, MVS, and VSE). The Company has significant development and support experience with industry-standard technologies, such as COBOL, SQL, DB2 and ORACLE. The Company is also developing software applications using object-oriented technology, such as the Smalltalk programming language, provided by ParcPlace-Digitalk, Inc.

Solutions

Many of the Company's customers are retail chains, who are attempting to implement information management systems in their headquarters and/or store locations, in addition to accounting, payroll and other financial management information systems. A typical in-store retail system includes these components:

   * a "front-end" system (i.e., "checkout system", "cash register system" or "Point-of-Sale system") which records sales to consumers, provides a cash drawer, prints customer receipts, etc. Most front-end systems utilize PC hardware, and include programs that operate the PC and specialized hardware, such as the cash drawer or barcode scanner;

  * a "back-office" system, which typically coordinates the operation of the registers, and provides store management applications, such as receiving and inventory control; and

  * a "communication" system, which transfers information (e.g., sales or inventory) electronically between the store and the retailer's headquarters.

The Company is a business partner of International Business Machine Corp. ("IBM") and an authorized reseller of IBM hardware and point-of-sale software. When implementing in-store systems for retailers, the Company has historically relicensed and customized one or more IBM software programs, and installed these programs on IBM hardware that the Company sold to the retailer. Such hardware includes point-of-sale registers, radio frequency hand-held terminals, in-store processors, and other in-store equipment. The Company also provides programming services to personalize and customize the in-store software, and implementation services related to software installation and personnel training.

In 1994, the Company identified a market need for an in-store software system that would operate on a wide range of hardware, including different models of IBM and non-IBM hardware, and on a variety of non-IBM operating systems such as UNIX and Windows NTT. The Company subsequently developed its proprietary in-store software applications for licensing to retailers, as an alternative to re-licensing and customizing IBM software applications and programs. The Company's RSA software application, was first licensed and implemented in a retail chain in 1995. Because the Company's software applications operate on a variety of PC operating systems, and with a wide variety of PC hardware, the Company's software applications now address a broader market. RSA allows retailers to selectively install new in-store systems without store-wide or company-wide replacement of existing hardware.

The Company is also a global solutions partner of the NCR
Corporation ("NCR"). This relationship, along with the IBM relationship, enables the Company to provide a full-service, single-source solution for the store automation needs of retailers. The contractual relationships with IBM and NCR provide the Company with the ability to relicense software, resell hardware, and gain access to technical support for the Company's customers.

The Company has also developed CHAINLINK, a cost-effective, easy-to-use store communications program, which provides reliable and consistent movement of data between stores and headquarters. CHAINLINK is designed to work with RSA, as well as other point-of-sale software packages. CHAINLINK is currently in use in at least eight retail chains in the United States.

Together, RSA and CHAINLINK provide the retailer with store management and point-of-sale applications, including check-out at the cash register, and store to headquarters communications. RSA can be customized to meet the specific needs of the retailer. RSA can provide the store managers and cashiers with the same "look and feel" on a variety of installed point-of-sale computer systems, while giving the retailer's information management systems staff a consistent interface to all of its store systems. RSA was first installed in 1995, and is currently installed in three retail chains. The primary target market for RSA is general merchandise retailers who generally have more than 100 stores, and more than $100 million in sales.

Network Services

The Company provides a full range of network services including its viaLink subscription service, telecommunications planning and consulting, Internet-based applications development, and internal and external Web site development. Through its internal customer support network, the Company provides Web site hosting and maintenance.

viaLink is an industry-specific, shared business application subscription service, developed and maintained by the Company, with access through telecommunications, including private networks, and the Internet. Through viaLink, the Company is a content provider on the Internet.

viaLink establishes a moderately-priced electronic commerce service for manufacturers, suppliers, retail headquarters and individual retail stores through which subscribing customers are connected via the Internet to a database which resides and is maintained on the Company's computer systems. Using a PC and commonly available and inexpensive computer programs, participants can subscribe to the viaLink service, without having to purchase, install, or implement complex information system technology. viaLink provides a common set of business systems and support offerings to subscribers, and allows them to avoid the costs associated with building and maintaining such network information systems. viaLink is priced as a monthly subscription network information service.

In April 1996, the Company introduced the viaLink network information service for the convenience store industry, which consists of approximately 68,000 stores operated by approximately 1,650 companies. According to the National Association of Convenience Stores ("NACS"), only a small percentage of convenience store companies have implemented in-store computerized retail information systems. In order to implement computerization and scanning in a retail store, the retail chain must first develop and then maintain a "pricebook" which contains information for all items offered for sale in the store. The pricebook typically contains descriptions of the items, along with their Universal Product Codes ("UPCs"), purchase costs, retail sales prices, and any discounts or rebates to be received from the supplier. Pricebook maintenance is a difficult problem for the retail chain to solve. A convenience store chain may have hundreds of suppliers, and each supplier may have different prices on the items it supplies to the chain, depending on the locations of the stores being supplied, which makes pricebook maintenance difficult, but essential. Pricebook maintenance typically involves inefficient manual entry of item information, which can introduce errors into the pricebook. According to NACSr, maintenance of the pricebook often poses the most significant challenge to the success of a scanning project and computerization of the convenience store.

A subscribing retailer can use the viaLink Item Catalog Service to electronically retrieve product item information (e.g., item numbers, UPCs, descriptions, pricing information, deal and promotional pricing) that has been placed in the database by manufacturers, wholesalers, or other product suppliers. This information can be electronically loaded into the retailer's pricebook, which helps the retailer improve the accuracy and reliability of the pricebook.

Product manufacturers can use viaLink to efficiently introduce new products, by electronically providing product information to retailers and wholesalers. Wholesalers and other suppliers can use viaLink to electronically provide product and pricing information to retailers by placing this information in the viaLink databases, and allowing the retailers to access these prices. The databases in viaLink are specifically designed to manage the complexity of the arrangements that exist between retailers and their wholesalers and suppliers, especially related to prices and promotions. viaLink is offered on a monthly subscription basis and is accessible through the Internet.

As of March 14, 1997, 14 convenience retail chains, that have in excess of 1,700 stores, and 12 suppliers have signed subscription agreements for viaLink. The Company is in the process of implementing viaLink with these retail chains and suppliers. As of December 31, 1996, total revenues from viaLink were less than $1,100.

In addition to the convenience store industry, the Company intends to deploy viaLink in other segments of the retail industry, including grocery and chain drug retailers, who share much of their supply chain (manufacturers and distributors) with the convenience store industry.

The Company also constructs Internet-based information applications for its customers, such as NACS. The Company constructed, operates and maintains the Internet-based applications and directories which allow NACS to offer services on the Internet. This site or "home page" is known as "C-Store Central" and can be found on the Internet at http://www.cstorecentral.com. NACS places daily news about the convenience store industry on this site which also allows members easy access to the viaLink services.

Customer Support

Customers of the Company are provided telephone and on-line technical support by the Company's customer support group. As of March 14, 1997, the Company's customer support group consisted of four full-time representatives. However, all the Company's technical staff can be used, when appropriate, for resolving technical problems and supporting specific customer needs.

Sales and Marketing

The Company's services and products are marketed directly to the Company's customers through its sales and marketing support group and senior staff members. As of March 14, 1997, the Company's sales and marketing support group consisted of 12 full-time employees including the President of the Company. The Company is actively recruiting a senior sales executive to assume leadership
of the marketing and sales.   The sales and marketing team is
responsible for sales lead generation, follow up on customer referrals, and provides input into the Company's ongoing services and product development efforts based on customer feedback and market data. Sales and marketing leads are generated through advertising, customer referrals, public relations, trade shows, and strategic relationships with hardware manufacturers and customers. The Company also utilizes a variety of other consulting and contractor relationships to help develop and promote viaLink.

Licenses and Intellectual Property

The Company regards its software as proprietary, and licenses its software products generally under written license agreements. Because the Company's software products allow customers to customize their applications without altering source programs, the source programs for the Company's products are typically neither licensed nor provided to customers.

The Company has no patents or patent applications pending. The Company attempts to protect its products through a combination of copyright, trademark and trade secret laws. CHAINLINK is a registered trademark of the Company and trademark applications are pending with the United States Patent and Trademark Office for RETAIL SERVICES APPLICATION and viaLink. The Company also requires employee and third-party non-disclosure and confidentiality agreements. Despite these precautions, it may be possible for unauthorized parties to copy certain portions of the Company's products, reverse engineer or obtain and use information that the Company regards as proprietary.

Because the software development industry is characterized by rapid technological change, the Company believes that factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance, are more important to establishing and maintaining a technology leadership position, than the various legal protections available for its technology.

Software License Agreements

From time to time, the Company licenses third-party software components for inclusion principally in its software application RSA. In January 1994, the Company entered into a non-exclusive confidential software license agreement with Applied Retail Solutions Corporation ("ARSC") related to certain computer software programs, development tools, interfaces and codes (the "ARS Software") used by the Company in the development and marketing of RSA for use on certain identified point-of-sale computer terminals. This agreement had an initial term of two years and, following the initial term, the agreement has continued on the same terms and conditions and is subject to termination on 90 days' notice. The agreement requires the Company to pay periodic license and support fees. The ARS Software and all modifications and enhancements to the ARS Software by the Company remain the property of ARSC.

In March 1994, the Company entered into a five year confidential Agreement for Licensing of IBM Software with International Business Machines Corporation ("IBM") pursuant to which the Company became an authorized reseller and technical support provider of certain IBM software. Furthermore, in February 1995, the Company entered into a two-year confidential IBM Business Partner Agreement and became an authorized remarketer of IBM computer hardware. Pursuant to these agreements, the Company receives discounts on the purchase of IBM software and hardware products. With respect to IBM software, the Company is required to pay IBM a one-time royalty on each distributed or installed copy of the IBM software.

Effective January 1, 1996, the Company entered into an 18-month Global Solutions Partners Agreement with NCR. Pursuant to such agreement the Company receives discounts on NCR hardware and software purchases and maintenance, personnel education and training, software support, and certain commissions and fees associated with NCR equipment and software installations.

Employees and Consultants

As of March 14, 1997, the Company had a total of 109 full time employees, of which 12 were employed in sales and marketing support, including the President of the Company, 20 were employed in product research and development and Technical Support, 64 were employed in professional services and customer support, and 13 were employed in human resources, administration and finance. In addition, the Company utilizes the services of two independent consultants in business and product development and marketing. The Company's future performance depends in significant part upon the continued service of its key technical and senior management personnel, and its continuing ability to attract and retain highly qualified and motivated personnel in all areas of its operations. Competition for such personnel is intense, and there can be no assurance that the Company can retain key managerial and technical employees or that it can attract, assimilate or retain other highly qualified personnel in the future. None of the Company's employees is represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

Government Regulation

The Company is not currently subject to direct regulation by any government agency, other than regulations applicable to businesses in general. There are currently few laws or regulations directly applicable to access to or commerce on the Internet; however, due to the increasing popularity and use of the Internet, it is possible that a number of federal and state laws and regulations may be enacted or adopted with respect to the Internet, covering issues such as user privacy, taxation, encryption, authentication technology, pricing, quality of products or services. The enactment or adoption of any such laws and regulations may decrease the growth of the Internet and increase the cost of commerce on the Internet, which could affect the marketability of viaLink, and, in such event, could have an adverse effect on the Company's operating results and financial condition. Furthermore, the applicability to the Internet of existing laws governing issues such as property ownership, libel and personal privacy is uncertain.

Competition

The environment within which the Company operates is intensely competitive and subject to rapid change. To maintain or increase its market share position in the retail, supplier, and wholesale distribution industries, the Company will need to continually develop additional products, introduce new product features and enhancements, and expand its professional services capability. The Company currently competes principally on the basis of the specialized nature of its services and products. Specifically, the features and functions of the Company's software products include adaptability and scalability and their interoperability with other network products, the ability to deploy complex systems, product quality, ease-of-use, reliability and performance, company reputation and professional service, integration with other enterprise and network applications, and availability on popular operating systems, relational databases and communications hardware architecture. The Company believes its products and services compete favorably in all of these areas.

Competitors vary in size and in the scope and breadth of the products and services offered. The Company encounters competition from a number of sources, including the big-six accounting firms, IBM and other software and hardware manufacturers, local and regional consulting and software companies most of whom are privately-held, third-party professional services organizations, and management information systems departments of potential customers who are developing custom software. In the market place of retail and wholesale distribution industries, the Company competes with numerous, smaller, privately-held companies based on product features and functionality, as well as larger, publicly-held companies with greater resources and having greater product and market diversification. The Company competes with these companies based upon the specialized nature of its focus on the retail and wholesale distribution industries and company reputation.

With respect to its proprietary retail software products, many of the Company's current and potential competitors, both privately-held and publicly-held, have greater financial, technical, marketing and distribution resources than those of the Company. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, and devote greater resources to the development and distribution of their products. In addition, because there are relatively low barriers to entry in the software marketplace, the Company expects additional competition from other established or emerging companies as the network services market continues to expand. Increased competition may result in pricing pressures, reduced gross margins and loss of market share, any of which could materially adversely affect the Company's business and results of operations. The Company also believes that competition will increase as a result of software industry consolidations. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not materially adversely affect its business and results of operations.

Clients and Customers

The Company's clients and customers range from small, rapidly growing companies to large corporations, principally within the retail and wholesale distribution industries. The following is a partial list of the Company's clients as of March 14, 1997.

     ALDI Inc.                   Duckwall-ALCO Stores, Inc.
     Fleming Companies, Inc.     Fred's Inc.
     Genovese Drug Stores, Inc.  Jan-Bell Marketing, Inc.
     Michaels' Stores, Inc.      Petro PSC, L.P.
     Sonic Corp.                 Crabtree & Evelyn

In 1996, three individual customers each accounted for 17, 14 and 10 percent of the Company's revenues, respectively. Furthermore, in 1996, five of the Company's customers accounted for 57 percent of the Company's total revenues. The Company believes that revenues derived from existing and future large customers will continue to represent a significant portion of its total revenues.

Other Business Strategies

The Company's principal business objective is to become a leading provider of fully-integrated information and network services linking retailers, distributors and manufacturers throughout the retail supply chain. Utilizing the Company's experience and expertise in the retail and distribution industries, the Company's principal strategy is to continue further development and enhancement of viaLink as well as further development and deployment of its Solutions software offerings, RSA and CHAINLINK, and potentially their integration with viaLink.

The Company has more than 20 customers that use software solutions that were either specifically developed for them by the Company or are modified versions of "standard" software packages that the Company installed and modified for them. The Company intends to increase revenues generated from its existing customer base by providing such customers with additional consulting and systems integration services, enhancements to its existing products customized to their particular needs, continuing customer support services and new products offerings.

Security Technologies

To minimize the security risks associated with a shared network on the Internet, the Company has researched and implemented security protocols in viaLink. For example, the viaLink service uses the secure sockets layer of the Internet, so that confidential information is encrypted as it passes through the Internet. The Company has also constructed a double "firewall" between its services and the Internet, which is intended to restrict unauthorized use and prevent security breaches.

Although the Company has implemented these and other security measures, viaLink may still be vulnerable to break-ins and similar security breaches that jeopardize the security of the information stored in and transmitted through the computer systems of viaLink subscribers, which may result in significant liability to the Company and also deter potential subscribers. Moreover, the security and privacy concerns of potential subscribers, as well as concerns related to computer viruses, may inhibit the marketability of viaLink. The Company does not currently have product liability insurance to protect against these risks, and there can be no assurance that such insurance will be available to the Company on commercially reasonable terms or at all.

Product Development and Enhancement

The Company will continue to make significant investments in product development and enhancement to continue to provide technological solutions to its customers' business needs. Historically, the Company has obtained customer funding to develop products and services which jointly met the Company's need to remain competitive and the customer's need to solve information management problems. Currently, the dynamic nature of the information technology industry places large research and development demands on businesses that desire to remain competitive. Competing with larger firms with substantially greater capital resources, the Company has devoted significant portions of available resources to stay abreast of industry developments and to offer competitive products and services.

As of March 14, 1997, the Company's product development staff consisted of 20 employees and two independent consultants. The Company's total expenditures for product development during 1996 and 1995 were approximately $1,204,000 and $1,060,000, respectively. These expenditures represented 13 percent and nine percent of total revenues for 1996 and 1995, respectively. Of the product development costs, the Company capitalized software development costs and interest totaling $655,248 and $650,158 in 1996 and 1995, respectively. The Company anticipates that it will continue to commit substantial resources to product development in the future, including further development and enhancement of viaLink, RSA and CHAINLINK.

Item 2.  Properties

The Company's corporate headquarters consists of a two-story office facility of approximately 30,000 square feet at 13800 Benson Road, Edmond, Oklahoma, which the Company first occupied in January 1996. The office facility is leased under a ten-year lease requiring monthly rental payments of $24,545 during the first 36 months, $27,500 during the next 48 months, and $28,750 during the remaining term of the lease. The lease expires on June 30, 2006.

The current facility has internal systems consisting of a local area network with associated servers, a wide area network, high speed ("T1") connectivity to the Internet, two RS/6000's, an AS/400, an HP 9000, and approximately 140 workstations. The facility is designed to support a projected increase in staff for both traditional and viaLink services and the increased office space required to house a production computer operations facility.

Item 3.  Legal Proceedings

From time to time, the Company may be involved in litigation relating to claims arising out of its operations in the normal course of business. The Company is not currently a party to any legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 1996.

                             PART II

Item 5.  Market for Registrant's Common Stock and Related
         Stockholder Matters

The Common Stock and the Redeemable Common Stock Purchase Warrants began trading separately in November 1996 (subsequent to the initial public offering) on the Nasdaq SmallCap Market under the symbols "IQIQ" and "IQIQW", respectively. The following table sets forth the high and low closing bid quotations of the Common Stock and Redeemable Common Stock Purchase Warrants as reported by the National Association of Securities Dealers Automated Quotation System ("NASDAQ"). For the fourth quarter of 1996, the bid quotation reflects inter-dealer prices without adjustment for retail markups, markdowns or commissions and may not reflect actual transactions. Prior to the fourth quarter of 1996, no established public trading market existed for the Common Stock and Redeemable Common Stock Purchase Warrants.

                                              Redeemable Common
                         Common Stock Price     Stock Purchase
                                                Warrants Price
                         ------------------   -----------------
                           High       Low      High     Low
                         --------  --------   -------  --------
    Fourth Quarter-1996    $6.00     $4.375     $1.75      $.75

The number of record holders of the Company's Common Stock as of March 14, 1997, was approximately 750.

The Company has not paid a dividend with respect to its common stock nor does the Company anticipate paying dividends in the foreseeable future.

Item 6.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

This Form 10-KSB contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements.

Overview

The Company is engaged in the business of providing information systems services to retail companies and to the manufacturers, wholesalers, and other suppliers who provide the products that these retail companies sell (the "Retail Supply Chain"). These information systems services include (i) management consulting and computer system integration services (Consulting), (ii) proprietary software products and applications (Solutions), and
(iii) network services and network-based computer applications (Network Services). The Company is organized to provide all three information systems services in several business areas:
Retail Consulting, Store Systems Consulting, Internet Consulting, viaLink Implementation and Production/Operations.

Through its Consulting Services, the Company provides business, computer and technology consulting and systems integration services. Through its Solutions, the Company sells computer hardware and software, including the Company's proprietary software applications, RSA and CHAINLINK. Through its Network Services, the Company offers its network information subscription service, viaLink, and other Web page hosting and subscription services.

The following table sets forth selected results of operations for the fiscal years ended December 31, 1996, 1995 and 1994, which are derived from the audited financial statements of the Company.

                          For the Years Ended December 31,
                  ------------------------------------------------
                        1996                1995              1994
                  -----------------  -----------------  ------------------
                   Amount       %     Amount        %     Amount         %
                  ----------  -----  ------------  -----  -----------  -----

 Revenues         $9,507,370  100.0   $11,590,224  100.0  $11,609,652  100.0
 Direct cost of
  sales            2,570,840   27.0     3,616,687   31.2    5,262,740   45.3
                   ----------  -----  ------------  -----  -----------  ----
                   6,936,530   73.0     7,973,537   68.8    6,346,912   54.7

 Expenses:
  Salaries and
   benefits        5,167,571   54.4     5,673,034   49.0    4,336,206   37.4
  Selling,
   general and
   administrative  2,007,999   21.1     1,588,655   13.7    1,168,615   10.1
  Interest expense   219,089    2.3       149,042    1.3      121,678    1.0
  Depreciation and
   amortization      591,205    6.2       511,494    4.4      374,107    3.2
                   ---------  -----     ---------  -----    ---------  -----
    Total expenses 7,985,864   84.0     7,922,225   68.4    6,000,606   51.7
                   ---------  -----     ---------  -----    ---------  -----
  Income (loss)
   before income
   taxes         $(1,049,334) (11.0)  $    51,312    0.4   $ (346,306)   3.0   %
                 ===========  =====   ===========  =====   ===========  =====

The Company's revenues declined 18 percent during the year ended December 31, 1996, compared to the fiscal year 1995, and moderately decreased .2 percent during the 1995 fiscal year, compared to the 1994 fiscal year. The decline in revenues was principally attributable to the reduction in computer hardware sales and revenues from consulting and system integration services due to lower overall levels of consulting and computer systems integration projects, while the Company allocated and devoted substantial consulting and programming personnel time to the further development, enhancement and implementation of viaLink, as the Company increases its focus on recurring revenue and network services. The decline in hardware sale revenues was in part attributable to the completion of two large point-of-sale hardware installations in 1995 and generally overall lower hardware orders and installations by customers in 1996. The decline in revenues (0.2 percent) during the 1995 fiscal year compared to 1994 was principally attributable to the reduction in computer hardware sales, while revenues from consulting and system integration services (which included the sale of the Company's RSA product) increased. Management of the Company cannot predict whether revenues will further decline and, if the decline in such revenues continues, the severity or length of time such declining revenues and the impact upon the financial condition and results of operations of the Company. Although there can be no assurance, management of the Company anticipates increasing revenues through additional sales of the Company's RSA and subscriptions for the Company's viaLink network information service, along with consulting revenues.

The Company's quarterly operating results have, in the past, varied and may in the future vary significantly depending on factors such as the size, timing and recognition of revenue from significant customer consulting and systems integration activity, hardware and software orders, the timing of new product releases and market acceptance of these new releases, increases in operating expenses, and to some extent, the seasonal nature of its business. Thus, the Company's revenues and results of operations have and may continue to vary significantly from quarter to quarter, period to period, and year to year based upon frequency and volume of sales and licensing of the Company's software applications and providing of consulting services during such periods, as well as the future volume of viaLink subscriptions. Due to the relatively fixed nature of certain of the Company's costs throughout each period, including personnel and facilities costs, the decline of revenues in any period typically results in lower profitability. There can be no assurance that the Company will be successful in achieving and maintaining profitability on a fiscal year basis or avoiding losses in any future period.

As a result of the Company's decision to develop and build certain software applications and viaLink, and to finance the growth and investment through internally generated cash flows as much as possible, much of the cost incurred with the internal projects has been expensed for financial reporting purposes. Accordingly, the Company's expense levels are based in part on its expectations as to future revenues. The Company typically operates on a backlog of consulting and systems integration projects; however, there are likely to be periods when expenses exceed revenues.

Results of Operations

Comparison of Fiscal 1996 and 1995

Revenues. During 1996, revenues decreased on an overall basis by $2,082,854 (an 18 percent decrease) to $9,507,370 compared to revenues of $11,590,224 during 1995. Fifty-three percent of the decrease was attributable to declining revenues from computer hardware sales, which decreased $1,095,965 (a 28 percent decrease). The decrease in hardware sales revenue was the result of the completion of two large point-of-sale hardware installations in 1995, while orders and installations by customers were generally lower in 1996. In 1995, the Company made its first significant sale of RSA for approximately $1.3 million, which accounted for a significant portion (78 percent) of the revenues from proprietary software products and applications in 1995. The Company made two sales of RSA in 1996 totaling $895,941, which accounted for 90 percent of its total of $997,499 in revenues from proprietary software products and applications. Overall, proprietary and software product revenues decreased $674,193 (a 40 percent decrease) from 1995. Consulting revenues decreased $427,271 (a 7.5 percent decrease) during 1996. Consulting revenues decreased primarily as a result of an overall lower level of consulting and systems integration work having been performed by the Company for its customers and due to an increase in utilization of consulting personnel and programmers for internal research and development of viaLink. These declines in revenues in 1996 compared to 1995 were offset by an increase of $114,575 in recurring revenue sources (a 31 percent increase), as the Company is beginning development of its recurring revenue base through viaLink and other network services.

Direct Cost of Sales. Direct cost of sales represents the cost of hardware and certain point-of-sale software purchased by the Company as an authorized reseller of IBM equipment and software, and includes certain required royalty payments based on the Company's sale of its proprietary software products. As a result of lower hardware sales, cost of sales decreased accordingly by $1,045,847 (a 29 percent decrease). As a result of the change in sales mix to more profitable software applications and consulting fees, and less hardware sales, the gross margin on revenues decreased $1,037,007 (a 13 percent decrease) in 1996 compared to 1995.

Salaries and benefits. Total salaries and benefits decreased by $505,463 (a nine percent decrease) to $5,167,571 during 1996 from $5,673,034 in 1995. Payroll costs, including taxes and bonuses, decreased $229,095 (a four percent decrease), as the Company's total employed personnel remained relatively constant at approximately 105 throughout 1996. This decrease was in part due to the hiring in 1995 of several higher-cost temporary programmers to meet the demand and workload. These programmers were not employed in 1996. Contract labor was also utilized in 1995 to meet the workload demand. As with the temporary programmers, these contractors were not employed in 1996, resulting in a decrease of $331,590 (an 80 percent decrease)in contract labor costs from 1996 to 1995. In the development of viaLink and enhancement of RSA a portion of the employee compensation and associated costs of such personnel were capitalized as software development costs. The Company capitalized $600,825 of software development costs in 1996 compared to $628,094 in 1995, exclusive of capitalized interest costs, a decrease of $27,269 (a four percent decrease). The Company expects to spend approximately these same amounts on software development during 1997. Benefits and insurance expenses increased slightly in 1996 from 1995 by $4,346 (a two percent increase).

Selling, General and Administrative Expenses. Selling, general and administrative expenses in 1996 increased by $419,344 (a 26 percent increase) to $2,007,999 compared to $1,588,655 during 1995. On January 5, 1996, the Company completed the relocation to its new leased office facilities. As a result of this move and the increased occupancy costs, coupled with the increase in staff during 1995, many of the individual categories of selling, general and administrative expenses increased from the 1995 levels. Occupancy costs, including rent of facilities, utilities, maintenance and insurance, and equipment leases increased by $142,315 (a 42 percent increase) over 1995 as additional equipment was leased for development, production and implementation of viaLinkT . The expenses associated with personnel development, education and training increased by $24,222 (a 15 percent increase), due to increased demands on current technology training. Also with increased communications requirements and capabilities, telecommunications expenses, including postage and shipping, increased $66,637 (a 54 percent increase) during 1996 compared to 1995. Supplies and resources, due to the relocation and employment growth mentioned above, increased $86,906 (a 47 percent increase). Advertising and Promotion expenses, in connection with preparation for the viaLinkT implementation, increased $20,046 (a 40 percent increase). Professional fees decreased by $22,774 (a nine percent decrease) as the Company employed several professional consultants in connection with the development of viaLink starting in mid-1995, who were utilized to a lesser extent during 1996. Other expense increased by $86,712 during 1996, which consisted primarily of a bad debt provision of $54,783. All other expenses increased a net total of $15,280.

Interest Expense. Interest expense increased by $70,047 (a 47 percent increase) for 1996 compared to 1995. In July 1995, the Company entered into a revolving credit agreement with a bank to replace its IBM line of credit that was in place through July 1995. The revolving credit agreement provided for two separate notes to provide hardware and software sales financing, working capital needs, and bridge financing for the continued development of viaLink. Average outstanding debt during 1995 was approximately $1,392,000, while the average outstanding debt during 1996 was approximately $2,277,000, including $361,000 of capital leases. During 1996, $54,423 of interest costs were capitalized as a portion of the development costs of viaLink and RSA, while during 1995, $22,064 of interest costs were capitalized.

Depreciation and Amortization. Depreciation and amortization expense increased in 1996 by $79,711 (a 16 percent increase) due to the expenditure during 1995 on fixed assets and software development costs of $376,541 and $650,158, respectively, and the expenditure during 1996 on fixed assets and software development costs of $625,893 and 655,248, respectively, which resulted in the increased depreciation and amortization during 1996.

Comparison of Fiscal 1995 and 1994

Revenues. During 1995, revenues decreased $19,428 (a .2 percent decrease) to $11,590,224 compared to 1994, as the mix in sales changed due to normal business activities. Consulting and systems integration service revenues increased by $779,851 (a 16 percent increase) from 1994 to 1995. Long-term consulting arrangements with two customers accounted for $2,506,729 (a 44 percent increase) of the total 1995 consulting fees revenues of $5,668,846. Hardware sales decreased $2,010,771 (a 34 percent decrease) as two large customers completed their store roll-outs of point-of-sale systems during 1995. During 1995 the Company continued to sell large volumes of hardware to two of its major customers. Revenues from software product sales increased by $1,216,133 (a 267 percent increase) over 1994, principally due to the first sale of the Company's proprietary software application RSA of approximately $1.3 million. Customer support network revenue decreased $4,641 (a one percent decrease) from 1994.

Direct Cost of Sales. Direct cost of sales represents the cost of hardware and certain point-of-sale software acquired for resale. The decrease in hardware sales resulted in a corresponding decrease in cost of sales of $1,646,053 (a 31 percent decrease) to $3,616,687 in 1995 compared to $5,262,740 in 1994. As a result of the change in sales mix to more profitable software applications and consulting fees, and less hardware sales, the gross margin on sales increased $1,626,625 (a 26 percent increase)to $7,973,537 compared to $6,346,912 in 1994.

Salaries and Benefits. Salaries and benefits increased a total of $1,336,828 31 percent increase) to $5,673,034 in 1995 form
$4,336,206 in 1994, due to the increase in employed personnel. In May 1994, the Company embarked on a significant growth pattern, increasing from 74 to 95 employees by the end of 1994. This employment level remained constant through 1995, as compared to an average of five months in 1994, as well as new staff additions during 1995 increased the employed personnel to a level of 105 as of December 31, 1995.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in 1995 increased $420,040 (a 36 percent increase) to $1,588,655 from $1,168,615 in 1994 due to several factors. Recruiting and staffing expenses increased $39,882 (a 78 percent increase) due to costs of hiring and relocating certain key personnel. Travel expenses increased $102,909, due to the increase in staff and higher levels of travel associated with training in 1995. Rent and occupancy costs increased by $52,095 (an 18 percent increase) during 1995 due to the leasing of three temporary buildings to accommodate increased employed personnel. As a result of employment growth, telecommunications and supplies and resources increased a total of $63,640 (a 22 percent increase). Professional Fees increased $127,166 (a 91 percent increase) due to legal fees and financing efforts in connection with development of viaLink and additional consultants hired by the Company for the development and marketing of viaLink. All other selling, general and administrative expenses decreased a net total of $34,438.

Depreciation and Amortization. Depreciation and amortization expense increased in 1995 by $137,387 (a 37 percent increase) to $511,494 due to continued high levels of fixed asset and software development additions. Gross capital expenditures and capitalized expenditures for software development were $659,140 and $1,026,699 in 1994 and 1995, respectively.

Interest Expense. In 1995, the Company completed a new credit facility with a bank to replace the IBM line-of-credit. The new credit facility established two separate notes payable totaling $3 million, to provide hardware and software sales financing, working capital needs, and bridge financing for the continued development of viaLink. Average outstanding debt, including shareholder loans, was approximately $1,392,000 and $1,169,000, during 1995 and 1994, respectively. During 1995, $22,064 of interest costs were capitalized due to the ongoing development of viaLink and RSA.

Liquidity and Capital Resources

As of December 31, 1996, the Company had cash and cash equivalents of $1,821,014. The Company's working capital was $2,311,907.

Prior to its sale of stock in 1996, the Company financed its operations and growth through internal operations, cash flows and borrowings. In July, 1995, the Company entered into two lines-of-credit arrangements with a local bank to finance the ongoing product sales operations and to provide working capital and financing for the continued development and enhancement of viaLink and RSA until more permanent long-term or equity financing was completed. In June 1996, Vantage Capital Resources, Inc. merged with the Company and in November 1996, the Company completed an initial public offering, and received total net proceeds of $4,425,969. Costs and expenses of the offerings totaled $428,162, which was offset against the net proceeds. After receipt of the net proceeds, the Company paid in full both lines of credit totaling $2,181,000 as a cash interest cost-saving measure, and the Company has remaining a single line of credit of $1,000,000. Total net cash flows provided from financing activities in 1996 were $3,174,291.

During the fiscal year ended December 31, 1996, the Company used $90,635 of cash flows from operations, compared to generating $353,868 in the 1995 fiscal year, and in 1996, used $1,281,141 of such cash flows for additional investment in furniture, equipment and leasehold improvements and software development costs. As of December 31, 1996, and March 14, 1997, the Company did not have any borrowings outstanding on its line-of-credit financing arrangement. The borrowing base at December 31, 1996 was approximately $1,123,000.

The Company's capital expenditures of $1,281,141 for the year ended December 31, 1996, were primarily for computer hardware and software, office equipment and furniture, and internal software development costs associated with the development and/or enhancement of RSA and viaLink. Of this total, $655,248 relates to internal software development costs for the Company's network information services and point-of-sale application. While future capital expenditures will depend upon a number of factors, the level of expenditures is expected to increase over the historical level of such expenditures as the Company expands to deliver its network information services and continues to enhance its point-of-sale applications.

As of December 31, 1996, the Company had no borrowings outstanding under its revolving credit agreement with Liberty Bank and Trust Company of Oklahoma City, N.A. (the "Bank"). The amended revolving credit agreement provides for a single line of credit of $1,000,000, under a promissory note, which matures on October 1, 1997, and bears interest at the national prime rate, as defined in the agreement and note, plus one-half percent ( the prime rate was 8.25 percent at December 31, 1996). Under the terms of the agreement, the Company can borrow up to the lesser of $1,000,000 or the borrowing base as defined in the agreement. Borrowings under the revolving credit agreement and the promissory note thereunder are secured by the Company's furniture, fixtures and equipment, accounts receivable, and inventory. In addition, borrowings are personally guaranteed by Robert L. Barcum, Robert N. Baker and David B. North up to $460,000, $460,000 and $50,000, respectively. The notes mature and any outstanding borrowings thereunder will become payable in full on October 1, 1997. The agreement requires the Company to maintain certain financial ratios and restricts and limits the creation of additional debt, the sale of certain assets, and the payment of dividends.

At December 31, 1996, pursuant to eleven separate three-year promissory notes, Robert L. Barcum, Robert N. Baker and Russell
L. Reinhardt, shareholders and executive officers of the Company, had aggregate outstanding loans to the Company of $457,000 (the "Shareholders' Loans"). The proceeds of the Shareholders' Loans were utilized to fund operating costs and development of the Company's viaLinkT network subscription services and RSA software application. The Shareholders' Loans bear interest at rates of 8.5 percent to 10 percent per annum, and mature commencing January 3, 1997 through March 8, 1999. Furthermore, on October 15, 1996, the Company issued a promissory note to David
B. North, a shareholder and executive officer of the Company, in redemption of 22,500 shares of Common Stock of the Company issued to Mr. North in connection with the merger of VCRI, in the principal amount of $39,375, bearing interest at the rate of 10 percent per annum, with a maturity date of November 15, 1997.
See Item 12. Certain Relationships and Related Transactions. It is anticipated that the Shareholders' Loans and the promissory note held by Mr. North will be repaid as the respective notes mature from cash flows from operations.

The Company anticipates that its operations and growth strategy will be financed with cash and cash equivalents , operating cash flows, capital and operating leases and the existing bank credit facility of $1,000,000. The Company believes that these sources of funds will be sufficient to satisfy the Company's capital requirements for at least 18 months. There may be circumstances, however, that would accelerate the Company's use of available capital resources. If this occurs, the Company may, from time to time, incur indebtedness or issue, in public or private transactions, equity or debt securities. The company currently has no arrangements, however, for additional financing, and there can be no assurance that the Company will be able to obtain requisite financing when needed on acceptable terms.

Forward Looking Statements

Statements of the Company's or management's intentions, beliefs, anticipations, expectations and similar expressions concerning future events contained in this Report 10-KSB constitute "forward looking statements" as defined in the Private Securities Litigation Reform Act of 1995. As with any future event, there can be no assurance that the events described in forward looking statements made in this Report 10-KSB will occur or that the results of future events will not vary materially from those described in the forward looking statements. Important factors that could cause the Company's actual performance and operating results to differ materially from the forward looking statements include, but are not limited to, changes in the general level of economic activity in the markets served by the Company, introduction of new products or services by competitors, delays in implementing the Company's viaLink services, the availability of capital sufficient to support the Company's level of activity and the ability of the Company to implement its business strategies.

Item 7.  Financial Statements

The financial statements are included beginning at page F-2. See page F-1 for the Index to the Financial Statements.

Item 8.  Changes In and Disagreements With Accountants on
         Accounting and Financial Disclosure

              None

                            PART III
Item 9.  Directors and Executive Officers of the Registrant

Set forth below is certain information with respect to each executive officer and Director of the Company. Directors are generally elected at the annual shareholders' meeting and hold office until the annual shareholders' meeting three years following their election and until their successors are elected and qualify. Executive officers are elected by the Board of Directors and serve at its discretion. The Bylaws of the Company provide that its Board of Directors shall consist of not less than three nor more than fifteen. As of the December 31, 1996, the Board of Directors of the Company consisted of three members.

            Name          Age               Position
  ---------------------   ---    ------------------------------
  Robert L. Barcum(1)(2)   48    President and Chairman of the
                                   Board

  Robert N. Baker(1)(2)    45    Vice President-Network
                                   Services, Secretary and
                                   Director

  Russell L.               50     Vice President-Solutions and
  Reinhardt(1)(3)                   Director

  David B. North(1)        40     Vice President-Technology,
                                    Assistant Secretary

  John M. Duck             54     Vice President, Treasurer,
                                    Chief Financial Officer
----------

(1)  Member of Stock Option Committee of the Applied Intelligence
     Group, Inc. 1995 Stock Option Plan. See "Stock Option Plan," below.

(2)  A Class II Director, whose term expires in 1997.

(3)  A Class I Director, whose term expires in 1996.

Background Information of Executive Officers and Directors

The following is a brief description of the business background of the executive officers and Directors of the Company:

Robert L. Barcum, as a cofounder, has served as a Director and as an executive officer of the Company since its formation in 1985 and currently serves as Chairman of the Board and President and Chief Executive Officer. Mr. Barcum is responsible for developing the Company's national retail practice, including product and services planning, marketing and business alliances. He also manages the Consulting and Systems Integration business area. Mr. Barcum has more than 25 years of experience in management information systems for retail organizations. He is active in the National Retail Federation. Since 1991 has served as an outside Director of Duckwall-ALCO Stores, Inc., a publicly-held retailer and a Company customer and since 1993, has served as an outside director of Commercial Distributing Inc. , a distributor of automotive products in the automobile after-market and a Company customer. Since 1995, he has served on the Business Advisory Council of Oklahoma Christian University of Science and Arts (formerly Oklahoma Christian College), and since 1996 has served as a member of the Advisory Board of Kent State University.

Robert N. Baker, as a cofounder, has served as a Director and Vice President of the Company since its formation in 1985 and currently serves as Vice President-Network Services and Corporate Secretary. Mr. Baker is responsible for developing the viaLINK services as well as managing the Network Services business area. Mr. Baker has over 20 years of experience in management, technical support and systems development within the retail industry. He graduated magna cum laude from Oklahoma Christian University of Sciences and Arts (formerly Oklahoma Christian College) with a Bachelor of Science in Mathematics.

Russell L. Reinhardt has served as a Director, Vice President and Secretary since joining the Company in 1986 and currently serves as Vice President-Solutions. Mr. Reinhardt is responsible for product development, business partnerships and business relations, and holds various responsibilities related to business planning. Mr. Reinhardt manages the Solutions business area. Mr. Reinhardt has 20 years experience with the IBM Corporation during which time he held a range of staff and management positions. Mr. Reinhardt is a graduate of the University of Michigan with a B.S.E. in Science Engineering.

David B. North has served as Vice President since joining the Company in 1985 and currently serves as Vice President-Technology and Assistant Secretary. Mr. North is the Company's chief computer scientist and serves as project manager, system designer and technical consultant. Mr. North was an instructor of computer science at the University of Oklahoma for two years and also an Instructor, Systems Analyst and Program Developer at Oklahoma Christian University of Sciences and Arts. Currently he serves in an advisory capacity to the University of Oklahoma Center for MIS Studies. Mr. North is a graduate of Oklahoma Christian University of Sciences and Arts (formerly Oklahoma Christian College) with a Bachelor of Science in Chemistry. He was awarded a Masters of Science in Computer Science from the University of Oklahoma and has completed further graduate studies in Artificial Intelligence at the University of Oklahoma.

John M. Duck has served as Director of Finance and Administration since joining the Company in 1991 and currently serves as Vice President, Treasurer and Chief Financial Officer. Mr. Duck is responsible for all financial and tax reporting and compliance as well as for overall direction of the Finance Department of the Company. Prior to joining the Company, Mr. Duck served as Chief Financial Officer of Griffin Entities, Inc. as well as Mr. Rooter Corporation. Mr. Duck currently serves on the Board of Directors of the Edmond Chamber of Commerce and is a member of the Oklahoma County Private Industry Council. Mr. Duck is a certified public accountant and holds a Bachelor of Science in Economics from Oklahoma City University.

Board of Directors

Pursuant to the terms of the Company's Certificate of Incorporation , the directors are divided into three classes. Class I Directors hold office initially for a term expiring at the annual meeting of shareholders to be held in 1997, Class II Directors hold office initially for a term expiring at the annual meeting of shareholders to be held in 1998, and Class III Directors hold office initially for a term expiring at the annual meeting of shareholders to be held in 1999. Each director will hold office for the term to which he or she is elected and until his or her successor is duly elected and qualified. Mr. Reinhardt is serving as a Class I Director under a term expiring in 1997, and Messrs. Barcum and Baker are serving as Class II Directors under terms expiring in 1998. As of December 31, 1996, no member of the Board of Directors is serving as a Class III Director. At each annual meeting of the shareholders of the Company, the successor or successors to a member of the class of directors whose term expires at such meeting will be elected to hold office for a term expiring at the annual meeting of shareholders held in the third year following the year of his election.

Director Liability and Indemnification

As permitted by the provisions of the Oklahoma General Corporation Act, the Certificate of Incorporation (the "Certificate") of the Company, including amendments thereto, eliminates in certain circumstances the monetary liability of directors of the Company for a breach of their fiduciary duty as directors. These provisions do not eliminate the liability of a director (i) for a breach of the director's duty of loyalty to the Company or its shareholders; (ii) for acts or omissions by a director not in good faith or which involve intentional misconduct or a knowing violation of law; (iii) for liability arising under Section 1053 of the Oklahoma General Corporation Act (relating to the declaration of dividends and purchase or redemption of shares in violation of the Oklahoma General Corporation Act); or (iv) for any transaction from which the director derived an improper personal benefit. In addition, these provisions do not eliminate liability of a director for violations of federal securities laws, nor do they limit the rights of the Company or its shareholders, in appropriate circumstances, to seek equitable remedies such as injunctive or other forms of non-monetary relief. Such remedies may not be effective in all cases.

The Certificate and the Bylaws of the Company, as amended, provide that the Company shall indemnify its directors and officers to the full extent permitted by the Oklahoma General Corporation Act. Under such provisions, any director or officer who, in his capacity as such, is made or threatened to be made a party to any suit or proceeding, may be indemnified if the Board of Directors determines such director or officer acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the Company. The Certificate and Bylaws and the Oklahoma General Corporation Act further provide that such indemnification is not exclusive of any other rights to which such individuals may be entitled under the Certificate, the Bylaws, an agreement, vote of shareholders or disinterested directors or otherwise.

Item 10.  Executive Compensation

All of the Directors of the Company are employees of the Company and do not receive any compensation in their capacity as Directors of the Company. The following table sets forth the total cash compensation of the President and each named executive officer that during 1994, 1995 and 1996 received compensation in excess of $100,000 during 1996.


           Director and Executive Officer Compensation

                                                 Annual
                                            Compensation (1)
                                      ----------------------------
  Name and Principal Position          Year   Salary(2)   Bonus(3)
  -------------------------------      ----   ---------   --------
 Robert L. Barcum(4)                   1996   $169,987    $    --
    President and Chief Executive      1995    170,710    $    --
      Officer                          1994    165,406    $15,000


  Robert N. Baker(4)                   1996    169,150    $    --
    Vice President-Network Services,   1995    170,389    $    --
      Secretary                        1994    163,645    $15,000


  Russell L. Reinhardt(4)              1996    171,840    $    --
    Vice President-Solutions           1995    171,256    $    --
                                       1994    165,756    $15,000


  David B. North                       1996    116,248    $    --
    Vice President-Technology,         1995    109,194    $    --
      Assistant Secretary              1994    106,202    $15,000

----------

(1) The named executive officer received additional non-cash compensation, perquisites and other personal benefits; however, the aggregate amount and value thereof did not exceed 10 percent of the total annual salary and bonus paid to and accrued for the named executive officer during the year.
(2)   Dollar value of base salary (both cash and non-cash) earned during the year.
(3)   Dollar value of bonus (both cash and non-cash) earned during the year.
(4) During the years 1996 and 1995, Robert L. Barcum, Robert N. Baker and Russell L. Reinhardt each were paid the same annual base salary of $175,127, and during 1994, each were paid the same
      base  salary  of   $168,391.  The differences  in  the  amounts
      presented above are due to different levels of participation of each individual in the Section 125 Cafeteria Plan offered by the
     Company to all employees on a non-discriminatory basis.

Stock Option Plan

The Company established the Applied Intelligence Group, Inc. 1995 Stock Option Plan (the "Stock Option Plan" or the "Plan") in March 1995, and amended the Plan on April 29, 1996. The Plan provides for the issuance of incentive stock options ("ISO Options") and non-incentive stock options ("NSO Options") to employees and non-employees of the Company, including employees who also serve as Directors of the Company. The number of shares of Common Stock authorized and reserved for issuance under the Plan is 300,000. As of December 31, 1996, options to purchase a total of 75,208 shares of Common Stock ranging from $.63 to $1.80 (with a weighted average exercise price of $1.06) per share were outstanding, all of which were exercisable.

The Stock Option Committee, which is currently comprised of Ms. Kay H. Titchenal and Messrs. Barcum, Baker, Reinhardt and North, administers and interprets the Plan and has authority to grant options to all eligible participants and determine the types of options granted, the terms, restrictions and conditions of the options at the time of grant.

The option price of the Common Stock is determined by the Stock Option Committee. The option price of NSO Options may not be less than 75 percent of the fair market value of the shares on the date of grant of the option. In the case of an ISO Option, the option price may not be less than the fair market value of the Common Stock on the date of the grant of the ISO Option. The fair market value of a share of the Common Stock is determined by the Stock Option Committee. Upon the exercise of an option, the option price must be paid in full, in cash, Common Stock (at the fair market value thereof) or a combination thereof. For a period of two years ending November 21, 1998, the Company has agreed with Barron Chase Securities, Inc., the underwriter of the Company's initial public offering (the "Underwriting") not to grant more than 25,000 NSO Options having an option price of less than fair market value of the shares on the date of grant of the option, without written consent of the Underwriter.

Options are exercisable during employment and for a period of three months after the participant ceases to be an employee, a director, or non-employee service provider of the Company; however, in the event of death or disability of the participant, the ISO Options are exercisable for a period of one year following death or disability. In any event options may not be exercised beyond the expiration date of the option. NSO Options may only be granted to key management employees, directors, key professional employees or key professional non-employee service providers of the Company, while ISO Options may only be granted to key management or key professional non-employees of the Company. No option may be granted after February 28, 2005. Options are not transferable except by will or by the laws of descent and distribution.

All outstanding options granted pursuant to the Plan will become fully vested and immediately exercisable in the event that (i) within any 12-month period, the Company sells an amount of Common Stock that exceeds 50 percent of the number of shares of Common Stock outstanding immediately prior to such 12-month period, (ii) the Company completes an initial public offering of its stock, or
(iii) a "change of control" occurs. For purposes of the Plan, a "change of control" is defined as the acquisition in a transaction or series of transactions by any person, entity or group (two or more persons acting as a partnership, limited partnership, syndicate or other group for the purpose of acquiring securities of the Company) of beneficial ownership of 50 percent or more (or less than 50 percent as determined by a majority of the directors of the Company) of either the then outstanding shares of Common Stock or the combined voting power of the Company's then outstanding voting securities.

Profit Sharing Plan

In 1987, the Company adopted the Applied Intelligence Group, Inc. Profit Sharing Plan (the "Profit Sharing Plan"). The Profit Sharing Plan covers all employees of the Company who have completed at least one year of service with the Company as of the enrollment date under the Profit Sharing Plan. The Company may make an annual contribution to the Profit Sharing Plan on behalf of employees which, if made, begins to vest for each employee's account after the employee has completed two years of service with the Company. Thereafter, each employee's account vests ratably as to 20 percent of the employee's account following each subsequent year of completed service with the Company. Vested contributions will normally be distributed to an employee upon
(i) the employee's retirement, (ii) the employee's death or disability, (iii) the termination of the employee's employment with the Company or (iv) the termination of the Profit Sharing Plan. The Company did not make any contributions to the Profit Sharing Plan for the fiscal years ended December 31, 1994, 1995 and 1996.

In 1993, the Company amended the Profit Sharing Plan to include a 401(k) deferred compensation feature, whereby eligible participants may elect to defer up to 15 percent of their salaries, not to exceed the annual statutory limits, pursuant to a voluntary salary reduction agreement. The Company may determine matching levels of contributions from time to time, at the discretion of the administrative committee. No matching contributions were made by the Company during 1994, 1995 and 1996. All employee contributions under the 401(k) feature are fully vested at all times.

Keyman Life Insurance

The Company maintains keyman policies insuring the lives of Messrs. Barcum, Baker and Reinhardt for $1,250,000, $1,250,000 and $820,000, respectively, the proceeds of which are payable to the Company.

Item 11.  Security Ownership of Certain Beneficial Owners and
          Management

The following table presents certain information as to the beneficial ownership of the Common Stock of the Company as of March 14, 1997, of (i) each person who is known by the Company to own beneficially more than five percent of the outstanding Common Stock, (ii) each Director of the Company, (iii) each executive officer named in the Summary Compensation Table and (iv) all current executive officers and Directors as a group, together with their percentage holdings of the outstanding shares. All persons listed have sole voting and investment power with respect to their shares unless otherwise indicated, and there is no family relationship between the executive officers and Directors of the Company.

                                    Shares      Percent of
Name (and Address)               Beneficially  Outstanding
of Beneficial Owner                 Owned         Shares
---------------------------     -------------  -----------
 Robert L. Barcum(1)               554,529        20.33%
 Robert N. Baker(1)                554,529        20.33%
 Russell L. Reinhardt(1)           316,081        11.59%
 David B. North(1)                  74,861         2.74%
 Executive Officers
  and Directors as a              1,502,056       55.07%
  group (five persons)(2)
----------

(1)   The   business address of the named person is 13800  Benson
      Road, Edmond, Oklahoma 73013-6417.
(2) The number of shares and percent include 2,056 shares of Common Stock issuable pursuant to stock options held and exercisable by an executive officer of the Company.

Item 12.  Certain Relationships and Related Transactions

On June 12, 1996, Vantage Capital Resources, Inc., an Oklahoma corporation ("VCRI"), merged with and into the Company (the "Merger"). VCRI was organized on March 28, 1996, by John Simonelli and Larry E. Howell with an initial capitalization of $360. On June 5, 1996, VCRI completed a private placement offering of 250,000 shares of VCRI common stock at an offering price of $1.75 per share, with net proceeds to VCRI of $394,567 ( the "VCRI Private Placement"). Pursuant to the VCRI Private Placement offering, David B. North, an executive officer and Director of the Company, purchased 22,500 shares of VCRI common stock, and James R. Stepp, a former executive officer of the Company, purchased 1,000 shares of VCRI common stock; however, all of such shares were subsequently redeemed by the Company, as described below. In consummation of the Merger, the Company issued 610,000 shares of its Common Stock, on a one-for-one basis, for the outstanding Common Stock of VCRI.

In connection with the organization of VCRI, each of Messrs. Simonelli and Howell were issued 180,000 shares of VCRI Common Stock for $.001 per share. Prior to the Merger, VCRI had not engaged in any operations other than the negotiation of the Merger and the offering of its Common Stock pursuant to a private placement offering. Upon consummation of the Merger, each of Messrs. Simonelli and Howell, as well as the other shareholders of VCRI, exchanged their shares of VCRI Common Stock, on a one-for-one basis, for the Company's Common Stock. Furthermore, upon closing of the Merger, Messrs. Simonelli and Howell entered into three-year employment agreements with the Company and were elected to the Board of Directors and appointed executive officers of the Company. In connection with the Merger and the transactions related thereto, an independent determination of fairness and reasonableness of the terms of the transactions was not obtained; however, the transactions were negotiated on an arm's-length basis by the respective parties (which included all of the shareholders of the Company) and are believed by respective parties and management of the Company to have been fair.

In connection with the Company's application with The Nasdaq Stock Market, Inc. ("Nasdaq") for listing of the Common Stock and Warrants on the Nasdaq SmallCap Marketr, the staff of Nasdaq raised investor protection concerns regarding (i) the 360,000 shares of Common Stock received by Messrs. Simonelli and Howell in consummation of the Merger and their employment with the Company pursuant to certain three-year employment agreements, and
(ii) the VCRI Private Placement of the VCRI common stock at $1.75 per share followed by the exchange of such shares for the Common Stock of the Company. In addition, the staff of Nasdaq orally expressed concerns regarding the purchase of the shares of VCRI common stock by Messrs. North and Stepp. Initially the staff of Nasdaq denied listing of the Company's securities on the Nasdaq SmallCap Marketr, and the Company appealed the staff's decision to the Nasdaq appeal panel (the "Panel"). In an effort to alleviate the concerns of the staff of Nasdaq and obtain the listing on appeal, the Company, pursuant to agreements with Messrs. Simonelli and Howell, North and Stepp completed the transactions described below, including the redemption of the shares of Common Stock received by Messrs. North and Stepp in consummation of the Merger. However, the Panel in its written appeal decision of October 28, 1996, did not require such redemption.

Pursuant to an Exchange Agreement dated October 14, 1996 (the "Exchange Agreement"), each of Messrs. Simonelli and Howell exchanged 180,000 shares of Common Stock for stock options exercisable on or after November 30, 1998 and on or before November 30, 2001 for the purchase of 180,000 shares of Common Stock for $5.00 per share. The stock options and the Common Stock or other securities issuable under the stock options may not be offered for sale except in compliance with the applicable provisions of the Securities Act of 1933, as amended. The Company has agreed that if it files with the Securities and Exchange Commission a post-effective amendment to the registration statement, a new registration statement, or similar offering document, Messrs. Simonelli and Howell (or other holders of the stock options) shall have the right through December 31, 2001, to include in such registration statement or offering statement the Common Stock or other securities issuable upon exercise of the stock options at no expense to Messrs. Simonelli and Howell. In addition, pursuant to the Exchange Agreement, Messrs. Simonelli and Howell resigned as executive officers and Directors of the Company, and their employment agreements were terminated effective April 1, 1996, without any payment of or continuing right to receive compensation under such employment agreements.

Although not required pursuant to the Panel's written appeal decision, on October 14, 1996, the Company redeemed the shares of Common Stock issued to James R. Stepp, a former executive officer of the Company, in exchange for the 1,000 shares of VCRI common stock that he purchased in connection with the VCRI Private Placement Offering, for $1.75 per share and for an aggregate amount of $1,750. Also, on October 15, 1996, the Company redeemed the shares of Common Stock issued to David B. North in exchange for the 22,500 shares of VCRI common stock that he purchased in connection with the VCRI Private Placement Offering for $1.75 per share for an aggregate amount of $39,375. In redemption of the shares, the Company issued to Mr. North a promissory note in the principal amount of $39,375, bearing interest at the rate of 10 percent per annum (payable at maturity), with a maturity date of November 15, 1997. Management of the Company believes that the terms of the promissory note were at least as favorable as could be obtained from unaffiliated third-party lenders. These redemptions were completed based solely in reliance upon the oral concerns expressed by the Nasdaq staff and were completed in anticipation that the Panel's appeal decision would require such redemptions. The Company does not intend to redeem any of the remaining outstanding shares of Common Stock of the Company issued to the shareholders of VCRI in consummation of the Merger.

Pursuant to eleven separate promissory notes, Robert L. Barcum, Robert N. Baker and Russell L. Reinhardt have loaned to the Company, in the aggregate, $457,000 (the "Shareholders' Loans"). The Shareholders' Loans are each evidenced by a promissory note, bearing interest at rates of 8.5 percent to 10 percent per annum, with maturity dates three years from the date of the note. With respect to the Shareholders' Loans, the interest paid or accrued for payment to each of Robert L. Barcum, Robert N. Baker and Russell L. Reinhardt was $13,055, $13,900, and $16,600, respectively, during 1996, and $9,503, $10,487 and
$11,915,respectively, during 1995. Management of the Company believes that the terms of the Shareholders' Loans were at least as favorable as could be obtained from unaffiliated third-party lenders.

The Company has adopted policies that any loans to officers, directors and five percent or more shareholders ("affiliates") and any future transactions between the Company and any affiliates will be subject to approval by a majority of the disinterested independent directors of the Company and will be on terms no less favorable than could be obtained from unaffiliated parties. As of December 31, 1996, the Board of Directors is comprised of three members, none of whom are independent directors.

Item 13.  Exhibits and Reports on Form 8-K

The following documents are filed or incorporated by reference as part of this Form 10-KSB:


Exhibit
Number         Description
-------   ------------------------------------------------------------------
2.1       The Agreement and Plan of Merger among Registrant,
          Vantage Capital Resources, Inc., John Simonelli, Larry E. Howell,
          Robert L. Barcum, Robert N. Baker, and David B. North, dated
          May 8, 1996*
3.1       Registrant's Certificate of Incorporation*
3.2       Registrant's Bylaws*
4.1       Form of Certificate of Common Stock of Registrant
4.2       Form of Underwriter's Warrant Agreement between Barron
          Chase Securities, Inc. and Registrant*
4.3       Form of Warrant Agreement between Liberty Bank & Trust
          Company of Oklahoma City, Oklahoma, N.A. and Registrant*
4.4       Form of Certificate of Redeemable Common Stock Purchase Warrant*
4.5       Stock Option Agreement between John Simonelli and Registrant, dated
          October 15, 1996*
4.6       Stock Option Agreement between Larry A. Howell and  Registrant, dated October 15, 1996*
10.1      Lease between Oklahoma Christian Investment Corporation and
          Registrant, dated October 3, 1994*
10.2      Employment Agreement (Amended and Restated) between John Simonelli and Registrant, with an effective date of June 12, 1996*
10.3      Employment Agreement (Amended and Restated) between Larry A. Howell and Registrant, with an effective date of June 12, 1996*
10.4      Applied Intelligence Group, Inc. Profit Sharing Plan*
10.5      Global Solutions Partners Agreement with NCR Corporation, having an effective date of January 1, 1996*
10.6      IBM Business Partner Agreement with International Business Machines
          Corporation, dated February 20, 1995*
10.7      Agreement for Licensing of IBM Software between International
          Business Machines Corporation, executed by Registrant on
          March 18, 1996*
10.8      Master Software License Agreement with Applied Retail Solutions,
          Inc., dated January 28, 1994*
10.9      Form of Merger and Acquisition Agreement between Barron Chase
          Securities, Inc. and Registrant*
10.10     Master Arrangement Letter agreement with Fred's Inc. and Registrant, dated December 1, 1995*
10.11     Master Arrangement Letter agreement with Fleming  Companies, Inc.
          and Registrant, dated May 3, 1995*
10.13     Master Arrangement Letter agreement with Fleming Companies, Inc.
          and Registrant, dated May 3, 1995*
10.14     Master Arrangement Letter agreement with Fleming Companies, Inc.
          and Registrant, dated September 28, 1995*
10.15     Arrangement Letter agreement with Fleming Companies, Inc. and
          Registrant Dated May 12, 1995*
10.16     Arrangement Letter agreement with Fleming Companies, Inc. and
          Registrant dated May 31, 1995*
10.17     Arrangement Letter agreement with Fleming Companies, Inc. and
          Registrant dated June 29, 1995*
10.18     Arrangement Letter agreement with Fleming Companies, Inc. and
          Registrant dated May 18, 1995*
10.19     Arrangement Letter agreement with Fleming Companies, Inc. and
          Registrant dated October 31, 1995*
10.20     Arrangement Letter agreement with Fleming Companies, Inc. and
          Registrant dated November 8, 1995*
10.21     Arrangement Letter agreement with Fleming Companies, Inc. and
          Registrant dated September14, 1995*
10.22     Arrangement Letter agreement with Fleming Companies, Inc. and
          Registrant dated May 10, 1995*
10.23     Arrangement Letter agreement with Fleming Companies, Inc. and
          Registrant dated June 16, 1995*
10.24     Arrangement Letter agreement with Fleming Companies, Inc. and
          Registrant dated August 9, 1995*
10.25     Arrangement Letter agreement with Fleming Companies, Inc. and
          Registrant dated September 28, 1995*
10.26     Arrangement Letter agreement with Fleming Companies, Inc. and
          Registrant dated October 4, 1995*
10.27     Arrangement Letter agreement with Fleming Companies, Inc. and
          Registrant dated December 15, 1995*
10.28     AIG Computer Software License Agreement between ALDI Inc. and
          Registrant, dated August 28, 1995*
10.29     Arrangement Letter agreement with ALDI Inc. and Registrant, dated
          January 7, 1994*
10.30     Arrangement Letter agreement with ALDI Inc. and Registrant, dated
          February 7, 1995*
10.31     Master Arrangement Letter agreement with ALDI Inc. and Registrant, dated May 4, 1995*
10.32     Memorandum agreement with ALDI Inc. and Registrant, dated May 30,
          1995*
10.33     Master Arrangement Letter agreement with ALDI Inc. and Registrant, dated August 3, 1995*
10.34     Master Arrangement Letter agreement with ALDI Inc. and Registrant, dated September 21, 1995*
10.35     Master Arrangement Letter agreement with ALDI Inc. and Registrant, dated February 7, 1995*
10.36     Exchange Agreement among Registrant, Robert L. Barcum, Robert N.
          Baker, Russell L. Reinhardt, and David B. North, John
          Simonelli, and Larry A. Howell, dated October 15, 1996*
10.37     Stock Redemption and Employment Severance Agreement  between
          Registrant and James R. Stepp, dated October 14, 1996*
10.38     Stock Redemption Agreement between Registrant and David B. North, dated October 15, 1996*
10.39     Master Arrangement Letter agreement with Sonic Corp. and Registrant, dated July, 31, 1996
10.40     Addendum No. 3 to Arrangement Letter agreement with Sonic Corp. and
          Registrant, dated October 24, 1996
10.41     Arrangement Letter agreement with Dollar General Corporation and
          Registrant, dated January 30, 1997
10.42     Addendum, dated December 12, 1996, to Arrangement Letter agreement between ALDI Inc. and Registrant, dated August 3, 1995
24.4      Consent of Coopers & Lybrand L.L.P.
27.1      Financial Data Schedule

* Incorporated by reference to Exhibit of same number of the Registrant's Registration Statement on Form SB-2 (Registration
  No. 333-5038-D) as filed with the Central Regional Office of the Commission.

                           SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Edmond, Oklahoma, on this 28th day of March, 1997.

                              APPLIED INTELLIGENCE GROUP, INC.


                              BY: /s/ROBERT L. BARCUM
                                   Robert L. Barcum
                                   President


Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     SIGNATURES                 TITLE               DATE

/s/  ROBERT L. BARCUM     Chairman of the         March 28, 1997
Robert L. Barcum          Board of Directors


/s/ ROBERT N. BAKER       Vice President and      March 28, 1997
Robert N. Baker           Director


/s/ RUSSELL L. REINHARDT  Vice President and      March 28, 1997
Russell L. Reinhardt      Director


/s/  DAVID B. NORTH       Vice President          March 28, 1997
David B. North


/s/ JOHN M. DUCK         Vice President and       March 28, 1997
John M. Duck             Chief Financial
                         Officer

Item 7.  Financial Statements

                 INDEX TO FINANCIAL INFORMATION

                                                             Page
     Report of Independent Accountants                        F-2

     Balance Sheets as of December 31, 1996 and 1995          F-3

     Statements of Operations for the Years Ended
            December 31, 1996, 1995 and 1994                  F-4

     Statements of Stockholders' Equity for the Years Ended
            December 31, 1996, 1995 and 1994                  F-5

     Statements of Cash Flows for the Years Ended
           December 31, 1996, 1995 and 1994                   F-6


     Notes to Financial Statements                            F-7

                REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors
Applied Intelligence Group, Inc.

We have audited the accompanying balance sheets of Applied
Intelligence Group, Inc. as of December 31, 1996 and 1995 and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Applied Intelligence Group, Inc. as of December 31, 1996 and
1995 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.



                                        COOPERS & LYBRAND L.L.P.

Oklahoma City, Oklahoma
March 7, 1997

                APPLIED INTELLIGENCE GROUP, INC.

                         BALANCE SHEETS

                   December 31, 1996 and 1995


                   ASSETS                       1996      1995


                                            ----------   ---------
Current assets:
     Cash and cash equivalents              $1,821,014  $   18,499

     Accounts receivable - trade, net of
       allowance for doubtful accounts
       for doubtful accounts of $5,631 in    2,009,837   2,373,517
       1996 and $19,557 in 1995
     Other receivables                         314,874     218,879
     Inventory                                  28,159      22,392
     Prepaid expenses                           76,264      96,238
                                             ---------   ---------
       Total current assets                  4,250,148   2,729,525


Furniture, equipment and leasehold
improvements, net                            1,632,147   1,220,485

Software development costs                   1,308,099     829,607
Other assets                                   117,141      48,443
                                            ----------  ----------
       Total assets                         $7,307,535  $4,828,060
                                            ==========  ==========

    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Book overdraft                          $ 284,760  $  169,466
     Accounts payable and accrued
       liabilities                           1,078,506   1,263,107
     Deferred revenue                          332,449     124,463
     Current portion of notes payable to
       shareholders                            107,375          -
     Current portion of capital lease
       obligation                              135,151      59,144
                                             ---------   ---------
       Total current liabilities             1,938,241   1,616,180


Capital lease obligations, net of current
  portion                                      176,618     158,034
Long-term debt                                       -   1,295,000
Notes payable to shareholders, net of
  current portion                              389,000     457,000
Deferred income taxes                           62,687     304,417
                                             ---------   ---------
       Total liabilities                     2,566,546   3,830,631


Commitments and contingencies (Notes 7 and 10)      -          -

Stockholders' equity:
     Common stock, $.001 par value;
       30,000,000 shares authorized; 2,726,500
       and 1,500,000 shares issued and
       outstanding at December 31, 1996
       and 1995, respectively                    2,727       1,500
     Additional paid-in capital              4,491,226      66,484
     Retained earnings                         247,036     929,445
                                             ---------    --------
       Total stockholders' equity            4,740,989     997,429
                                             ---------    --------

         Total liabilities and
           stockholders' equity             $7,307,535  $4,828,060
                                            ==========  ==========

 The accompanying notes are an integral part of these financial statements.

                APPLIED INTELLIGENCE GROUP, INC.

                    STATEMENTS OF OPERATIONS

      For the years ended December 31, 1996, 1995 and 1994

                                   1996        1995        1994
                               ----------  -----------  -----------
Revenues                       $9,507,370  $11,590,224  $11,609,652


Direct cost of sales            2,570,840    3,616,687    5,262,740

                               ----------  -----------  -----------
                                6,936,530    7,973,537    6,346,912
                               ----------  -----------  -----------

Expenses:
     Salaries and benefits      5,167,571    5,673,034    4,336,206
     Selling, general and
       administrative           2,007,999    1,588,655    1,168,615
     Interest expense, net        219,089      149,042      121,678
     Depreciation and
       amortization               591,205      511,494      374,107
                               ----------  -----------  -----------
       Total expenses           7,985,864    7,922,225    6,000,606
                               ----------  -----------  -----------
Income (loss) before
  income taxes                 (1,049,334)      51,312      346,306


Provision (benefit) for income
taxes                            (366,925)      42,754      138,123
                               -----------  ----------  -----------
Net income (loss)              $ (682,409)   $   8,558   $  208,183
                               ===========  ==========  ===========

Net income (loss) per common
share                          $     (.37)   $    .005   $     .123
                               ===========  ==========  ===========

Weighted average common share
  equivalents outstanding        1,838,522   1,755,628    1,689,070
                               ===========  ==========  ===========


The accompanying notes are an integral part of these financial statements.



                APPLIED INTELLIGENCE GROUP, INC.

               STATEMENTS OF STOCKHOLDERS' EQUITY

      For the years ended December 31, 1996, 1995 and 1994





                                         Additional
                        Common Stock      Paid-in   Retained  Treasury    Stock
                      Shares    Amount    Capital   Earnings   Shares     Amount
                     ---------  ------   --------   --------  ------- ----------
       Balance,      1,979,922   $1,980   $28,975   $852,504  554,600 $(140,000)
       December 31,
       1993

       Sale of common
       stock            74,678       75    37,509        -        -        -

       Retirement of
       treasury
       shares         (554,600)    (555)      -     (139,800) (554,600)  140,000


       Net Income         -          -        -      208,183       -        -
                     ---------   ------   -------   --------  --------  --------
       December 31,
       1994          1,500,000    1,500    66,484    920,887       -        -


       Net income         -         -        -         8,558       -        -
                     ---------   ------    ------    -------  --------  --------
       December 31,
       1995          1,500,000    1,500    66,484    929,445       -        -

       Vantage Capital
       Resources,
       Inc., Merger    610,000      610    394,317       -          -        -

       Stock
       redemptions    (383,500)    (383)   (40,742)      -          -        -

       Initial public
       offering      1,000,000    1,000   4,071,167      -          -        -


       Net loss          -          -         -     (682,409)       -        -

                   ----------   -------- ----------- --------  ---------  ------
       December 31,
       1996         2,726,500    $2,727  $4,491,226 $247,036        -        -
                   ==========   =======  ========== =========  =========  ======


The accompanying notes are an integral part of these financial statements.


                APPLIED INTELLIGENCE GROUP, INC.

                    STATEMENTS OF CASH FLOWS

      For the years ended December 31, 1996, 1995 and 1994

                                        1996           1995            1994
                                   ------------   ------------    ------------
Cash flows from operating
activities:
   Net income (loss)                $(682,409)      $    8,558       $208,183

Adjustments to reconcile net income
(loss) to net cash provided by
operating  activities:
   Depreciation and amortization       591,205         511,494        374,107
   Deferred income tax provision
     (benefit)                        (241,730)        158,237        (21,530)
   Loss on disposal of fixed assets      5,720              35            314
   Decrease(increase) in accounts
     receivable                        363,680        (602,282)        37,823
   Increase in other receivables       (95,995)       (143,580)       (20,104)
   Decrease (increase) in inventory     (5,767)          1,484        (16,753)
   Decrease (increase) in prepaid
     expeneses                          19,974         (75,473)         3,324
   Decrease (increase) in other
     assets                            (68,698)        119,747        (19,714)
   Increase (decrease) in accounts
     payable and accrued liabilities  (184,601)        308,505        206,131
   Increase (decrease) in deferred
     revenue                           207,986          67,143       (262,645)
                                    ----------      ----------      ----------
Cash flow provided by (used in)
   operating activities                (90,635)        353,868        489,136
                                    ----------      ----------      ----------
Cash flows from investing
  activities:
   Proceeds from sale of assets             -              -            1,505
   Capital expenditures               (625,893)       (376,541)      (515,359)
   Capitalized expenditures for
     software development             (655,248)       (650,158)      (143,781)
                                    ----------      ----------      ----------
Net cash used in investing
  activities                        (1,281,141)     (1,026,699)      (657,635)
                                    ----------      ----------      ----------
Cash flows from financing
activities:
   Increase in book overdraft          115,294         169,466           -
   Net proceeds from (payments of)
         wholesale financing plan          -        (1,020,126)       264,811
   Proceeds from long-term debt      5,609,000       2,435,000           -
   Proceeds from shareholder loans      39,375          76,000         68,000
   Proceeds from sale of stock       4,425,969             -           37,584
   Payments of capital lease
     obligations                      (111,347)        (24,610)          -
   Payments on long-term debt       (6,904,000)     (1,140,000)     (119,453)
                                     ----------      ----------     ----------
Net cash provided by financing
activities                           3,174,291         495,730        250,942
                                   -----------      ----------     ----------
Net increase (decrease) in cash      1,802,515        (177,101)        82,443

Cash and cash equivalints at
  beginning of period                   18,499         195,600        113,157
                                    ----------      ----------      ----------
Cash and cash equivalents at end
 of period                          $1,821,014    $     18,499     $  195,600
                                    ==========    ============     ===========
Supplemental disclosures of cash
 flow information:
   Cash paid for interest           $  251,967    $    138,575     $  114,055
                                    ==========    ============     ==========
   Cash paid for income taxes, net
     of cash received for income    $  (10,000)   $    127,871     $   50,000
                                    ==========    ============     ==========
Supplemental disclosures of noncash
investing and financing activities:
   Capital lease obligation
     incurred                       $  205,938    $    241,788     $     -
                                    ==========    ============     ==========

The accompanying notes are an integral part of these financial statements.

                 APPLIED INTELLIGENCE GROUP, INC.

                  NOTES TO FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     General Description of Business:   Applied Intelligence
     Group, Inc. ("the Company") provides a diversified range of management consulting and computer system integration services, focused primarily on the retail and wholesale distribution industries. The Company's clients and customers range from small, rapidly growing companies to large corporations and are geographically disbursed throughout the nation.

     Use of Estimates:   The preparation of financial statements
     in conformity with generally accepted accounting principles requires the use of management's estimates and assumptions in determining the carrying values of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts for certain revenues and expenses during the reporting period. Actual results could differ from those estimated.

     Cash and Cash Equivalents:   For purposes of the statement of
     cash flows, the Company considers all highly liquid investments with a maturity of three months or less at the
     time of purchase to be cash equivalents.   Cash and cash
     equivalents includes short term repurchase agreements of $1,800,000 at December 31, 1996.

     Risks from Concentrations:   Financial instruments which
     potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and accounts receivable. The Company places its temporary cash investments with high credit quality financial institutions. Concentrations of credit risk with respect to accounts receivable are limited due to the size of customers and their dispersion across different regions. The Company does not believe a material risk of loss exists with respect to its financial position due to concentrations of credit risk.

     The Company's revenues are in part dependent on large license fee and systems integration contracts from a limited number of customers. In 1996 and 1995, three customers individually accounted for 17, 14, and 10 percent and 17, 12, and 11 percent of the Company's total revenues, respectively. In 1996, approximately 57 percent of the Company's total revenues were attributable to five clients, and approximately 54 percent from five clients in 1995. It is anticipated that the Company's revenue derived from current and future large clients will continue to represent a significant portion of its total revenues. The loss of, or reduced demand for products or related services from, any of the Company's major clients could have a material adverse effect on the Company's business and results of operations.

     Furniture, equipment and leasehold improvements:   Furniture,
     equipment and leasehold improvements are stated at cost. Expenditures for repairs and maintenance are charged to expense as incurred. Upon disposition, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is reflected in operations for the period. The Company depreciates furniture and equipment using the straight-line method over their estimated useful lives ranging from 5 to 10 years. Leasehold improvements are amortized over the lease term using the straight-line method.


     Revenue Recognition:   The Company recognizes revenues as the
     services are provided. Revenues collected in advance are deferred and recognized as earned. Revenues for fixed-price contracts are recognized using the percentage of completion method. Accounts receivable include unbilled amounts of $534,756, $584,678, and 261,372 at December 31, 1996, 1995
     and 1994, respectively.

     Direct Cost of Sales: Direct Cost of sales represents the cost of hardware and certain point-of-sale software acquired for resale, including royalty payments required for sale of the Company's proprietary software products. No allocation has been made for salaries, taxes, benefits or other corporate overhead.

     Earnings per Share:   Earnings per share computations are
     based on the weighted average number of shares of Common Stock outstanding and the dilutive effect of stock options and warrants using the treasury stock method. The dilutive effect between primary and fully dilutive earnings per share is less than 3% or is anti-dilutive for all periods presented and is therefore not disclosed in the accompanying statements of operations.

     Income Taxes:   The Company accounts for income taxes under
     the liability method. Accordingly, deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using the enacted tax rate in effect in the years in which the differences are expected to reverse. Deferred tax expense represents the change in the net deferred tax liability balance.

     Costs of Product Development:   The Company incurred costs
     and expenses of approximately $1,204,000, $1,060,000, and $780,000 for product development in 1996, 1995, and 1994, respectively. A substantial portion of these costs relate to development of a value-added network that the Company made available to subscribers in January of 1997. Certain of these costs are capitalized as Software Development Costs (See Note 4).

     Recently Issued Accounting Pronouncements: In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("FAS 128"). FAS 128 will change the computation., presentation and disclosure requirements for earnings per share. FAS 128 requires presentation of basic and diluted earnings per share, as defined, on the face of the income statement for all entities with complex capital structures. FAS 128 is effective for financial statements issued for periods ending after December 15, 1997 and requires restatement of all prior period earnings per share amounts. The Company has not yet determined the impact that FAS 128 will have on its earnings per share when adopted.

     Reclassifications:   Certain reclassifications of prior year
     balances have been made to conform to the current year presentation.

2.   WHOLESALE FINANCING PLAN:

     During 1995, the Company had a wholesale financing agreement and Flexible Payment Plan with IBM Credit Corporation ("IBMCC"). The credit agreement generally called for a credit line of $1,500,000, with the borrowing base or advance rate calculated at 75% of accounts receivable and 100% of IBM inventory items. The credit agreement was collateralized by the accounts receivable, inventories and fixed assets of the Company.

     The balance due under this plan of $1,209,186 was extinguished on July 25, 1995 and the financing agreement was canceled.

3.   FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS:

     Furniture, equipment and leasehold improvements at December
     31, 1996 and 1995 consists of the following:

                                                1996        1995
     Furniture and fixtures             $     461,203 $   317,352
     Computer equipment                     1,788,312   1,451,699
     Computer software                        595,730     474,805
     Leasehold improvements                    47,727     110,662
                                          ----------- -----------
                                            2,892,972   2,354,518
     Less:  accumulated depreciation
       and amortization                    (1,260,825) (1,134,033)
                                          -----------  ----------

     Furniture, equipment and leasehold
       improvements, net                  $ 1,632,147  $1,220,485
                                          ===========  ==========

     Included in furniture and fixtures at December 31, 1996 was $125,886 of assets under a capital lease. Included in computer equipment were $321,840 and $241,788 of assets under capital leases at December 31, 1996 and 1995, respectively. The accumulated depreciation for all assets under capital leases at December 31, 1996 and 1995 was $105,636 and $22,765,respectively.

4.   SOFTWARE DEVELOPMENT COSTS:

     The Company capitalizes certain costs, including interest, that are directly related to the development of software.
     In accordance with Statement of Financial Accounting Standards No. 86, capitalization of costs begins when technological feasibility has been established and ends when the product is available for customers. Capitalized software development costs are amortized using the straight-line method over the estimated useful life of five years. Amortization of capitalized software costs for December 31, 1996, 1995, and 1994 was $176,756, $193,246 and $148,304,
     respectively. Accumulated amortization at December 31, 1996 and 1995 was $516,989 and $634,233, respectively.

     The Company continually assesses whether the unamortized capitalized cost of software development is impaired. This assessment is based on the future cashflows expected to be generated by the related product. If an impairment is determined, the amount of such impairment is calculated based on the estimated net realizable value of the related asset. During 1996, the Company wrote-off $294,000 of fully amortized capitalized software development costs.

     Total interest costs for the year ended December 31, 1996, 1995, and 1994 were $291,089, $171,106 and $121,678, respectively, of which $54,423 and 22,064, were capitalized in 1996 and 1995, respectively. No interest was capitalized in 1994.

5.   LONG-TERM DEBT:

     On July 19, 1995, the Company entered into a revolving credit agreement (the "Agreement") with a bank whereby the Company could borrow, under two separate notes, up to the lesser of $3,000,000 or the borrowing base as defined in the agreement. Pursuant to the terms of the revolving credit agreement, upon successful completion of the Company's initial public offering, the working capital note of $800,000 was paid in full on November 27, 1996, and the terms of the remaining note were renegotiated to a credit line of $1,000,000. Interest on the note was 8.75% at December 31, 1996. The note matures on October 1, 1997 and is collateralized by the Company's furniture, fixtures and equipment, accounts receivable, and inventory. The agreement requires the Company to maintain certain financial ratios and restricts the incurrence of additional debt, the sale of certain assets and the payment of dividends. The indebtedness is personally guaranteed, up to $970,000, by Robert L Barcum, Robert N. Baker, and David B. North, executive officers of the Company. At December 31, 1996, the borrowing base supporting the credit line was $1,123,000, and no funds were advanced on the credit line.

6.   NOTES PAYABLE TO SHAREHOLDERS:

     Notes payable to shareholders, who are also executive officers of the Company, at December 31, 1996 and 1995, consist of the following:

                                                  1996     1995
                                               --------  --------
     8.50% notes payable to shareholders, due
     at maturity on January 3, 1997             $ 40,000   $ 40,000

     10.00% note payable to shareholder, due
     at maturity on July 28, 1997                 28,000     28,000

     10.00% note payable to shareholder, due
     at maturity on November 15, 1997             39,375       -

     10.00% note payable to shareholder, due
     at maturity on January 5, 1998               55,000    55,000

     8.50% note payable to shareholder, due
     at maturity on April 1, 1998                 43,000    43,000

     10.00% notes payable to shareholders,
     due maturity on December 21, 1998           231,000   231,000

     8.50% notes payable to shareholders, due
     at maturity on March 8, 1999                 60,000    60,000
                                                 -------   -------

                                                 496,375   457,000
     Less current portion                        107,375      -
                                                --------  --------
                                                $389,000  $457,000
                                                ========  ========

     Combined aggregate maturities of long-term debt are as follows at December 31, 1996:

        1997                                   $107,375
        1998                                    329,000
        1999                                     60,000
                                               --------
                                               $496,375
                                               ========

7.   STOCKHOLDERS' EQUITY:

     On April 30, 1996, the Company amended its Certificate of Incorporation to eliminate its previously authorized and designated classes of Voting Common Stock and Non-Voting Common Stock, to authorize a single class of Common Stock with 30,000,000 shares authorized, par value $.001 per share, and to authorize 10,000,000 shares of Preferred Stock, $.001 par value per share. Furthermore, the Company made a stock dividend distribution to its existing shareholders to cause the number of shares of the Company's Common Stock outstanding to increase from 541,000 to 1,500,000. All stockholders' equity amounts have been restated to reflect this stock dividend.

     On June 12, 1996, the Company merged with Vantage Capital Resources, Inc. ("VCRI"). To consummate the merger, the Company exchanged 610,000 shares of its Common Stock for all of the outstanding common shares of VCRI. VCRI has no operations and, at the time of the merger, had total assets of $541,151 and total liabilities of $103,291.

     On October 14, 1996, the Company redeemed 1,000 shares of common stock issued to a former executive officer in consummation of the merger of VCRI with the Company, for $1.75 per share for an aggregate amount of $1,750. On October 15, 1996, the Company redeemed 22,500 shares of common stock that was also issued to an executive office and director in consummation of the merger of VCRI with the Company, for $1.75 per share for an aggregate amount of $39,375. In redemption of the shares, the Company issued a promissory note in the principal amount of $39,375, bearing interest at the rate of 10 percent per annum (payable at maturity), with a maturity date of November 15, 1997.

     Pursuant to an Exchange Agreement dated October 15, 1996, two former executive officers and directors exchanged 360,000 shares of common stock, which were issued in consummation of the merger of VCRI with the Company for stock options, excercisable on November 20, 1998, to purchase 360,000 shares of common stock for $5.00 per share on or before November 30, 2001. The Company has agreed that if it files a registration statement or an amendment to a registration statement under the Securities Act of 1933 with the United State Securities and Exchange Commission, the holders of the stock options have the right through December 31, 2001, to include in such registration statement the stock options and or the common stock or other securities issuable upon exercise of the stock options at no expense to the holders of the stock options. In addition, the executive officers and directors resigned as executive officers and directors of the Company, and their employment agreements were terminated effective June 12, 1996, without any payment of or continuing right to receive compensation under such employment agreement.

     The Company's initial public offering was consummated on November 20, 1996, pursuant to which the Company sold a total of 1,000,000 common shares at an offering price to the public of $5 per share, and 920,000 redeemable common stock purchase warrants, including the underwriter's over-allotment option, at $.125 per share. Each warrant entitles the holder to purchase one share of common stock at $5.00 per share (subject to adjustment) during the three-year period commencing November 20, 1996. The warrants are redeemable by the Company, for $.125 per warrant, on not less than 30 nor more than 60 days' written notice if the average closing price per share of common stock is at least $7.00 per share during a period of 30 consecutive trading days ending not earlier than 20 days before the date the warrants are called for redemption and provided that there is then a current effective registration statement under the Securities Act of 1933, as amended, with respect to the issuance and sale of the common stock upon exercise of the warrants. The net proceeds from the initial public offering to the Company were approximately $4,071,000, after deducting expenses of $428,162 and underwriting discounts.

8.   STOCK OPTION PLAN:

     In 1995, the Company created the 1995 Stock Option Plan (the "Plan"). The Plan provides for incentive stock options and non-incentive stock options to directors, key employees and key non-employee service providers of the Company. In April 1996, the Company amended the Plan to authorize and reserve up to 300,000 shares of Common Stock for issuance of options under the Plan.

     The Plan permits the issuance of qualified and nonqualified stock options. All options pursuant to the Plan expire after ten years from the original grant date and are exerisable as of December 31, 1996. Additionally, the Company issued 360,000 options not pursuant to the Plan (see
     Note 7), which become exerisable after 2 years and expire after 5 years from the original grant date. The exercise price for all options granted to date was based on the fair market value on the date of the grant.

     Activity pertaining to the options is as follows:

                                                       Weighted
                                                        Average
                                      Number of         Exercise
                                        Shares           Price
                                      ---------        ---------
     Outstanding at January 1,1995           -         $      -
     Granted                            45,513             0.63
     Exercised                               -                -
     Canceled                                -                -
                                        ------
     Outstanding at December 31, 1995   45,513             0.63
     Granted                           396,238             4.69
     Exercised                               -                -
     Canceled                          (6,543)             0.80
                                       -------
     Outstanding at December 31, 1996  435,208          $  4.32
                                       =======

                               Outstanding Options
                     ________________________________________
                                       Weighted
        Exercise                       Remaining       Average
        Exercise      Number of       Contractual     Exercise
         Price         Shares            Life           Price
     -------------   ----------       -----------     --------
     $0.63 - $1.80       75,208         9 years         $1.06
             $5.00      360,000         5 years         $5.00


     The Company applies APB Opinion 25 in accounting for its stock options issued pursuant to the Plan. Accordingly, based on the nature of the Company's grants of options, no compensation cost has been recognized in 1996 and 1995. Had compensation been determined on the basis of fair value pursuant to FASB Statement No. 123, net income (loss) and net income (loss) per share would not have been materially impacted.

9.   INCOME TAXES:

     The components of the provision (benefit) for income taxes for the years ended December 31, 1996, 1995 and 1994 are as follows:

                                       1996      1995       1994
                                   ---------- ---------- --------
     Current                       $(125,195) $(115,483) $159,653
     Deferred                       (241,730)   158,237   (21,530)
                                   ---------- ---------- --------
     Provision (benefit) for
     income taxes                  $(366,925) $  42,754  $138,123
                                   ========== ========== ========




     The difference in federal income taxes at the statutory rate and the provision for income taxes for the years ended
     December 31, 1996, 1995, and 1994 are as follows:

                                         1996     1995     1994
                                      ---------  ------   -------
     Income tax expense (benefit) at
       federal statutory rate         $(356,773)  $17,446  $117,744
     State income taxes                 (41,973)    2,052    13,852
     Nondeductible expenses               6,071    15,960     7,980
     Revision of prior year estimate     14,273        -        -
     Other                               11,477     7,296    (1,453)

     Provision (benefit) for income   ----------  -------  --------
       taxes                          $(366,925)  $42,754  $138,123
                                      ==========  =======  ========


     Deferred tax assets (liabilities) are compromised of the following:

                                                December 31,
                                            ---------------------
                                               1996       1995
                                            ----------  ---------
     Deferred tax assets:
       Allowance for doubtful accounts      $    2,140  $   7,432
       Compensated absences                     40,977     46,716
       Tax carryforwards                        22,929     20,105
       Net operating loss carryforward         452,613         -
                                             ---------  ---------
                                               518,659     74,253
     Deferred tax liabilities:
       Intangible assets                     (497,078)  (315,250)
       Depreciation and amortization          (84,268)   (63,420)
                                             ---------  ---------
     Net deferred tax liability             $ (62,687) $(304,417)
                                           =========== ==========

     At December 31, 1996, the Company had net operating loss ("NOL") carryforwards for Federal and State purposes of approximately $1,100,000 and $1,500,000, respectively, and other carryforwards of approximately $60,000. The NOL carryforwards expire in 2011.


10.  LEASES:

     The Company leases its office and storage space under operating leases. The terms range from month-to-month up to ten years and include options to renew. The Company leases office equipment under various noncancelable lease agreements. Total rental expense in 1996, 1995 and 1994 for all leases was $333,225, $210,962 and $192,524, respectively.

     Future minimum lease payments under noncancelable leases at December 31, 1996 follows:

                                              Capital  Operating
                                              Leases     Leases
                                              --------   ---------
     1997                                     $166,424   $ 376,483
     1998                                      146,132     371,606
     1999                                       46,019     407,066
     2000                                            -     401,258
     2001                                            -     332,211
     Thereafter
                                                     -   1,356,000
                                               -------  ----------
     Future minimum lease payments             358,575  $3,244,624

     Less amount representing interest          46,806
     Present value of minimum lease
       payments                               $311,769
                                              ========

11.  RETIREMENT PLAN:

     The Company has a profit sharing plan ("the Plan") for certain eligible employees who have attained the age of 18 and completed one year of service. Under the Plan, employer contributions are made at management's discretion. Participants may contribute up to 6% of earnings as eligible contributions and up to 15% of earnings in total for any Plan year. The Company's discretionary matching percentage is equal to each participant's share of total eligible contributions for a year. No contributions were made by the Company in 1996, 1995, and 1994.


12.  FAIR VALUE OF FINANCIAL INSTRUMENTS:

     The carrying values of cash, accounts receivable, accounts payable and financial instruments included in notes receivable and other assets approximate their fair values principally because of the short-term maturities of these instruments.

     The carrying values of financial instruments included in long-term debt approximate their fair values due to the nature and terms of the instruments involved.