Form 10KSB/A
period 1996-12-31
APPLIED INTELLIGENCE GROUP INC
filed 1997-05-07
CIK 1017137

UNITED STATES SECURITIES & EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-KSB

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

_______ Oklahoma____________          ________73-1247666_______
(State or other jurisdiction of          (I.R.S Employer
 incorporation or organization)        Identification Number)

          13800 Benson Road
  _______ Edmond, Oklahoma__________           _____73013_____
(Address of principal executive offices)         (Zip Code)


Registrant's telephone number, including area code: (405) 936-2300

Securities registered pursuant to Section 12 (b)of the Act:

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

     Transitional Small Business Disclosure Format:  Yes _____   No __X___