Form 10QSB
period 1997-03-31
APPLIED INTELLIGENCE GROUP INC
filed 1997-05-13
CIK 1017137

         UNITED STATES SECURITIES & EXCHANGE COMMISSION
                     Washington, D.C.  20549


                           FORM 10-QSB


(Mark One)
[x]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1997

                               OR

[ ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT

          For the transition period from __________ to ________



                Commission File Number 000-21729


      __________APPLIED INTELLIGENCE GROUP, INC.___________
     (Exact name of registrant as specified in its charter)


__________Oklahoma____________                     ________73-1247666_______
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                      Identification Number)


                                  13800 Benson Road
                       _______ Edmond, Oklahoma_ 73013_____
                     (Address of principal executive offices)


                                    (405) 936-2300
                 Registrant's telephone number, including area code


     Check whether the Registrant(1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes   _X_      No ____


     As of April 30, 1997, there were 2,726,944 outstanding shares of Common Stock, par value $.001 per share.



     Transitional Small Business Disclosure Format:  Yes _____
No __X___

                APPLIED INTELLIGENCE GROUP, INC.

                           FORM 10-QSB

              FOR THE QUARTER ENDED MARCH 31, 1997

                              INDEX


               PART I - FINANCIAL INFORMATION



                                                                Page

   Item 1.     FINANCIAL STATEMENTS

               Balance Sheets (unaudited) as of March 31,
                 1997 and December 31, 1996                         3

               Statements of Operations (unaudited) for
                 the three months ended March 31, 1997 and 1996     4

               Statement of Stockholders' Equity (unaudited)
                 for the three months ended March 31, 1997          5

               Statements of Cash Flows (unaudited) for the
                 three months ended March 31, 1997 and 1996         6

               Notes to Financial Statements (unaudited) -
                 March 31, 1997                                     7


   Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                 PART II - OTHER INFORMATION

   Item 1.     LEGAL PROCEEDINGS                                   10

   Item 2.     CHANGES IN SECURITIES                               10

   Item 3.     DEFAULTS UPON SENIOR SECURITIES                     10

   Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY
               HOLDERS                                             10

   Item 5.     OTHER INFORMATION                                   11

   Item 6.     EXHIBITS AND REPORTS ON FORM 8-K                    11

   Signatures                                                      12

   Exhibits    10.43  1997 Employee Stock Purchase Plan            13


                 PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                APPLIED INTELLIGENCE GROUP, INC.

                         BALANCE SHEETS
                           (Unaudited)

              March 31, 1997 and December 31, 1996

                   ASSETS                     March 31,    December
                                                 1997      31, 1996
                                             -----------  ----------
Current assets:
     Cash and cash equivalents                $1,430,420  $1,821,014

     Accounts receivable - trade, net of
       allowance for doubtful accounts of
       $4,036 at March 31, 1997 and $5,631
       at December 31, 1996                    1,126,562   2,009,837
     Other receivables                           257,433     314,874
     Inventory                                    17,472      28,159
     Prepaid expenses                            161,344      76,264
                                              ----------  ----------
       Total current assets                    2,993,231   4,250,148

Furniture, equipment and leasehold
  improvements, net                            1,653,074   1,632,147
Software development costs                     1,380,366   1,308,099
Other assets                                     248,935     117,141
                                              ----------  ----------

       Total assets                           $6,275,606  $7,307,535
                                              ==========  ==========

    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Book overdraft                           $  105,136  $  284,760
     Accounts payable and accrued
       liabilities                               668,424   1,078,506
     Deferred revenue                            314,024     332,449
     Current portion of notes payable to
       shareholders                              162,375     107,375
     Current portion of capital lease
       obligations                               139,459     135,151
                                              ----------  ----------
   Total current liabilities                   1,389,418   1,938,241

Capital lease obligations, net of current
  portion                                        140,095     176,618
Notes payable to shareholders, net of
  current portion                                314,000     389,000
Deferred income taxes                                 -       62,687
                                              ----------  ----------
       Total liabilities                       1,843,513   2,566,546

Stockholders' equity:
     Common stock, $.001 par value;
       30,000,000 shares authorized;
       2,726,944 and 2,726,500  shares
       issued and outstanding at March
       31, 1997 and December 31, 1996,
       respectively                                2,727       2,727
     Additional paid-in capital                4,491,505   4,491,226
     Retained earnings (deficit)                (62,139)     247,036
                                              ----------  ----------
       Total stockholders' equity              4,432,093   4,740,989


         Total liabilities and stockholders'
           equity                             $6,275,606  $7,307,535
                                              ==========  ==========

 The accompanying notes are an integral part of these financial statements.

                APPLIED INTELLIGENCE GROUP, INC.

                    STATEMENTS OF OPERATIONS
                           (Unaudited)

       For the Three Months Ended March 31, 1997 and 1996

                                              1997       1996
                                           ----------  ----------
Revenues                                   $1,836,419  $2,358,287


Expenses:
     Direct cost of sales                     188,495     420,734
     Salaries and benefits                  1,374,617   1,230,582
     Selling, general and administrative      586,890     490,949
     Interest expense, net                      5,565      45,087
     Depreciation and amortization            179,522     139,915
                                           ----------  ----------
       Total expenses                       2,335,089   2,327,267


Income (loss) before income taxes           (498,670)      31,020

Provision (benefit) for income taxes        (189,495)      11,788

                                          ----------   ----------
Net income (loss)                         $ (309,175)  $   19,232
                                          ==========   ==========

Net income (loss) per common share        $     (.11)  $     .011
                                          ==========   ==========
Weighted average common share equivalents
outstanding                                2,726,944    1,755,628
                                          ==========   ==========

The accompanying notes are an integral part of these financial statements.

                APPLIED INTELLIGENCE GROUP, INC.

               STATEMENTS OF STOCKHOLDERS' EQUITY
                           (Unaudited)

            For the Three Months Ended March 31, 1997

                                                      Additional  Retained
                                   Common Stock        Paid-in    Earnings
                                  Shares    Amount     Capital    (Deficit)
                                ---------   -------   ----------  ---------
  Balance, December 31, 1996    2,726,500   $ 2,727   $4,491,226   $247,036

  Exercise of stock options           444         -          279         -

  Net loss                             -          -          -     (309,175)
                                ---------   -------   ----------   --------
  Balance, March 31, 1997       2,726,944   $ 2,727   $4,491,505   $(62,139)
                                =========   =======   ==========   =========

The accompanying notes are an integral part of these financial statements.

                APPLIED INTELLIGENCE GROUP, INC.

                    STATEMENTS OF CASH FLOWS
                           (Unaudited)

       For the Three Months Ended March 31, 1997 and 1996

                                                   1997         1996
                                                ----------  ----------
Cash flows from operating activities:
   Net income (loss)                            $(309,175)  $   19,232
Adjustments to reconcile net income (loss) to
 net cash provided by operating  activities:
   Depreciation and amortization                   179,522     139,915
   Deferred income tax provision (benefit)        (189,495)     11,788
   Decrease in accounts receivable                 883,275     167,377
   Decrease in other receivables                    57,441      16,642
   Decrease (increase) in inventory                 10,687     (26,456)
   Decrease (increase) in prepaid expenses         (85,080)     21,153
   Increase in other assets                         (4,986)     (8,400)
   Decrease in accounts payable and accrued
     liabilities                                  (410,082)    (16,935)
   Increase (decrease) in deferred revenue         (18,425)    158,108
                                                ----------  ----------
Net cash provided by operating activities          113,682     482,424

Cash flows from investing activities:
   Capital expenditures                           (141,652)   (118,074)
   Capitalized expenditures for software
     development                                  (131,064)   (173,260)
                                                ----------  ----------
Net cash used in investing activities
                                                  (272,716)   (291,334)

Cash flows from financing activities:
   Decrease in book overdraft                     (179,624)    (72,411)
   Proceeds from long-term debt                         -    1,520,000
   Proceeds from exercise of stock options             279          -
   Payments of capital lease obligations           (32,215)    (23,018)
   Payments of shareholder loans                   (20,000)         -
   Payments on long-term debt                           -   (1,625,000)
                                                ----------  ----------
Net cash used in financing activities             (231,560)   (200,429)
                                                ----------  ----------
Net decrease in cash and cash equivalents         (390,594)     (9,339)
Cash and cash equivalents at beginning of
 period                                          1,821,014      18,499
                                                ----------  ----------
Cash and cash equivalents at end of period      $1,430,420  $    9,160
                                                ==========  ==========


 The accompanying notes are an integral part of these financial statements.

                APPLIED INTELLIGENCE GROUP, INC.

                  NOTES TO FINANCIAL STATEMENTS
                           (Unaudited)

                         MARCH 31, 1997


NOTE 1.    DESCRIPTION OF BUSINESS

     Applied Intelligence Group, Inc. (the "Company") provides a diversified range of management consulting and computer system integration services, focused primarily on the retail and wholesale distribution industries. The Company's clients and customers range from small, rapidly growing companies to large corporations and are geographically disbursed throughout the United States.

NOTE 2.    BASIS OF PRESENTATION

     Reference is made to the Company's Annual Report on Form 10-KSB for the year ending December 31, 1996.

     The accompanying unaudited financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. These interim financial statements should be read in conjunction with the audited financial statements and related notes included in the Company's Annual Report on Form 10-KSB as filed on March 31, 1997.

     Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the full year ended December 31, 1997.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

     Statements of the Company's or management's intentions, beliefs, anticipations, expectations and similar expressions concerning future events contained in this Form 10-QSB constitute "forward looking statements" as defined in the Private Securities Litigation Reform Act of 1995. As with any future event, there can be no assurance that the events described in forward looking statements made in this Form 10-QSB will occur or that the results of future events will not vary materially from those described in the forward looking statements. Important factors that could cause the Company's actual performance and operating results to differ materially from the forward looking statements include, but are not limited to, changes in the general level of economic activity in the markets served by the Company, introduction of new products or services by competitors, delays in implementing the Company's viaLinkT services, the availability of capital sufficient to support the Company's level of activity, and the ability of the Company to implement its business strategies.

     The Company's expectations with respect to future results of operations that may be embodied in oral and written forward-looking statements, including any forward-looking statements that may be included in this Form 10-QSB, are subject to risks and uncertainties that must be considered when evaluating the likelihood of the Company's realization of such expectations.
The Company's actual results could differ materially. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 5 of Part II of this Report.



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

     During the three months ended March 31, 1997, the Company expended approximately $131,000, net of revenue, to launch and implement a new internet tool called ijob. ijob is a network based human resource recruiting application deployed through either the internet or accessible by telephone. ijob uses these communications systems as a medium to bring together people looking for jobs and companies looking for employees. ijob utilizes a database to collect, catalog, and match information to pre-qualify job candidates with the human resources needs of employers who subscribe to the ijob network services application.

     The Company believes this system represents a technological improvement over current Internet "resume web sites" where career material is simply posted on unscreened databases or on bulletin boards. With ijob, the subscribing employer benefits by receiving a list of pre-qualified registrants who have greater probability of meeting his or her human resource needs. Computer assisted, structured interviews and skill testing is used to help determine if the registrant will meet the required needs. This predictive system enables employers to conduct focused searches, saving time and money. People looking for jobs also benefit by using the ijob system. Free to job seekers, ijob maintains all information in its active database until the registrant requests its withdrawal.

     Implementation of ijob commenced early in the second quarter of 1997, and the Company expects to receive revenues from this new source during the second quarter. The initial customer has executed an agreement to utilize ijob as its recruiting source.


RESULTS OF OPERATIONS

     Three Months Ended March 31, 1997 compared with Three Months
     Ended  March 31, 1996

     REVENUES. Total revenues decreased $521,868 (22 percent), from $2,358,287 in the three months ended March 31, 1996 compared to revenues of $1,836,419 in the three months ended March 31, 1997. The decrease was principally due to a license sale exceeding $800,000 during the first quarter of 1996, with no similar sale in the first quarter of 1997. The Company's consulting, maintenance and web site hosting, and commission revenue all increased in the first quarter of 1997 compared to the first quarter of 1996. Consulting fees increased $340,766 (a 38 percent increase), due to generally higher level of on-going retail consulting projects in the three months ended March 31, 1997 compared to the same period in 1996. Revenues from the Company's network services and network based computer applications were $187,246 for the three months ended March 31, 1997, while these sources of revenues did not exist in the first quarter of 1996.

     DIRECT COST OF SALES. Direct cost of sales during the first quarter of 1997 decreased $232,239 (55 percent) from the first quarter of 1996, due to the decrease in hardware sales of $250,221 (52 percent). The decreased hardware sales resulted in decreased gross margin of $17,981 (a decrease of 29 percent), which was offset by commissions earned. Commissions for the first quarter of 1997 totaled $73,243, while during the first quarter of 1996 no commissions were earned.

     SALARIES AND BENEFITS. Salaries, wages, taxes and related benefits, and contract labor expenses in total increased during the three months ended March 31, 1997 by $144,035 (a 12 percent increase) over the same period in 1996. During the first quarter of 1997 the Company utilized contract programmers for client engagements to a greater extent than in the prior year. Contract labor expenses totaled $121,776 during the three months ended March 31, 1997, compared to a total of $9,764 during the three months ended March 31, 1996. The Company expects to replace these higher cost contract labor costs with permanent employees during the remainder of 1997. All other payroll and related taxes and benefit expenses increased in total by $32,023 (a 3 percent increase).

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $95,941 (20 percent) from $490,949 in the three months ended March 31, 1996, to $586,890 in the three months ended March 31, 1997. Occupancy costs of rent, utilities, repairs and maintenance and insurance increased $26,277 (24 percent) due to on-going costs associated with the relocation and occupation of the Company's new headquarters in the first quarter of 1996. Additional equipment rentals and increased software maintenance agreements also contributed to the increase. Telecommunications expense increased $10,025 (30 percent) during the three months ended March 31, 1997, compared to the same period in 1996. This increase was due to expanded communications systems with the Internet for the Company's viaLinkT and web site hosting services, greater long distance usage due to the increased marketing activities for the Company, and Internet and telephone expense associated with ijob. Advertising and promotion expenses increased $26,338 (136 percent increase) in the first quarter compared to the same period in 1996, due to the increased effort in marketing and sales promotion activities for the Company. Professional fees increased $34,332 (a 38 percent increase) to $125,778 in the three months ended March 31, 1997 compared to a total of $91,446 in the three months ended March 31, 1996. These increased expenses relate to the Company becoming a publicly held corporation in November 1996, and the use of professional consultants for the continued marketing and implementation of the Company's new viaLinkT Item Catalog service, and ijob (discussed above). These projects are all part of the recurring revenue business area, as the Company shifts its focus from single consulting projects to recurring network service revenues with expected higher profit margins. All other selling, general and administrative expenses decreased $1,031 (less than 1 percent) for the quarter.

     INTEREST EXPENSE. Net interest expense for the three months ended March 31, 1997, decreased $39,522 (88 percent) from the three months ended March 31, 1996, due to the repayment of all outstanding bank debt with the proceeds of the Company's initial public offering in November 1996, and no outstanding bank debt during the first quarter of 1997 compared to an average balance of outstanding bank debt during the first quarter 1996 of $1,452,000. Total average outstanding debt, including the capital lease obligations, during the first quarter of 1997 totaled $767,000 compared to total average outstanding debt during the first quarter of 1996 of $2,318,000.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased $39,607 (28 percent)during the three months ended March 31, 1997 compared to the three months ended March 31, 1996, due to increased capital asset additions during 1996, totaling $625,893, and total software development cost expenditures of $655,248. Furthermore, the Company commenced amortization of software development costs associated with the viaLinkT Item Catalog Service system in the first quarter.


LIQUIDITY AND CAPITAL RESOURCES.

     As of March 31, 1997, the Company had cash and cash equivalents of $1,430,420, and working capital of $1,603,813, with a working capital ratio of 2.15 to 1.

     In addition to such capital resources, the Company currently has an available bank credit facility pursuant to which it may borrow up to $1,000,000, secured by accounts receivable and all tangible assets of the Company. The credit facility expires in October 1997. As of March 31, 1997, there were no outstanding borrowings under the credit facility. Prior to the Company's initial public offering in November 1996, the Company financed its operations and growth through internally generated cash flows and borrowings.

     During the three months ended March 31, 1997, the Company had cash flows from operating activities of $113,682, compared to net cash flows in the first quarter of 1996 of $482,424. Accounts receivable decreased a net $883,275 during the three months ended March 31, 1997, from $2,009,837 at December 31, 1996 to
$1,126,562 at March 31, 1997.   The cash flow in the first
quarter of 1997 were due primarily to aggressive collection of accounts receivable, which was offset by the net loss for the period and using such funds to reduce accounts payable and accrued liabilities by $410,082. All other operating activities used net cash flows of $50,336 during the quarter.

     During the three months ended March 31, 1997, the Company invested cash flows of $272,716 in various fixed assets, hardware and software of $141,652 and software development costs of $131,064, compared to total investments $291,334 for the same items in the three months ended March 31, 1996.

     During the three months ended March 31, 1997, the Company used a total of $231,560 in financing activities to reduce long-term debt by $20,000, capital lease payments of $32,215, and a decrease in the book overdraft of $179,624, offset by receipts of $279 from the exercise of stock options during the quarter. Net cash decreased during the quarter ended March 31, 1997 by $390,594, compared to a net decrease in cash during the quarter ended March 31, 1996 of $9,339.

     The Company anticipates that its operations and growth strategy will be financed through proceeds from its initial public offering, operating cash flow, capital lease sources and the existing bank line of credit facility. The Company believes that these sources of funds will be sufficient to satisfy the Company's capital requirements for at least 18 months. There may be circumstances, however, that would accelerate the Company's use of such financing sources. If this occurs, the Company may, from time to time, incur indebtedness or issue, in public or private transactions, equity or debt securities. The Company currently has no arrangements, however, for additional financing and there can be no assurance that the Company will be able to obtain requisite financing when needed on acceptable terms.


                   PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     None


ITEM 2.  CHANGES IN SECURITIES

     None


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None


ITEM 5.  OTHER INFORMATION

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

     The Company does not provide forecasts of its future financial performance. However, from time to time, information provided by the Company or statements made by its employees may contain "forward-looking" information that involve risks and uncertainties. In particular, statements contained in this Form 10-QSB that are not historical facts constitute forward-looking statements and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results of operations and financial condition have varied and may in the future vary significantly from those stated in any forward-looking statements. The Company's future operating results are subject to risks and uncertainties and are dependent upon many factors, including, without limitation, (i) changes in the general level of economic activity in the markets served by the Company (ii) introduction of new products or services by competitors, (iii) the availability of capital sufficient to support the Company's level of activity, (iv) the ability of the Company to implement its business strategies, (v) delays in implementing the Company's viaLinkT services, (vi) the ability of the Company to understand, anticipate and respond to rapidly changing technologies, market trends and customer needs, and
(vii) the ability of the Company to recruit and retain highly talented professionals in a competitive job market. The Company's ability to market and sell its products could also be adversely affected by the emergence of new competitors in the market place and by changes resulting in increased government regulation. In addition, a significant portion of the Company's revenues are attributable to a limited number of individual customers, the immediate loss of any of which may adversely affect the Company's business and results of operations. Each of these factors, and others, are discussed from time to time in the filings made by the Company with the Securities and Exchange Commission, including, but not limited to, the Company's Form SB-2 Registration Statement (no. 333-5058-D) which became effective on November 20, 1996 and the Company's Annual Report on Form 10-KSB filed on March 31, 1997.


PONTENTIAL FLUCTATIONS IN OPERATING RESULTS

     The Company's quarterly operating results have in the past varied and may in the future vary significantly depending on factors such as the size, timing and recognition of revenue from significant customer consulting and systems integration activity, hardware and software sales, the timing of new product releases and market acceptance of these new releases, increases in operating expenses, and to some extent, the seasonal nature of its business. Thus, the Company's revenues and results of operations have and may continue to vary significantly from quarter to quarter, period to period, and year to year based upon frequency and volume of sales and licensing of the Company's software applications and providing of consulting services during such period, as well as software applications developed by the Company. Due to the relatively fixed nature of certain of the Company's costs throughout each quarterly period, including personnel and facilities costs, the decline of revenues in any quarter typically results in lower profitability in that quarter. There can be no assurance that the Company will be successful in achieving profitability or avoiding losses in any future period.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits
          10.43  1997 Employee Stock Purchase Plan


     (b) Reports on Form 8-K
          No reports on Form 8-K were filed during the 3 months ended March 31, 1997.


                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              APPLIED INTELLIGENCE GROUP, INC.



                              By:    /s/___ ROBERT L. BARCUM_____
                                     Robert L. Barcum
                                    Chairman of the Board
                                    President and Chief Executive
                                       Officer

May 12, 1997

                              By:    /s/___ JOHN M.DUCK__________
                                    John M. Duck
                                    Vice President and Chief
                                       Financial Officer

May 12, 1997