Form 10QSB
period 1997-06-30
APPLIED INTELLIGENCE GROUP INC
filed 1997-08-12
CIK 1017137

         UNITED STATES SECURITIES & EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

(Mark One)
[x]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1997

                               OR

[ ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT

          For the transition period from __________ to ________


                Commission File Number 000-21729


                APPLIED INTELLIGENCE GROUP, INC.
     (Exact name of registrant as specified in its charter)


          Oklahoma                                          73-1247666
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                       Identification Number)


                        13800 Benson Road
                     Edmond, Oklahoma 73013
            (Address of principal executive offices)


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

                     Yes    X     No __

     As of August 12, 1997 there were 2,727,434 outstanding shares of Common Stock, par value $.001 per share.


     Transitional Small Business Disclosure Format:  Yes ___   No X

                APPLIED INTELLIGENCE GROUP, INC.

                           FORM 10-QSB

                    TABLE OF CONTENTS

               PART I - CONSOLIDATED FINANCIAL INFORMATION


Page
   Item 1.     CONSOLIDATED FINANCIAL STATEMENTS

               Consolidated Balance Sheets (unaudited) as of June 30,
                 1997 and December 31, 1996                              3

               Consolidated Statements of Operations (unaudited) for
                 the three months ended June 30, 1997 and 1996           4

               Consolidated Statements of Operations (unaudited) for
                 the six months ended June 30, 1997 and 1996             5

               Consolidated Statement of Stockholders' Equity
                 (unaudited)for the six months ended June 30,1997        6

               Consolidated Statements of Cash Flows (unaudited) for the
                  six months ended June 30, 1997 and 1996                7

               Notes to Consolidated Financial Statements (unaudited) -
                  June 30, 1997                                          8

   Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS             8

                 PART II - OTHER INFORMATION

   Item 1.     LEGAL PROCEEDINGS                                        18

   Item 2.     CHANGES IN SECURITIES                                    18

   Item 3.     DEFAULTS UPON SENIOR SECURITIES                          18

   Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY
               HOLDERS                                                  18

   Item 5.     OTHER INFORMATION                                        18

   Item 6.     EXHIBITS AND REPORTS ON FORM 8-K                         19

   Signatures                                                           20


                 PART I - CONSOLIDATED FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS
                APPLIED INTELLIGENCE GROUP, INC.
                   CONSOLIDATED BALANCE SHEETS
                           (Unaudited)

                   ASSETS                            June 30,        December
                                                       1997          31, 1996
                                                    ----------      ----------
Current assets:
     Cash and cash equivalents                      $  830,487      $1,821,014
     Accounts receivable-trade, net of allowance
       for doubtful accounts of $4,036 at June 30,
       1997 and $5,631 December 31, 1996             1,416,919       2,009,837
     Other receivables                                 256,429         314,874
     Inventory                                          11,338          28,159
     Prepaid expenses                                  155,630          76,264
                                                    ----------      ----------
       Total current assets                          2,670,803       4,250,148

Furniture, equipment & leasehold improvements, net   1,705,737       1,632,147
Software development costs, net                      1,436,289       1,308,099
Deferred tax asset                                     389,158             -
Other assets                                           164,462         117,141
                                                    ----------      ----------
       Total assets                                 $6,366,449      $7,307,535
                                                    ==========      ==========

     LIABILITIES AND STOCKHOLDERS'EQUITY

Current liabilities:
     Book overdraft                                 $   29,143      $  284,760
     Accounts payable and accrued liabilities        1,145,145       1,078,506
     Deferred revenue                                  368,177         332,449
     Current portion of notes payable to shareholders  185,375         107,375
     Current portion of capital lease obligation       141,899         135,151
     Bank line of credit payable                       267,000             -
                                                    ----------      ----------
   Total current liabilities                         2,136,739       1,938,241

Capital lease obligations, net of current portion      104,413         176,618
Notes payable to shareholders, net of
  current portion                                      291,000         389,000
Deferred income taxes                                      -            62,687
                                                    ----------      ----------
       Total liabilities                             2,532,152       2,566,546

Stockholders' equity:
     Common stock, $.001 par value;
       30,000,000 shares authorized; 2,727,434 and
       2,726,500  shares issued and outstanding at
       June 30, 1997 and December 31, 1996               2,727           2,727
     Additional paid-in capital                      4,492,807       4,491,226
     Retained earnings (deficit)                      (661,237)        247,036
                                                    ----------      ----------
       Total stockholders' equity                    3,834,297       4,740,989
                                                    ----------      ----------
       Total liabilities and stockholders' equity   $6,366,449      $7,307,535
                                                    ==========      ==========

      The accompanying notes are an integral part of these consolidated financial statements.

                APPLIED INTELLIGENCE GROUP, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)

        For the Three Months Ended June 30, 1997 and 1996

                                              1997           1996
                                           ----------     ----------
Revenues                                    $2,089,517    $3,008,467


Expenses:
     Direct cost of sales                      502,550    1,239,586
     Salaries and benefits                   1,540,677    1,238,339
     Selling, general and
        administrative                         666,991      510,787
     Interest expense, net                      24,537       67,867
     Depreciation and amortization             216,210      119,191
                                            ----------   ----------
       Total expenses                        2,950,965    3,175,770
                                            ----------   ----------

Loss before income taxes                      (861,448)    (167,303)

Benefit for income taxes                      (262,350)     (63,576)
                                            ----------   ----------
Net loss                                    $ (599,098)  $ (103,727)
                                            ==========   ==========

Net loss per common share                   $    (0.22)  $    (0.06)
                                            ==========   ==========

Weighted average common share
   equivalents outstanding                   2,726,949    1,755,628
                                            ==========   ==========


      The accompanying notes are an integral part of these consolidated financial statements.

                APPLIED INTELLIGENCE GROUP, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)

         For the Six Months Ended June 30, 1997 and 1996


                                               1997          1996
                                            ----------    ----------
Revenues                                    $3,925,936    $5,366,754


Expenses:
     Direct cost of sales                      691,045     1,660,320
     Salaries and benefits                   2,915,294     2,468,920
     Selling, general and
        administrative                       1,253,881     1,001,737
     Interest expense, net                      30,102       112,954
     Depreciation and amortization             395,732       259,106
                                            ----------    ----------
       Total expenses                        5,286,054     5,503,037
                                            ----------    ----------

Loss before income taxes                    (1,360,118)     (136,283)

Benefit for income taxes                      (451,845)      (51,788)
                                            ----------    ----------
Net loss                                    $ (908,273)   $  (84,495)
                                            ==========    ==========

Net loss per common share                   $     (.33)   $     (.05)
                                            ==========    ==========
Weighted average common share
   equivalents outstanding                   2,726,947     1,755,628
                                            ==========    ==========


      The accompanying notes are an integral part of these consolidated financial statements.

                APPLIED INTELLIGENCE GROUP, INC.
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                           (Unaudited)

             For the Six Months Ended June 30, 1997


                                                     Additional    Retained
                                  Common Stock        Paid-in      Earnings
                                 Shares    Amount     Capital      (Deficit)
                               ---------   -------   ----------   ----------
Balance, December 31, 1996     2,726,500   $ 2,727   $4,491,226    $247,036

  Exercise of stock options          444        -           279          -

  Stock issued under Employee
      Stock Purchase Plan            490        -         1,302          -

  Net loss                            -         -            -     (908,273)
                               ---------   -------   ----------   ---------
 Balance, June 30, 1997        2,727,434   $ 2,727   $4,492,807  $ (661,237)
                               =========   =======   ==========   =========



      The accompanying notes are an integral part of these consolidated financial statements.

                APPLIED INTELLIGENCE GROUP, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

         For the Six Months Ended June 30, 1997 and 1996

                                                    1997              1996
                                                -----------       -----------
Cash flows from operating activities:
   Net loss                                     $  (908,273)       $  (84,495)
Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities:
   Depreciation and amortization                    395,732           259,106
   Deferred income tax benefit                     (451,845)          (51,788)
   Decrease (increase) in accounts receivable       592,918          (139,856)
   Decrease in other receivables                     58,445             4,959
   Decrease (increase) in inventory                  16,821           (63,569)
   Increase in prepaid expenses                     (79,366)           (8,352)
   Increase in other assets                         (47,321)          (46,089)
   Decrease in accounts payable and
     accrued liabilities                             66,639           921,474
   Increase (decrease) in deferred revenue           35,728           (23,352)
                                                 ----------       -----------
Net cash provided by (used in)operating activities (320,522)          768,038

Cash flows from investing activities:
   Capital expenditures                            (326,322)         (319,450)
   Capitalized expenditures for software
     development                                   (271,190)         (326,098)
                                                 ----------       -----------
Net cash used in investing activities              (597,512)         (645,548)

Cash flows from financing activities:
   Decrease (increase) in book overdraft           (255,617)           19,119
   Increase in deferred offering costs                   -           (120,990)
   Proceeds from bank borrowings                    392,000         2,844,000
   Proceeds from exercise of stock options              279                -
   Proceeds from employee stock purchase plan         1,302                -
   Payments of capital lease obligations            (65,457)          (46,814)
   Payments of shareholder loans                    (20,000)               -
   Payments on bank borrowings                     (125,000)       (3,100,000)
   Net proceeds from sale of common stock                -            394,927
                                                 ----------       -----------
Net cash used in financing activities               (72,493)           (9,758)
                                                 ----------       -----------
Net increase (decrease) in cash                    (990,527)          112,732

Cash and cash equivalents at beginning of
  period                                          1,821,014            18,499
                                                 ----------       -----------
Cash and cash equivalents at end of period       $  830,487       $   131,231
                                                 ==========       ===========

      The accompanying notes are an integral part of these consolidated financial statements.

<PAGE)

                    APPLIED INTELLIGENCE GROUP, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)
                             June 30,1997


NOTE 1.    DESCRIPTION OF BUSINESS

     Applied Intelligence Group, Inc. (the "Company") provides a diversified range of management consulting and computer systems integration services, along with providing network services and network-based computer applications. All services are focused primarily on the retail and wholesale distribution industries. Through the Company's wholly-owned subsidiary, ijob, Inc., the Company also provides human resource recruiting and job candidate matching capabilities, with access to the database through the Internet. The Company's clients and customers range from small, rapidly growing companies to large corporations and are geographically disbursed throughout the United States.


NOTE 2.    BASIS OF PRESENTATION

     Reference is made to the Company's Annual Report on Form 10-
KSB for the year ending December 31, 1996.

     The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. These interim unaudited consolidated financial statements should be read in conjunction with the audited financial statements and related notes included in the Company's Annual Report on Form 10-KSB as filed on March 31, 1997.

     Operating results for the six month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the full year ended December 31, 1997.



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

     In 1993, the Company began development of viaLink, a subscription service now available on the World Wide Web of the Internet (the "Internet"), which was announced in April 1996, and live services were first delivered in January 1997. In 1994, the Company began work on its RETAIL SERVICES APPLICATION ("RSA"), which was released in August 1995. During the six months ended June 30, 1997 the Company expended approximately $276,000, in excess of revenues, to launch and implement a new Internet tool called ijob. During the second quarter 1997, ijob, Inc. was formed as a wholly-owned subsidiary of the Company, and commenced operations as a separate entity on June 30, 1997. The subsidiary initially had 13 employees, with locations at the Company's principal offices in Edmond and two satellite recruiting centers located in the metropolitan Oklahoma City area.

     ijob is a network based human resource recruiting application deployed through either the Internet or accessible by telephone. ijob uses these communications systems as a medium to bring together people looking for jobs and companies looking for employees. ijob utilizes a database to collect, catalog and match information to screen and pre-qualify job candidates with the human resources needs of employers who subscribe to the ijob network services application.

     The Company believes this system represents a technological improvement over current Internet "resume web sites" where career material is simply posted on unscreened databases or on bulletin boards. With ijob, the subscribing employer benefits by receiving a list of pre-qualified applicants who have greater probability of the employer's human resource needs. Computer assisted structured interviews ("CASI") and skill testing are used to help determine if the applicant will meet the required needs. This predictive system enables employers to conduct focused searches, saving time and money. People looking for jobs also benefit by using the ijob system. Free to job seekers, ijob maintains all information in its active database until the applicant requests its withdrawal. During the second quarter of 1997, ijob earned $161,258 in revenues.

     The Company has made significant expenditures for development, implementation and marketing of its software license products, RSA and network information system offerings, viaLink and ijob. During the first six months of 1997, the Company expensed approximately $690,000 in such costs compared to approximately $480,000 in the first six months of 1996. It is expected the Company will continue to fund and develop these new product offerings.


RESULTS OF OPERATIONS

    Three Months Ended June 30, 1997 Compared With Three Months
    Ended June 30, 1996

     REVENUES. Total revenues decreased $918,950 (31 percent) from $3,008,467 in the three months ended June 30, 1996 compared to revenues of $2,089,517 in the three months ended June 30, 1997. The decrease in gross revenues was principally due to the decrease in hardware and product sales of $745,074 and consulting fees from all lines of business of $508,159. Solutions revenues also decreased $63,125. These revenue decreases were partially offset by increased revenues from the Company's network services, network based computer applications, customer support revenues and commissions, all of which increased a total of $397,408 in the second quarter of 1997 compared to the second quarter of 1996.

     Hardware and products sales decreased $745,074 (58 percent) from revenues of $1,289,598 in the second quarter of 1996 to revenues of $544,524 in the second quarter of 1997. The decrease was primarily due to the transition and changing of focus to higher margin revenue streams, and less focus on these low margin hardware sales. Several customers completed their store roll-out process of new hardware and made less hardware purchases. Furthermore, one customer purchased the majority of its point-of-sale hardware directly from the vendor, whereas in the same period in 1996, the customer made purchases through the Company. However, the Company received commissions on these sales of $72,136 during the second quarter of 1997, which partially offset the decrease in gross revenues caused by decreased hardware sales.

     Solutions revenues decreased $63,125 (82 percent) from reported revenues of $76,653 in the second quarter of 1996 to $13,528 in the same period of 1997. The decrease was due to only $8,000 of RSA licenses sold in the second quarter of 1997 compared to $65,000 of RSA licenses sold in the second quarter 1996.

     Consulting fees earned during the three months ended June 30, 1997 totaled $1,037,354 compared to $1,545,513 for the same period in 1996, a decrease of $508,159 (33 percent). The decrease was due, in part, to the conclusion of the revenue stream from several large consulting projects in the first quarter and during the second quarter of 1997 that have not been completely replaced with consulting revenue from new sales. The Company expects to initiate several new consulting projects during the remainder of 1997; however, there is no assurance as to the commencement of such projects.

     Customer support revenues totaled $173,567 for the second quarter of 1997 compared to revenues of $96,703 for the second quarter of 1996. The increase of $76,864 (79 percent) was due to additional contracts obtained in 1997 and higher levels of billings for hours in excess of the standard contract levels than were billed in 1996.

     Revenues from the Company's network services and network based computer applications were $248,408 for the three months ended June 30, 1997, while these sources of revenues did not exist in the second quarter of 1996. This represents an increase over the first quarter of $61,162 (33 percent). These revenues included $161,258 of ijob service revenues. The Company has and will continue to make significant expenditures for investment and development in these services in order to shift the Company's focus from single consulting projects to recurring network service revenues with expected higher profit margins and increasing revenue streams.

     DIRECT COST OF SALES. Direct cost of sales, which consists of purchased hardware and certain software for resale, and costs associated with the Company's proprietary software products, decreased $737,036 (59 percent) to $502,550 in the second quarter of 1997 from $1,239,586 in the second quarter of 1996. The decrease was in line with the decreased products revenues and solutions revenues. Commissions received of $72,136 for the second quarter of 1997 served to partially replace the lost net revenue from these transactions.

     SALARIES AND BENEFITS. Salaries, wages, taxes and related benefits, and contract labor expenses totaled $1,540,677 for the three months ended June 30, 1997 compared to $1,238,339 for the same period in 1996, an increase of $302,338 (24 percent).
During the second quarter of 1997, the Company utilized contract programmers for client engagements to a greater extent than in the same period of 1996 during which virtually no contract programmers were utilized. In addition, late in the first quarter of 1997, a contract sales executive was hired to promote sales in the solutions business area of the Company. Contract labor expenses totaled $158,890 during the three months ended June 30, 1997 compared to a total of $4,350 during the three months ended June 30, 1996. Furthermore, contract labor expenses for implementation and operation of ijob increased the total contract labor costs by $36,815, which were not present in the three months ended June 30, 1996. Certain of the ijob contract labor expenses were converted to salaried employees on June 30, 1997.

     Direct payroll costs of salaries and wages increased $100,817 (8 percent) from $1,247,578 for the three months ended June 30, 1996 to $1,348,395 for the same period in 1997. This increase was due to increased employed personnel, in part associated with the start up of ijob. The formation and implementation of ijob added 11 new staff during the second quarter of 1997.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $156,203 (31 percent) from $510,787 for the three months ended June 30, 1996 to $666,991 for the three months ended June 30, 1997.

     Recruiting and staffing expenses decreased $19,113 (59
percent), to $13,349 in the second quarter of 1997 from $32,462 in the same quarter of 1996, due to much less recruiting and relocation activity for full time employees.

     Meetings and training expenses totaled $66,898 for the second quarter of 1997 compared to $30,232 for the same period in 1996. The increase of $36,666 (122 percent) was primarily due to a Company-wide Stephen Covey Principle Centered Leadership training and teaching certification of the Company's Director of Human Resources. Increased fees and booth expenses associated with certain conferences also contributed to this increase.

     Telecommunications expense increased $14,863 (35 percent) from $42,207 for the three months ended June 30, 1996 to $57,070 in the same period of 1997. This increase was due to (i) the start up of ijob operations and the opening of a new service center during the second quarter, (ii) to the expansion of the Company's communication systems for viaLink and web site hosting services, (iii) and greater long distance usage due to the increased marketing activities of the Company.

     Advertising and promotion expenses totaled $41,728 for the second quarter of 1997 compared to $18,197 for the same quarter in 1996. The increase of $23,531 (129 percent) was due to increased marketing and sales promotion activities for the Company, including ijob. The Company anticipates that advertising and promotion expenses will continue to be at higher levels than prior periods due to the increased marketing of viaLink and ijob. Expected revenues from viaLink and ijob due to higher levels of selling and marketing expenses may not occur until late 1997 or may not occur, depending upon market acceptance.

     Professional fees increased $99,508 (169 percent) to $158,233 in the three months ended June 30, 1997 compared to a total of $58,725 in the three months ended June 30, 1996. These increased expenses relate to the use of professional consultants for the continued marketing and implementation of the Company's new viaLink Item Catalog Service and for legal and certain operating costs recorded as professional fees associated with the start-up costs, formation, implementation and operation of ijob.
See "Overview."    These projects are part of the recurring
revenue business area, as the Company shifts its focus from single consulting projects to recurring network service revenues with expected higher profit margins on growing revenue streams.

     Other income and expense for the second quarter in 1997 decreased $28,806 (115 percent) from an expenses balance of $25,031 for the second quarter of 1996 to an income balance of $3,775 for same quarter in 1997. No bad debt expense was required to be recorded as of June 30, 1997 compared to a bad debt expense in the second quarter of 1996 of $34,000. All other selling, general and administrative expenses increased $29,555 (less than 10 percent) from $303,933 for the three months ended June 30, 1996 to $333,488 for the three months ended June 30, 1997.

     INTEREST EXPENSE. Net interest expense decreased $43,330 (64 percent) to $24,537 for the three months ended June 30, 1997 from $67,867 for the same period in 1996. The decrease was due to the repayment of outstanding bank debt with the proceeds of the Company's initial public offering in November 1996. During the second quarter, certain borrowings were made under the Company's bank line-of-credit with an outstanding balance of $267,000 at June 30, 1997. Average total outstanding debt during the second quarter 1997 was $865,000, compared to average total outstanding debt in the second quarter of 1996 of $2,382,000.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense totaled $216,210 for the second quarter ended June 30, 1997 compared to $119,191 for the same quarter ended 1996, an increase of $97,019 (81 percent). The increase was due to large capital asset expenditures made during 1996, totaling $625,893, and software development cost capitalized of $655,248. Furthermore, the Company commenced amortization of software development costs associated with the viaLink Item Catalog Service system placed in service in January 1997.

     TAX BENEFIT. The Company recorded a tax benefit of $262,350 related to the pre-tax loss of $861,448 for the three months ended June 30, 1997. Such tax benefit will be carried forward to future periods and will expire in 2012. The cumulative deferred tax asset at June 30, 1997 is $389,158. Management believes realization of such deferred tax benefit is more likely than not based upon expected future taxable income and therefore a valuation allowance has not been provided.


    Six Months Ended June 30, 1997 Compared With Six Months
    Ended June 30, 1996

    REVENUES. Gross revenues for the six months ended June 30, 1997 amounted to $3,925,936, a decrease of $1,440,818 (27 percent) from the reported revenues of $5,366,754 for the first six months of 1996. Hardware and products, solutions and consulting revenues decreased a total of $2,056,804 (40 percent), from revenues of $5,166,371 in 1996 to revenues of $3,109,567 from these sources in 1997. These decreases were partially offset by increased revenues from the Company's network services, network based computer applications, customer support revenues and commissions, all of which increased a total of 615,986 (307 percent), from $200,383 in 1996 to $816,369 in 1997 in revenues from these sources.

    Hardware and product sales decreased by $995,295 (56 percent) from revenues of $1,771,308 in 1996 to revenues of $776,013 in 1997. The decrease was primarily due to the transition and changing of focus to higher margin revenue streams, and less focus on these low margin hardware sales.
Also, several customers completed their store roll-out process of new hardware and made less hardware purchases in this period compared to the prior year. Furthermore, during the six months ending June 30, 1997 one customer purchased the majority of its point-of-sale hardware directly from the vendor, whereas in the prior period, the customer made purchases through the Company. However, these sales provided the Company with increased commission revenues of $145,379, which partially offset the decrease in gross revenues from hardware sales. No commissions were earned in the first six months of 1996.

    Solutions revenues decreased $890,306 (94 percent) from reported revenues of $945,938 during the six months ended June 30, 1996 to $55,632 in 1997. A sale of the Company's RSA product totaling $898,000 was made during the six months ended 1996, whereas only $55,632 of RSA sales have been made so far in 1997.

     Consulting fees earned during the six months ended June 30, 1997 totaled $2,277,922, compared to $2,449,125 for same period in 1996, a decrease of $171,203 (seven percent). Several large client projects were completed in the first quarter and second quarter of 1997 that have not yet been completely replaced with consulting revenue from new sales. The Company expects to initiate several new consulting projects during the remainder of 1997; however, there is no assurance as to the commencement of such projects.

     Customer support revenue totaled $245,336 for the six months ended June 30, 1997 compared to revenue of $200,383 in 1996. The increase of $44,953 (22 percent) was due to additional contracts obtained in 1997 and higher levels of billings for hours in excess of the standard contract levels than were billed in 1996.

     Revenues from the Company's network services and network based computer applications were $425,654 for the six months ended June 30,1997 while these sources of revenues did not exist for the same period in 1996. These services are a part of the Company's transition to and development of a recurring revenue business area. The Company has and will continue to make significant expenditures for investment and development in these services in order to shift the Company's focus from single consulting projects to recurring network service revenues with expected higher profit margins and increasing revenue streams.


    DIRECT COST OF SALES. Direct cost of sales, which consists of purchased hardware and certain software for resale, and costs associated with the Company's proprietary software products, totaled $691,045 for the first six months of 1997 compared to a total of $1,660,320 for the first six months of 1996, a decrease of $969,275 (58 percent), which was in line with the decreased products revenues and solutions revenues discussed above. Commissions received of $145,379 served to partially replace the lost net revenue from these transactions, which were not present in the prior six month period.

     SALARIES AND BENEFITS. Salaries, wages, taxes and related benefits, and contract labor expenses in total amounted to $2,915,294 for the six months ended June 30, 1997 compared to $2,468,920 for the same period in 1996, an increase of $446,374 (18 percent). During the first six months of 1997, the Company utilized contract programmers for client engagements to a greater extent than in the same period in 1996 during which virtually no contract programmers were utilized. In addition, late in the first quarter of 1997, a contract sales executive was hired to promote sales in the solutions business area of the Company. Contract labor expenses totaled $280,666 during the six months ended June 30, 1997 compared to a total of $14,114 during the six months ended June 30, 1996 an increase of $266,562.
Additionally, approximately $102,000 of these increased contractor expenses was the result of the start-up, formation, implementation and operation of ijob, Inc. during the first six months of 1997. Certain of the ijob contract labor expenses were converted to salaried employees on June 30, 1997.

     Direct payroll costs of salaries and wages increased $116,620 (5 percent) to $2,553,450 for the first six months of 1997 from $2,436,830 for the same period in 1996. This increase was due to increased employed personnel, in part associated with the start up ijob, and with the Company. The formation and implementation of ijob added 11 new staff during the second quarter of 1997.

     During the six months ended June 30, 1997 the Company capitalized $271,190 for software development costs, compared to $326,098 for the six months ended June 30, 1996. This decrease of $54,908 (17 percent) serves to increase the overall payroll, salaries, wages and benefits expenses for the period.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses totaled $1,253,881 for the six months ending June 30, 1997 compared to $1,001,737 for the first six months of 1996, an increase of $252,144 (25 percent).

    Recruiting and staffing expenses decreased $16,759 (42 percent) from $39,508 during the six months ending June 30, 1996 to $22,749 during the six months ending June 30, 1997. This decrease was due to much less recruiting and relocation activity for full time employees required in the first six months of 1997.

    Meetings and training expenses totaled $108,495 during the six months ended June 30, 1997 compared $82,325 for the six months ended June 30, 1996, an increase of $26,170 (32 percent). This increase is primarily due to a Company-wide Stephen Covey Principle Centered Leadership training and Covey teaching certification for the Company's Director of Human Resources. Increased fees and booth expenses associated with certain conferences also contributed to this increase.

    Telecommunications expense increased $24,888 (33 percent) to $101,162 in the six months ended June 30, 1997 from $76,274 for the same period in 1996. This increase was due to (i) the start up of ijob, Inc. operations and the opening of a new ijob service center during the second quarter, (ii) to the expansion of the Company's communication systems for viaLink and web site hosting services, (iii) and greater long distance usage due to the increased marketing activities of the Company.

    Advertising and promotion expenses totaled $87,479 for the six months ended June 30, 1997 compared to a total of such expenses of $37,610 for the six months ended June 30, 1996 an increase of $49,869 (133 percent increase). The increase was due to the increased marketing and sales promotion activities (travel and expenses for new staff) for the Company, of which $21,315 was attributable to ijob. The Company anticipates that advertising and promotion expenses will continue to be at higher levels than prior years due to the increased marketing effort being made on viaLink and ijob. Expected revenue from viaLink and ijob resulting from higher levels of selling and marketing activities may not occur until late this year or may not occur, depending upon market acceptance.

    Supplies and resources expenses totaled $142,838 for the six months ended June 30, 1997 compared to a total of $116,586 for the six months ended June 30, 1996 an increase of $26,252 (23 percent). This increase was entirely due to the start-up and commencement of operations for ijob.

    Professional fees (legal, accounting, outside consultants) totaled $284,010 for the six months ended June 30, 1997 compared $150,171 for the same period in 1996, an increase of $133,839 (89 percent). These increased expenses relate to the use of professional consultants for the continued marketing and implementation of the Company's new viaLink Item Catalog Service, consultants for the continued development of other viaLink services and for legal and certain operating costs recorded as professional fees associated with the formation, implementation and operation of ijob. See "Overview." These projects are all part of the recurring revenue business area, as the Company shifts its focus from single consulting projects to recurring network service revenues with expected higher profit margins.

    Other income and expense for the six months ended June 30, 1997 totaled $2,460 compared to $46,217 for the six months ended June 30, 1996, a decrease of $43,757 (95 percent). The primary reason is no bad debt expense was required to be recorded as of June 30, 1997, compared to a bad debt expense as of June 30, 1996 of $55,000. All other selling, general and administrative expenses totaled $504,688 for the six months ended June 30, 1997 compared to a total of such expenses of $453,046 for the six months ended June 30, 1996 an increase of $51,642 (11 percent).

    INTEREST EXPENSE. Net interest expense for the six months ended June 30, 1997 totaled $30,102, a decrease of $82,852 (73 percent) from $112,954 for the six months ended June 30, 1996 due to the repayment of outstanding bank debt with the proceeds of the Company's initial public offering in November 1996. During the six months ended June 30, 1997 certain borrowings were made under the Company's bank line-of-credit with an outstanding balance of $267,000 at June 30, 1997. Average total outstanding debt during this period in 1997 was $816,000 compared to average total outstanding debt in the first six months of 1996 of $2,350,260.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense totaled $395,732 for the six months ended June 30, 1997 compared to $259,106 in the six months ended June 30, 1996 an increase of $136,626 (53 percent). This increase is due to the large capital asset expenditures made during 1996, totaling $625,893, now depreciated for a full year, and total software development cost capitalized of $655,248. During the first six months of 1997, the Company has expended $326,322 in fixed asset capital additions. Furthermore, the Company has commenced amortization of software development costs associated with the viaLink Item Catalog Service system placed in service in January 1997.


    TAX BENEFIT. The Company recorded a tax benefit of $451,845 related to the pre-tax loss of $1,360,118 for the six months ended June 30, 1997. Such tax benefit will be carried forward to future periods and will expire in 2012. The cumulative deferred tax asset at June 30, 1997 is $389,158. Management believes realization of such deferred tax benefit is more likely than not based upon expected future taxable income and therefore a valuation allowance has not been provided.


LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1997 the Company had cash and cash equivalents of $830,487, and working capital of $534,064, with a working capital ratio of 1.25 to 1.

     In addition to such capital resources, the Company currently has an available bank line of credit facility pursuant to which it may borrow up to $1,000,000, secured by accounts receivable and all tangible assets of the Company. The credit facility expires on October 1, 1997. As of June 30, 1997, the Company had borrowed $267,000 under this line of credit. Prior to the Company's initial public offering in November 1996, the Company financed its operations and growth through internally generated cash flows and borrowings.

     During the six months ended June 30, 1997 net cash decreased a total of $990,527. This decrease was caused primarily by the loss of the six months of $908,273 and cash used in investing activities for expenditures of capital and software development, offset by the collection of accounts receivable.

    The Company used cash in operating activities of $320,522 compared to net cash flow provided in the six months ended June 30, 1996 of $768,038. A loss of $908,273 for the six months was recorded compared to a loss of $84,495 for the same period of 1996. Accounts receivable decreased a net $592,918 during the six months ended June 30, 1997 from $2,009,837 at December 31, 1996 to $1,416,919 at June 30, 1997 partly due to decreased revenues for the period and an aggressive collection effort by the Company of its accounts receivable. All other operating activities used net cash flows of $5,167 during the period.

     During the six months ended June 30, 1997 the Company expended cash for investing activities of $326,322 in various fixed assets, hardware and software and $271,190 for software development costs of its proprietary software products, compared to total expenditures of $319,450 and $326,098, respectively, for the same items in the six months ended June 30, 1996.

     During the six months ended June 30, 1997, the Company used net cash in financing activities of $72,493, which was provided by net borrowings under the bank line of credit of $267,000, and receipts of $279 from the exercise of stock options and $1,302 from the purchase of stock under the recently implemented Employee Stock Purchase Plan. Such receipts were used to pay for reductions of shareholder loans by $20,000, capital lease payments of $65,457, and a decrease in the book overdraft of $255,617. Net cash decreased during the six months ended June 30, 1997 by $990,527, compared to a net increase in cash during the six months ended June 30, 1996 of $112,732.

     The Company anticipates that its operations and growth strategy will be financed through remaining proceeds from its initial public offering, operating cash flow, capital lease sources and the bank line of credit facility, which the Company expects to replace in the third quarter. The Company believes that these sources of funds will be sufficient to satisfy the Company's operating and capital requirements for at least 12 months. There may be circumstances, however, that would accelerate the Company's use of such financing sources. If this occurs, the Company may, from time to time, incur indebtedness or issue, in public or private transactions, equity or debt securities. The Company currently has no arrangements for additional financing. In addition, the Company has been notified that its current line of credit will not be renewed and is in discussions with several financial institutions to replace such line. There can be no assurance that the Company will be able to obtain requisite financing when needed on acceptable terms.


EXPECTED LOSS

    The Company expects to report a loss for 1997. The Company expects to continue the high level of expenditures for sales and marketing of its new network information systems, viaLink and ijob, as well as, continuing to make large investments in these and other systems. The extent of the Company's loss will depend on product availability, introduction into the retail supply chain and market acceptance of these offerings. The Company's investment in new network information systems facilitates their plan to shift from single consulting projects to recurring network service revenues with higher profit margins. As a result of the high level of expenditures for selling and marketing and investments in network services the Company anticipates profitability in future periods; however, there is no such assurance.





                   PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     None


ITEM 2.  CHANGES IN SECURITIES

     None



ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The 1997 annual meeting of the stockholders of the Company was held on June 3, 1997.

ELECTION OF ONE CLASS I DIRECTOR

     Russell Reinhardt was elected as a Class I director to the Company's Board of Directors to hold office for a three year term expiring in 2000 or until his successor is duly elected and qualified. The other directors, whose terms of office continued after the meeting, are Robert Barcum and Robert Baker. In connection with the election of the director, and other matters submitted to a vote of security holders, the vote was:

     NOMINEE             FOR       AGAINST   ABSTAINED NON-VOTES
     Russell Reinhardt      2,503,212   12,700     18,000
193,032

APPROVAL OF THE 1997 EMPLOYEE STOCK PURCHASE PLAN

     FOR            AGAINST        ABSTAINED      NON-VOTES
   2,488,462        37,650           7,800         193,032

RATIFICATION OF THE APPOINTMENT OF COOPERS & LYBRAND L.L.P. AS
AUDITORS FOR THE FISCAL YEAR 1997

     FOR            AGAINST        ABSTAINED      NON-VOTES
   2,511,412        21,200           1,300         193,032



ITEM 5.  OTHER INFORMATION

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

     The Company does not provide forecasts of its future financial performance. However, from time to time, information provided by the Company or statements made by its employees may contain "forward-looking" information that involve risks and uncertainties. In particular, statements contained in this Form 10-QSB that are not historical facts constitute forward-looking statements and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results of operations and financial condition have varied and may in the future vary significantly from those stated in any forward-looking statements. The Company's future operating results are subject to risks and uncertainties and are dependent upon many factors, including, without limitation, (i) changes in the general level of economic activity in the markets served by the Company, (ii) introduction of new products or services by competitors, (iii) the availability of capital sufficient to support the Company's level of activity, (iv) the ability of the Company to implement its business strategies, (v) delays in implementing the Company's viaLink services, (vi) the ability of the Company to understand, anticipate and respond to rapidly changing technologies, market trends and customer needs, and
(vii) the ability of the Company to recruit and retain highly talented professionals in a competitive job market. The Company's ability to market and sell its products could also be adversely affected by the emergence of new competitors in the market place and by changes resulting in increased government regulation. In addition, a significant portion of the Company's revenues are attributable to a limited number of individual customers, the immediate loss of any of which may adversely affect the Company's business and results of operations. Each of these factors, and others, are discussed from time to time in the filings made by the Company with the Securities and Exchange Commission, including, but not limited to, the Company's Form SB-2 Registration Statement (no. 333-5058-D) which became effective on November 20, 1996 and the Company's Annual Report on Form 10-KSB filed on March 31, 1997.


POTENTIAL FLUCTUATIONS IN OPERATING RESULTS

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



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits
          10.44 Asset Purchase Agreement between ijob, Inc. and Human Technologies, Inc., dated June 12, 1997

          10.45 Software License Agreement between ijob, Inc. and Human Technologies, Inc., dated June 12, 1997

          10.46 Conveyance Agreement between ijob, Inc. and Human Technologies, Inc., dated June 12, 1997

          10.47 Conveyance Agreement between ijob, Inc. and Applied Intelligence Group, Inc., dated June 12, 1997

          10.48 Employment Agreement between ijob, Inc. and David Mitchell, dated June 12, 1997

          10.49 Stock Option Agreement between Applied Intelligence Group, Inc. and David Mitchell, dated June 12, 1997

          10.50 Common Stock Purchase Warrant Agreement between Applied Intelligence Group, Inc. and Ron Beasley, dated June 12, 1997

     (b) Reports on Form 8-K
          On May 5, 1997 the Company filed a Form 8-K, regarding the launching of its ijob recruiting system.


                           SIGNATURES
    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              APPLIED INTELLIGENCE GROUP, INC.



                              By:    /s/ ROBERT L. BARCUM
                                     Robert L. Barcum
                                     Chairman of the Board
                                     President and Chief Executive
                                       Officer

August 12, 1997

                              By:    /s/ JOHN M.DUCK
                                     John M. Duck
                                     Vice President and Chief
                                       Financial Officer

August 12, 1997