Form 10QSB
period 1997-09-30
APPLIED INTELLIGENCE GROUP INC
filed 1997-11-14
CIK 1017137

             UNITED STATES SECURITIES & EXCHANGE COMMISSION
                      Washington, D.C.  20549

                           FORM 10-QSB

(Mark One)
[x]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1997

                               OR

[ ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT

          For the transition period from __________ to ________


                    Commission File Number 000-21729


                     APPLIED INTELLIGENCE GROUP, INC.
           (Exact name of registrant as specified in its charter)


          Oklahoma                               73-1247666
(State or other jurisdiction of                (I.R.S.Employer
 incorporation or organization)            Identification Number)


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

                     Yes    X     No __

     As of November 14, 1997 there were 2,728,386 outstanding shares of Common Stock, par value $.001 per share.


     Transitional Small Business Disclosure Format:  Yes ___    No X

                APPLIED INTELLIGENCE GROUP, INC.

                           FORM 10-QSB

                    TABLE OF CONTENTS

               PART I - CONSOLIDATED FINANCIAL INFORMATION

                                                                         Page
   Item 1.     CONSOLIDATED FINANCIAL STATEMENTS

               Consolidated Balance Sheets (unaudited) as of
                   September 30, 1997 and December 31, 1996                3

               Consolidated Statements of Operations (unaudited) for
                 the three months ended September 30, 1997 and 1996        4

               Consolidated Statements of Operations (unaudited) for
                 the nine months ended September 30, 1997 and 1996         5

               Consolidated Statement of Stockholders' Equity
                 (unaudited)for the nine months ended September 30, 1997   6

               Consolidated Statements of Cash Flows (unaudited) for the
                    nine months ended September 30, 1997 and 1996          7

               Notes to Consolidated Financial Statements (unaudited) -
                    September 30, 1997                                     8

   Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS               8

                 PART II - OTHER INFORMATION

   Item 1.     LEGAL PROCEEDINGS                                          15

   Item 2.     CHANGES IN SECURITIES                                      15

   Item 3.     DEFAULTS UPON SENIOR SECURITIES                            16

   Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY
               HOLDERS                                                    16

   Item 5.     OTHER INFORMATION                                          16

   Item 6.     EXHIBITS AND REPORTS ON FORM 8-K                           17

   Signatures                                                             17

                 PART I - CONSOLIDATED FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS
         APPLIED INTELLIGENCE GROUP, INC.
         CONSOLIDATED BALANCE SHEETS
         (Unaudited)


                   ASSETS                              Sep. 30,      December
                                                         1997        31, 1996
                                                     ----------    ----------
Current assets:
     Cash and cash equivalents                       $  406,973     $1,821,014
     Accounts receivable-trade, net of allowance
       for doubtful accounts of $4,036 at September
       30, 1997 and $5,631 at December 31, 199        1,581,726      2,009,837
     Other receivables                                  180,452        314,874
     Inventory                                            9,073         28,159
     Prepaid expenses                                   135,075         76,264
                                                     ----------     ----------
       Total current assets                           2,313,299      4,250,148

Furniture, equipment & leasehold improvements, net    1,579,136      1,632,147
Software development costs, net                       1,534,407      1,308,099
Deferred tax asset                                      809,158            -
Other assets                                            171,916        117,141
                                                     ----------     ----------
       Total assets                                  $6,407,916     $7,307,535
                                                     ==========     ==========
      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Book overdraft                                  $  321,515     $  284,760
     Accounts payable and accrued liabilities         1,804,900      1,078,506
     Deferred revenue                                   192,398        332,449
     Current portion of notes payable to shareholders        -         107,375
     Current portion of capital lease obligations       139,515        135,151
     Bank line of credit payable                        341,000             -
                                                     ----------     ----------
   Total current liabilities                          2,799,328      1,938,241

Capital lease obligations, net of current portion        72,496        176,618
Notes payable to shareholders, net of
  current portion                                       482,830        389,000
Deferred income taxes                                       -           62,687
                                                     ----------     ----------
       Total liabilities                              3,354,654      2,566,546

Stockholders' equity:
     Common stock, $.001 par value;
       30,000,000 shares authorized; 2,728,386 and
       2,726,500  shares issued and outstanding at
       September 30, 1997 and December 31, 1996           2,728          2,727
     Additional paid-in capital                       4,495,644      4,491,226
     Retained earnings (deficit)                     (1,445,110)       247,036
                                                     ----------     ----------
       Total stockholders' equity                     3,053,262      4,740,989
                                                     ----------     ----------
       Total liabilities and stockholders' equity    $6,407,916     $7,307,535
                                                     ==========     ==========

          The accompanying notes are an integral part of these consolidated financial statements.

                     APPLIED INTELLIGENCE GROUP, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)

          For the Three Months Ended September 30, 1997 and 1996

                                              1997               1996
                                            ----------        ----------
Revenues                                    $2,659,554        $1,869,103


Expenses:
     Direct cost of sales                    1,147,777           489,985
     Salaries and benefits                   1,685,366         1,331,625
     Selling, general and
        administrative                         810,383           463,749
     Interest expense, net                      22,719            62,278
     Depreciation and amortization             197,182           145,604
                                            ----------        ----------
       Total expenses                        3,863,427         2,493,241
                                            ----------        ----------

Loss before income taxes                    (1,203,873)         (624,138)

Benefit for income taxes                      (420,000)         (237,173)
                                            ----------        ----------
Net loss                                    $ (783,873)        $(386,965)
                                            ==========        ==========

Net loss per common share                   $    (0.29)       $    (0.22)
                                            ==========         ==========

Weighted average common share
   equivalents outstanding                   2,727,444         1,755,628
                                            ==========        ==========



             The accompanying notes are an integral part of these
                   consolidated financial statements.

                       APPLIED INTELLIGENCE GROUP, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

      For the Nine Months Ended September 30, 1997 and 1996

                                               1997              1996
                                            ----------        ----------
Revenues                                   $ 6,585,490        $7,235,857

Expenses:
     Direct cost of sales                    1,838,822         2,150,305
     Salaries and benefits                   4,600,660         3,800,545
     Selling, general and
        administrative                       2,064,264         1,465,486
     Interest expense, net                      52,821           175,232
     Depreciation and amortization             592,914           404,710
                                            ----------         ---------
       Total expenses                        9,149,481         7,996,278
                                            ----------        ----------


Loss before income taxes                    (2,563,991)         (760,421)

Benefit for income taxes                      (871,845)         (288,961)
                                            ----------        ----------
Net loss                                   $(1,692,146)       $ (471,460)
                                            ==========        ==========

Net loss per common share                  $     (.62)        $     (.27)
                                           ==========         ==========
Weighted average common share
   equivalents outstanding                   2,727,114         1,755,628
                                            ==========        ==========




                 The accompanying notes are an integral part of these
                          consolidated financial statements.

                         APPLIED INTELLIGENCE GROUP, INC.
                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

                    For the Nine Months Ended September 30, 1997

                                                     Additional     Retained
                                   Common Stock       Paid-in       Earnings
                                 Shares    Amount     Capital       (Deficit)
                               ---------   -------   ----------    ----------
Balance, December 31, 1996     2,726,500   $ 2,727   $4,491,226     $ 247,036

  Exercise of stock options          444        -           279           -

  Stock issued under Employee
      Stock Purchase Plan          1,442        1         4,139           -

  Net loss                            -         -            -     (1,692,146)
                               ---------   -------   ----------    ----------
   Balance, September 30,1997  2,728,386   $ 2,728   $4,495,644   $(1,445,110)
                               =========   =======   ==========   ===========



               The accompanying notes are an integral part of these
                    consolidated financial statements.

                        APPLIED INTELLIGENCE GROUP, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                For the Nine Months Ended September 30, 1997 and 1996

                                                    1997             1996
                                                -----------       -----------
Cash flows from operating activities:
   Net loss                                     $(1,692,146)       $ (471,460)
Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities:
   Depreciation and amortization                    592,914           404,710
   Deferred income tax benefit                     (871,845)         (318,715)
   Decrease in accounts receivable                  428,111           354,424
   Decrease in other receivables                    134,422            53,659
   Decrease (increase) in inventory                  19,086           (91,928)
   Increase in prepaid expenses                     (58,811)          (36,057)
   Increase in other assets                         (54,775)          (51,867)
   Increase in accounts payable and
     accrued liabilities                            726,394           258,734
   Increase (decrease) in deferred revenue         (140,051)           65,309
                                                 ----------       -----------
Net cash provided by (used in)operating activities (916,701)          166,809

Cash flows from investing activities:
   Capital expenditures                            (319,158)         (476,863)
   Capitalized expenditures for software
     development                                   (447,053)         (477,607)
                                                 ----------       -----------
Net cash used in investing activities              (766,211)         (954,470)

Cash flows from financing activities:
   Increase (decrease) in book overdraft             36,755           (57,454)
   Increase in deferred offering costs                   -           (246,659)
   Proceeds from bank borrowings                  1,061,000         4,849,000
   Proceeds from shareholder notes                    6,455                -
   Proceeds from exercise of stock options              279                -
   Proceeds from employee stock purchase plan         4,140                -
   Payments of capital lease obligations            (99,758)          (71,418)
   Payments of shareholder loans                    (20,000)               -
   Payments of bank borrowings                     (720,000)       (4,097,000)
   Net proceeds from sale of common stock                -            394,927
                                                 ----------        -----------
Net cash provided by financing activities           268,871           771,396
                                                 ----------        -----------
Net decrease in cash                             (1,414,041)          (16,265)

Cash and cash equivalents at beginning of
 period                                           1,821,014            18,499
                                                 ----------       -----------
Cash and cash equivalents at end of period       $  406,973      $      2,234
                                                 ==========       ===========


               The accompanying notes are an integral part of these
                    consolidated financial statements.

                    APPLIED INTELLIGENCE GROUP, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)
                           September 30, 1997


NOTE 1.    DESCRIPTION OF BUSINESS

     Applied Intelligence Group, Inc. (the "Company") provides a diversified range of management consulting and computer systems integration services, along with providing network services and network-based computer applications. All services are focused primarily on the retail and wholesale distribution industries. Through the Company's wholly-owned subsidiary, ijob, Inc., the Company also provides human resource recruiting and job candidate matching capabilities, with access to the database through the Internet. The Company's clients and customers range from small, rapidly growing companies to large corporations and are geographically dispersed throughout the United States.


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

     Operating results for the nine month period ended September
30, 1997 are not necessarily indicative of the results that may be expected for the full year ended December 31, 1997.



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

     In 1993, the Company recognized early in the evolution the importance of electronic commerce in the future and began development of viaLink. viaLink is a common industry network application, enabling retailers, manufacturers, wholesalers and other suppliers to share and communicate consumer product data. viaLink is an information and subscription database service, which was announced in April 1996 and live services were first delivered in January 1997, which is accessible and available on the World Wide Web of the Internet (the "Internet"). In 1994, the Company began work on its RETAIL SERVICES APPLICATION ("RSA"), which was released in August 1995. RSA provides the retailer with a complete store point-of-sale solution from front register check-out functions and integrated with the Company's Chainlink product, complete store-to-headquarters communications. RSA is presently installed in approximately 415 stores.

The Company has also recently developed and introduced ijob, an internet based human resources application. During the second quarter 1997, ijob, Inc. was formed as a wholly-owned subsidiary of the Company, and commenced operations as a separate entity on June 30, 1997. As of November 14, 1997, this wholly-owned subsidiary had 21 employees, with locations at the Company's principal offices in Edmond and two satellite recruiting centers located in the metropolitan Oklahoma City area.

     ijob is a network based human resource recruiting application deployed through either the Internet or accessible by telephone. ijob uses these communications systems as a medium to bring together people seeking employment and companies searching for employees. ijob utilizes a database to collect, catalog and match information to screen and pre-qualify job candidates with the human resources needs of employers who subscribe to the ijob network services application.

     The Company believes this system represents a technological improvement over current Internet "resume web sites" where career material is simply posted on unscreened databases or on bulletin boards. With ijob, the subscribing employer benefits by receiving a list of pre-qualified applicants who have greater probability of meeting the employer's human resource needs. Computer assisted structured interviews ("CASI") and skill testing are used to help determine if the applicant will meet the required needs. This predictive system enables employers to conduct focused searches, saving time and money. People looking for jobs also benefit by using the ijob system. Free to job seekers, ijob maintains all information in its active database until the applicant requests its withdrawal.
Since inception through September 30, 1997, ijob has earned $368,416 in revenues. Since the inception of ijob the Company expended approximately $778,000, in excess of revenues, to launch and implement this new service. The Company anticipates that ijob represents a significant source of growth opportunity for the Company.

     The Company has made significant expenditures for development, implementation and marketing of its software license products, RSA and network information system offerings, viaLink and ijob. During the three months ended September 30, 1997, the Company expensed approximately $424,000 in such development costs compared to approximately $128,000 during the three months ended September 30, 1996. During the first nine months of 1997, the Company expensed approximately $1,014,000 in such development costs compared to approximately $608,000 in the first nine months of 1996. It is expected the Company will continue, only as it is able, to fund and develop these new product offerings.


RESULTS OF OPERATIONS

     REVENUES. Revenues increased $790,451 (42 percent) to $2,659,554 for the third quarter of 1997 from $1,869,103 for the comparable quarter of 1996. Revenues in the first nine months of 1997 decreased $650,367 (9 percent) to $6,585,490 from $7,235,857 for the first nine months of 1996. The third quarter increase in gross revenue was principally due to an increase in the Company's hardware sales, network services and network based computer applications revenues, which was slightly offset by a decrease in consulting revenues. The decrease in gross revenues for the nine months ended September 30, 1997 was due to decreases in hardware and product sales, solution revenues and consulting fees. These revenue decreases were partially offset by increased revenues from the Company's network services, network based computer applications, customer support revenues and commissions.

     Hardware and product sales increased $890,290 (163 percent) from revenues of $548,011 in the third quarter of 1996 to revenues of $1,438,301 in the third quarter of 1997. Hardware and product sales for the first nine months of 1997 decreased $105,005 (5 percent) from $2,319,319 for the first nine months of 1996 to $2,214,314 for 1997. The increase for the third quarter of 1997 was mainly due to purchases by a large client of point-of-sale terminals for 101 new stores opened in the third quarter of 1997. During the same period in 1996 the client only opened 26 new stores. The decrease for the first nine months of 1997 was due to the transition and changing of focus to higher margin revenue streams, and less focus on hardware sales which generally have lower profit margins. Furthermore, one customer purchased the majority of its point-of-sale hardware directly from the vendor for the first five months of 1997, whereas in the same period in 1996, the customer made it purchases through the Company. However, the Company received commissions on these sales of $157,513 for the nine months ended September 1997, which offsets the decrease in gross revenues caused by decreased hardware sales. The Company received no commissions from such transactions in the first nine months of 1996.

     Solutions revenues increased $600 (1 percent) from reported revenues of $49,984 in the third quarter of 1996 to $50,584 in the same period of 1997. Revenues for the first nine months of 1997 were $106,216, a decrease of $889,706 (89 percent) from $995,922 for 1996. A sale of the Company's RSA product totaling $898,000 was made during the nine months ended 1996, whereas no such large sale of RSA has been made during 1997.

     Consulting fees earned during the three months ended September 30, 1997 totaled $827,506 compared to $1,115,880 for the same period in 1996, a decrease of $288,374 (26 percent). Consulting fees for the first nine months of 1997 were $3,105,428 compared to $3,565,005 for 1996, a decrease of $459,577 (13%). The decrease for both the quarter and the first nine months of 1997 was due, in part, to the conclusion of the revenue stream from several large consulting projects in the first quarter and during the second quarter of 1997 that have not been completely replaced with consulting revenue from new sales in the third quarter of 1997. The decreases were also due in part to the transition and changing of focus to recurring revenue streams, viaLink and ijob, which moved personnel from the consulting area to these recurring revenue areas. For the fourth quarter and moving into 1998 the Company is again focusing more resources than previously this year on the consulting and systems integration area of the business and
aggressively pursuing new clients and projects.   Since the end of
the third quarter the Company has entered into contracts with six new clients for consulting projects totaling $241,500. These new relationships represent growth potential beyond these initial projects. The Company expects to initiate even more new consulting projects during the remainder of 1997; however, there is no assurance as to the commencement and timing of such projects.

     Customer support revenues increased $581 (less than one percent) to $93,809 for the third quarter of 1997 from $93,228 for the third quarter of 1996. Customer support revenues for the first nine months of 1997 increased $45,534 (16 percent) to $339,145 from $293,611 for the same period in 1996. These increases were due to additional contracts obtained in 1997 and higher levels of billings for hours in excess of the standard contract levels than were billed in 1996.

     Revenues from the Company's network services and network based computer applications were $237,220 for the three months ended September 30, 1997, an increase of $175,220 (283 percent) compared to $62,000 for the third quarter of 1996. Such revenues for the nine months ended September 30, 1997 were $662,874, an increase of $600,874 (969%) from $62,000 for the comparable period in 1996. These services are a part of the Company's transition to and development of a recurring revenue business area. The Company has and will, as it is able, continue to make significant expenditures for investment in and development of these services in order to shift the Company's focus from single consulting projects to recurring network service revenues with expected higher profit margins and increasing revenue streams. The viaLink subscriber list for both retailers and subscribers has grown from 20 in January to 63 at the end of the third quarter, representing more than 2,500 stores.

     DIRECT COST OF SALES. Direct cost of sales, which consists of purchased hardware and certain software for resale, and costs associated with the Company's proprietary software products, increased $657,792 (134 percent) to $1,147,777 in the third quarter of 1997 from $489,985 in the third quarter of 1996. For the first nine months of 1997 direct cost of sales decreased $311,483 (15%) to $1,838,822 from $2,150,305 for the first nine months of 1996. The increase in cost of sales for the third quarter of 1997 and the decrease in cost of sales for the nine months ended September 30, 1997 were both in line with the increase and decreases in hardware and solution sales for the corresponding periods.

     SALARIES AND BENEFITS. Salaries, wages, taxes and related benefits, and contract labor expenses totaled $1,685,366 for the three months ended September 30, 1997 compared to $1,331,625 for the same period in 1996, an increase of $353,741 (27 percent). Salaries, wages, taxes and related benefits, and contract labor expenses totaled $4,600,660 for the first nine months of 1997 compared to $3,800,545 for the same period in 1996, an increase of $800,115 (21 percent).

     During 1997, the Company utilized contract programmers for client engagements to a greater extent than in 1996 during which virtually no contract programmers were utilized. In addition, late in the first quarter of 1997, a contract sales executive was hired to promote sales in the solutions business area of the Company. Contract labor expenses totaled $93,590 during the third quarter of 1997 compared to a total of $17,828 for the same quarter in 1996, an increase of $75,762 (425 percent). Contract labor expenses totaled $374,255 during the nine months ended September 30, 1997 compared to a total of $31,942 during the nine months ended September 30, 1996, an increase of $342,313 (1072 percent). Furthermore, contract labor expenses for implementation and operation of ijob increased the total contract labor costs by $124,624 for the first nine months of 1997, which were not present anytime in 1996. Certain of the ijob contract labor expenses were converted to salaried employees on June 30, 1997.

     Direct payroll costs of salaries and wages increased $325,228(22 percent) from $1,442,412 for the three months ended September 30, 1996 to $1,767,640 for the same period in 1997. Direct payroll costs of salaries and wages increased $457,371 (11 percent) from $4,206,468 for the first nine months of 1996 to $4,663,839 for the comparable period in 1997. The increases were due to increased employed personnel, in part associated with the startup of ijob. The ongoing implementation of ijob added 10 new staff during the third quarter of 1997, bringing total ijob personnel to 21 at November 14, 1997.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses (SG&A) increased $346,634 (75 percent) to $810,383 for the quarter ended September 30, 1997 from $463,749 for the quarter ended September 30, 1996. For the nine months ended September 30, 1997, SG&A increased $598,778 (41 percent) to $2,064,264 from $1,465,486 for 1996.

     Travel expenses increased $43,090 (74 percent), to $101,413 in the third quarter of 1997 from $58,323 in the same quarter of 1996. Travel expenses for the nine months ended September 30, 1997 increased 45,709 (19 percent) to $282,254 from $236,545 for the same period in 1996. The increase for both the quarter and the first nine months of 1997 was primarily attributable to the travel expenses incurred by three full-time viaLink sales representatives that the Company began hiring in February of 1997, and by travel expenses associated with sales and marketing activities for the Company's ijob product.

     Telecommunications expense increased $46,735 (127 percent) from $36,685 for the three months ended September 30, 1996 to $83,420 in the same period of 1997. Telecommunications expenses for the nine months ended September 30, 1997 increased $71,623 (63 percent) to $184,582 from $112,959 for the same period in 1996. These increases were due to (i) the startup of ijob operations and the opening of a new service center during the second quarter,
(ii) the expansion of the Company's communication systems for viaLink and web site hosting services, (iii) and greater long distance usage due to the increased sales and marketing activities of the Company.

     Advertising and promotion expenses totaled $80,167 for the third quarter of 1997 compared to $15,745 for the same quarter in 1996, an increase of $64,422 (409 percent). For the first nine months of 1997, advertising and promotion expenses totaled $167,646 compared to $53,354 for the comparable period of 1996, an increase of $114,292 (214 percent). The increases were due to increased sales and marketing promotion activities for the Company, specifically viaLink and ijob. The Company anticipates that advertising and promotion expenses will continue to be at higher levels than prior periods due to the increased efforts associated with marketing of viaLink and ijob. Expected revenues from viaLink and ijob due to higher levels of selling and marketing expenses may not occur until late 1997 or 1998 or may not occur, depending upon market acceptance.

     Professional fees increased $104,999 (267 percent) to $144,263 in the three months ended September 30, 1997 compared to $39,264 in the three months ended September 30, 1996.
Professional fees increased $238,839 (126 percent) to $428,273 for the nine months ended September 30,1997 compared to $189,434 for the same period in 1996. These increased expenses relate to the use of professional consultants for the continued marketing and further development of the Company's viaLink Item Catalog Service and newly introduced CSP MarketLink and for legal and certain operating costs recorded as professional fees associated with the startup costs, formation, implementation and operation of ijob.
See "Overview."    These projects are part of the recurring
revenue business area, as the Company shifts its focus from single consulting projects to recurring network service revenues with expected higher profit margins on growing revenue streams.

     All other SG&A increased a net of $87,388 (28 percent) to $401,120 for the third quarter of 1997 from $313,732 for the same quarter in 1996. All other SG&A for the nine months ended
September 30, 1997 increased a net of $128,315 (15 percent)to
$1,001,509 from $873,194 for the same period in 1996.

     INTEREST EXPENSE. Net interest expense decreased $39,559 (64 percent) to $22,719 for the three months ended September 30, 1997 from $62,278 for the same period in 1996. Net interest for the first nine months of 1997 decreased $122,411 (70 percent) to $52,821 from $175,232 for the same period in 1996. The decrease was due to the repayment of outstanding bank debt, which was used largely to finance the development of viaLink, RSA and Chainlink during the preceding two years. Proceeds of the Company's initial public offering in November 1996 were utilized to pay off the bank debt. During the second and third quarter of 1997, certain borrowings were made under the Company's bank line-of-credit with an outstanding balance of $341,000 at September 30, 1997. Average total outstanding debt during the third quarter and the first nine months of 1997 was $1,048,000 and $893,000, respectively, compared to average total outstanding debt for the third quarter and the first nine months of 1996 of $2,832,000, and $2,511,000, respectively.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense totaled $197,182 for the third quarter ended September 30, 1997 compared to $145,604 for the same quarter ended 1996, an increase of $51,578 (35 percent). Depreciation and amortization expenses totaled $592,914 for the first nine months of 1997 compared to $404,710 for the same period in 1996, an increase of $188,204 (47 percent). The increase was due to capital asset expenditures made during 1996 and the first nine months of 1997, totaling $625,893 and $319,158, respectively, and capitalized software development costs of $655,248 and $447,053, respectively. Furthermore, the Company commenced amortization of software development costs associated with the viaLink Item Catalog Service system placed in service in January 1997. The Company does not anticipated significant capital expenditures doing the fourth quarter of 1997.

     TAX BENEFIT. The Company recorded a tax benefit of $420,000 related to the pre-tax loss of $1,203,873 for the three months ended September 30, 1997 and a tax benefit of $871,845 related to the pre-tax loss of $2,563,991 for the nine months ended September 30, 1997. Such tax benefit will be carried forward to future periods and will expire in 2012. The cumulative deferred tax asset at September 30, 1997 is $809,158. Management believes realization of such deferred tax benefit is more likely than not based upon expected future taxable income and therefore a valuation allowance has not been provided.




LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1997 the Company had cash and cash equivalents of $406,973, and a working capital deficit of $486,029, with a working capital ratio of .83 to 1.

     The Company currently has an available bank line-of-credit facility, which was extended to December 31, 1997 pursuant to which it may borrow up to $500,000, secured by accounts receivable and all tangible assets of the Company. As of September 30, 1997, the Company had borrowed $341,000 under this facility. Prior to the Company's initial public offering in November 1996, the Company financed its operations and growth through internally generated cash flows and borrowings. The Company is in discussions with several financial institutions regarding replacement of its current line-of-credit facility, and as of November 14, 1997, the Company had received one written proposal. The Company anticipates replacement of its current line-of-credit facility, with a $1,000,000 borrowing base, prior to 1998.

     During the nine months ended September 30, 1997, net cash decreased a total of $1,414,041. This decrease was caused primarily by the loss for the nine months of $1,692,146 and cash used in investing activities for expenditures of capital and software development, offset by the collection of accounts receivable.

The Company used cash in operating activities of $916,701 for the first nine months of 1997 compared to net cash flow provided in the nine months ended September 30, 1996 of $166,809. A loss of $1,692,146 for the nine months was recorded compared to a loss of $471,460 for the same period of 1996. Accounts receivable decreased a net $428,111 during the nine months ended September 30, 1997 partly due to decreased revenues for the period and an aggressive collection effort by the Company of its accounts receivable. Accounts payable and accrued liabilities increased a net of $726,394 during the nine months ended September 30, 1997 due to the timing of payments owed for cost of goods sold related to the large volume of hardware sales made in the third quarter of 1997.

     During the nine months ended September 30, 1997 the Company expended cash for investing activities of $319,158 in various fixed assets, hardware and software and $447,053 for software development costs of its proprietary software products, compared to total expenditures of $476,863 and $477,607, respectively, for the same items in the nine months ended September 30, 1996.

     During the nine months ended September 30, 1997, $268,871 was provided by financing activities, which was mainly provided by net borrowings under the bank line-of-credit facility of $341,000.
Net cash decreased during the nine months ended September 30, 1997 by $1,414,041, compared to a net decrease in cash during the nine months ended September 30, 1996 of $16,265.

     During the fourth quarter and moving into 1998, the Company expects to focus more resources than previously this year on the consulting and systems integration area of the business. Since September 30, 1997, the Company has added six new clients and consulting projects totaling $241,500. These new relationships represent growth potential beyond these initial projects. The Company expects to initiate even more new consulting projects during the remainder of 1997; however, there is no assurance as to the timing or commencement of such projects.


    The Company anticipates that its operations and growth strategy will be financed through cash and cash equivalents, operating cash flow, capital lease sources and the line-of-credit facility. In addition, The Company has been notified that its current line-of-credit will not be renewed and currently has no arrangements for additional financing. The Company is in discussions with several financial institutions regarding replacement of its current line-of-credit facility, and as of November 14, 1997, the Company had received one written proposal. The Company anticipates replacement of its current line-of-credit facility, with a $1,000,000 borrowing base, prior to 1998. The Company believes that these sources of funds will be sufficient to satisfy the Company's operating and capital requirements for at least twelve months. There may be circumstances, however, that would accelerate the Company's use of such financing sources. If this occurs, the Company may, from time to time, incur indebtedness or issue, in public or private transactions, equity or debt securities. There can be no assurance that the Company will be able to obtain requisite financing when needed on acceptable terms.


EXPECTED LOSS

The Company expects to report a loss for 1997. As the Company is able it expects to continue the high level of expenditures for sales and marketing of its new network information systems, viaLink and ijob, as well as, continuing to make large investments in these and other systems. The extent of the Company's 1997 loss will depend on revenues from products and services sales, which will be affected by product availability, new product introductions into the retail supply chain and market acceptance of the Company's products and services. The Company's investment in new network information systems facilitates their plan to shift from single consulting projects to recurring network service revenues with higher profit margins. As a result of the high level of expenditures for selling and marketing and investments in network services the Company anticipates profitability in future periods; however, there is no such assurance.






PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     None


ITEM 2.  CHANGES IN SECURITIES

     None
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the third quarter ended September 30, 1997.



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

          None

     (b) Reports on Form 8-K

          None



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

November 14, 1997

                              By:    /s/ JOHN M.DUCK
                                    John M. Duck
                                    Vice President and Chief
                                       Financial Officer

November 14, 1997