Form 10KSB
period 1997-12-31
APPLIED INTELLIGENCE GROUP INC
filed 1998-03-31
CIK 1017137

UNITED STATES SECURITIES & EXCHANGE COMMISSION
                      Washington, D.C.  20549

                           FORM 10-KSB
(Mark One)

[x]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                Fiscal Year Ended December 31, 1997

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

_______  Oklahoma__________                    ________73-1247666_______
(State or other jurisdiction of                      (I.R.S.Employer
 incorporation or organization)                    Identification Number)

         13800 Benson Road
__________ Edmond, Oklahoma_____________               _____73013_____
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code: (405) 936-2300


Securities registered pursuant to Section 12 (b) of the Act:


Title of each class                          Name of Exchange
                                          on which registered
  None                                            None

Securities registered pursuant to Section 12 (g) of the Act:

 Common Stock, $.001 par value per share, and Redeemable Common
 Stock Purchase Warrants
                     (Title of class)

Check whether the Registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report) and
(2) has been subject to such filing requirements for the past 90
days.                      Yes_X_   No ____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.                             [X]

The issuer's revenues for the year ended December 31, 1997 were $9,022,842.

As of March 16, 1998, there were 2,729,509 outstanding shares of Common Stock, par value $.001 per share. The aggregate market value of the voting stock of the registrant held by non affiliates of the registrant on March 16, 1998, based on the average bid and asked price on such date was $4,302,596.
Transitional Small Business Disclosure Format:  Yes _____  No__X___

                APPLIED INTELLIGENCE GROUP, INC.

                        Table of Contents


                         PART I
                                                           Page
   Item 1.  Description of Business                          1

   Item 2.  Description of Property                         11

   Item 3.  Legal Proceedings                               11


   Item 4.  Submission of Matters to a Vote of Security
            Holders                                         11

                          PART II

   Item 5.  Market for Common Equity and Related
            Stockholder Matters                             12

   Item 6.  Management's Discussion and Analysis or
            Plan of Operation                               12

   Item 7.  Financial Statements                            18

   Item 8.  Changes in and Disagreement With
            Accountants on Accounting and
            Financial Disclosure                            18

                         PART III

   Item 9.  Directors, Executive Officers, Promoters
            and Control Persons                            19

   Item 10. Executive Compensation                         22

   Item 11. Security Ownership of Certain Beneficial
            Owners And Management                          25

   Item 12. Certain Relationships and Related
            Transactions                                   26

   Item 13. Exhibits and Reports and Form 8-K              28







Cautionary Statement Related to Forward Looking Information

Statements of the Company's or management's intentions, beliefs, anticipations, expectations and similar expressions concerning future events contained in this Report constitute "forward looking statements" as defined in the Private Securities Litigation Reform Act of 1995. As with any future event, there can be no assurance that the events described in forward looking statements made in this Report will occur or that the results of future events will not vary materially from those described in the forward looking statements. Important factors that could cause the Company's actual performance and operating results to differ materially from the forward looking statements include, but are not limited to, changes in the general level of economic activity in the markets served by the Company, introduction of new products or services by competitors, delays in further development and implementation of the Company's viaLink and ijob services, the availability of capital sufficient to support the Company's level of activity, and the ability of the Company to implement its business strategies.

The Company's expectations with respect to future results of operations that may be embodied in oral and written forward looking statements, including any forward looking statements that may be included in this Report, are subject to risks and uncertainties that must be considered when evaluating the likelihood of the Company's realization of such expectations. The Company's actual results could differ materially.

PART 1.

Item 1.  Description of Business

General

Applied Intelligence Group, Inc. (the "Company") is engaged in the business of providing a diversified range of management consulting and computer systems information integration services and technology to the retail and wholesale distribution industries. Since its formation in 1985, the Company's operations have included consulting services, which are primarily focused on the planning, designing, building, and installation of computerized information management systems and computerized checkout or point-of-sale systems in the retail and distribution industry. The Company continues to provide these consulting services. In 1993, the Company commenced the design and development of viaLink, a subscription service on the World Wide Web of the Internet (the "Internet"). viaLink was announced in April 1996 and the viaLink Item Catalog service was brought on line in January 1997. viaLink services currently include the Item
Catalog, Exchange Manager, Item Express, and CSP MARKETLink. In
1994, the Company commenced development work on its Retail
Services Application ("RSA"), a complete store point-of-sale solution to the retailer and their chain stores. RSA was released in August 1995. In connection with RSA, the Company also offers CHAINLINK, a communication system, which transfers information (e.g., sales or inventory) electronically between the store and the retailer's headquarters.

Beginning in late 1996 and during 1997, the Company designed, developed and introduced in April 1997, ijob, an Internet based human resources application. During the second quarter of 1997, ijob, Inc. was formed as a wholly-owned subsidiary of the Company, and commenced operations as a separate entity on June 30, 1997. The principal offices of ijob, Inc. are located in the Company's Headquarters in Edmond, Oklahoma and ijob, Inc. has two satellite recruiting centers located in the metropolitan Oklahoma City area.

The Company's Internet home page can be located on the World
Wide Web of the Internet ("Internet") at http://www.aig.vialink.com. The Company's principal executive offices and headquarters are located at 13800 Benson Road, Edmond, Oklahoma 73013-6417, and its telephone number is (405) 936-2300.


ijob, Inc.

On April 25, 1997, the Company completed the organization of its wholly-owned subsidiary, ijob, Inc. Pursuant to the Asset Purchase Agreement dated June 12, 1997, the Company, through ijob, Inc., completed the acquisition of certain assets and intellectual property of Human Technologies, Inc. ("HT"), including software programs know as "HT1", "HT2", "Hal-1" and "ijob-internet", the related trademarks, trade names, sales marks, logos and marketing concepts, and the original technical and instructional documentation, source and executable code of the programs relating thereto. Furthermore, the Company received all copyright powers and benefits related to the software programs and the right to produce, sell, modify, distribute, license and copy in full or in part those software programs (the "HT Assets"). The Company paid to the owners of HT $100 and issued stock options and warrants exercisable for the purchase of 50,000 shares of Common Stock at $3.50 per share on or before June 12, 1999. Furthermore the Company agreed to pay the HT owners 50 percent of the (i) distributable earnings of ijob, (ii) distributable proceeds from the sale of ijob assets and (iii) distributable gross royalties received by ijob from the sale or other transfer of ijob assets, (collectively the "Distributable Amounts"). The Distributable Amounts are determined from time to time by the Board of Directors of ijob, Inc.

In connection with the acquisition of the HT Assets, the Company entered into an at will employment agreement with the former president of HT to become president of ijob, Inc. Among other duties, the president is a member of the Board of Directors of ijob, Inc.

Vantage Capital Resources Inc. Acquisition

On June 12, 1996, Vantage Capital Resources, Inc. ("VCRI"), an Oklahoma corporation, merged with and into the Company pursuant to an Agreement and Plan of Merger dated May 8, 1996 (the "Merger"). On June 5, 1996, VCRI completed a private offering of 250,000 shares of its Common Stock at an offering price of $1.75 per share and received net proceeds of approximately $394,567 (the "Private Placement Offering"). In consummation of the Merger, the Company exchanged 610,000 shares of its Common Stock, on a one-for-one basis, for the outstanding Common Stock of VCRI. The merger was accounted for as an acquisition of VCRI by the Company in a manner similar to the pooling of interests method of accounting. Pursuant to an Exchange Agreement dated October 14, 1996, each of John Simonelli and Larry E. Howell, exchanged 180,000 shares of Common Stock of the Company received in connection with the Merger for stock options, each exercisable on or after November 20, 1998, and on or before November 30, 2001, for the purchase of Common Stock for $5.00 per share. Furthermore, during October 1996, the Company redeemed 22,500 shares of Common Stock issued to David B. North, an executive officer of the Company, pursuant to the Merger and 1,000 shares of Common Stock issued to a former executive officer pursuant to the Merger for $1.75 per share (the offering price of the VCRI Common Stock under the Private Placement Offering) for an aggregate amount of $39,375 and $1,750, respectively.

Overview of Products and Services

The Company is engaged in the business of providing management consulting and technology systems information services to retail companies and to the manufacturers, wholesalers, and other suppliers who provide the products that these retail companies sell (the "Retail Supply Chain"). These information systems services include (i) management consulting and computer system integration services, (ii) proprietary software products and applications, and (iii) network services and network-based computer applications. The Company is currently organized in two business areas to provide all its services and product offerings: Retail and Store Systems Consulting , including RSA and CHAINLINK, and systems integration; and, Network Services, including viaLink and ijob internet based offerings, and production/operations of web-site hosting. The Company is also a reseller of various computer software, hardware and point-of-sale systems.

Consulting and Systems Integration Services

The Company's consulting services include designing, building, installation, and implementation of custom computerized checkout or point-of-sale systems and integrated custom software products for customers in the retail and distribution industries. The Company also selects and then customizes and installs third-party software for many of its customers.

The Company's consulting services include determination of business and technology requirements, operating system planning and implementation, situational and due diligence studies, information technology plans, business and technology recommendations, and training. A typical consulting arrangement will last from two to six months or longer for more complex projects. A single consulting and systems integration arrangement may include multiple projects, using a wide range of the Company's professional staff.

The Company's systems integration services include various computer architectures and operating systems for personal computer ("PC") based systems (i.e., DOS, Windows, Windows NT, UNIX, OS/2, 4680/OS, 4690/OS) and intermediate to large systems (AS/400, RS/6000, HP, MVS, and VSE). The Company has significant development and support experience with industry-standard technologies, such as COBOL, SQL, DB2 and ORACLE. The Company is also developing software applications using object-oriented technology, such as the Smalltalk programming language, provided by Object Share, Inc.

Solutions, Software Products, Licenses and Applications ("Solutions")

Many of the Company's customers are retail chains, who are attempting to implement information management systems in their headquarters and/or store locations, in addition to accounting, payroll and other financial management information systems. A typical in-store retail system includes the following components:

       1. a "front-end" system (i.e., "checkout system", "cash register system" or "point-of-sale system") which records sales, provides a cash drawer, prints customer receipts, etc. Most front-end systems utilize PC hardware, and include programs that operate the PC and specialized hardware, such as the cash drawer or barcode scanner;

       2. a "back-office" system, which typically coordinates the operation of the registers, and provides store management applications, such as receiving and inventory control; and

       3. a "communication" system, which transfers information (e.g., sales or inventory) electronically between the store and the retailer's headquarters.

The Company is a business partner of International Business
Machine Corp. ("IBM") and an authorized reseller of IBM hardware and point-of-sale software. When implementing in-store systems for retailers, the Company has historically relicensed and customized one or more IBM software programs, and installed these programs on IBM hardware that, in many cases, the Company sold to the retailer. Such hardware includes point-of-sale registers, radio frequency hand-held terminals, in-store processors, and other in-store equipment. The Company also provides programming services to personalize and customize the in-store software, implementation services related to software installation and personnel training.

In 1994, the Company began development of a software system that would operate on a wide range of computer hardware, including different models of IBM and non-IBM hardware, and on a variety of non-IBM operating systems such as UNIX and Windows NT. The
Company subsequently developed its proprietary in-store software applications for licensing to retailers, as an alternative to relicensing and customizing IBM software applications and programs. The Company's RSA software application was first licensed and implemented in a retail chain in 1995. Because the Company's software applications operate on a variety of PC operating systems, and with a wide variety of PC hardware, the Company's software applications address a broader market. RSA allows retailers to selectively install new in-store systems without storewide or company-wide replacement of existing hardware.

The Company is also a global solutions partner of the NCR Corporation ("NCR"). This relationship, along with the Company's IBM relationship, enables the Company to provide a full-service, single-source solution for the store automation needs of retailers. The contractual relationships with IBM and NCR provide the Company with the ability to relicense software, resell hardware, and gain access to technical support for the Company's customers.

The Company has also developed CHAINLINK, a cost-effective, easy to-use store communications program, which provides reliable and consistent movement of data between stores and headquarters.

CHAINLINK is designed to work with RSA, as well as other point-of-sale software packages. CHAINLINK is currently in use in at least twelve retail chains, representing close to 1,000 stores, in the United States as of March 23, 1998.

Together, RSA and CHAINLINK provide the retailer with store management and point-of-sale applications, including checkout at the cash register, back office and store to headquarters communications. RSA can be customized to meet the specific needs of the retailer. RSA can provide the store managers and cashiers with the same "look and feel" on a variety of installed point-of-sale computer systems, while giving the retailer's information management systems staff a consistent interface to all of its store systems. RSA is currently installed in four retail chains, representing approximately 650 stores as of March 23, 1998. The primary target market for RSA is general merchandise retailers who generally have more than 70 stores, and more than $100 million in sales.

RSA and ChainLink sales in 1997 totaled $131,800. The Company continues to aggressively market and sell its propriety and software products and closed a sale of RSA for $152,520 in January 1998.

Network Services

The Company provides a full range of network services including its viaLink subscription service, telecommunications planning and consulting, Internet-based applications development, and maintenance and hosting of internal and external web-sites. Through its internal customer support network, the Company provides web-site hosting and maintenance.

   viaLink Subscription Services

viaLink is an industry-specific, shared business application subscription service, developed and maintained by the Company, with access through telecommunications, including private networks, and the Internet. Through viaLink, the Company is a content provider on the Internet.

viaLink offers a moderately-priced electronic commerce service for manufacturers, suppliers, retail headquarters and individual retail stores through which subscribing customers are connected via the Internet to a database maintained on the Company's computer systems. Using a PC and commonly available computer programs, participants can subscribe to the viaLink service and avoid the purchase, installation, implementation and maintenance of a complex information system. viaLink provides a common set of business systems and support offerings to subscribers, and is priced as a monthly subscription service.

In April 1996, the Company introduced the viaLink subscription service primarily for the convenience store industry, which consists of approximately 68,000 stores operated by approximately 1,650 companies. viaLink has application in other operations within the retail industry. According to the National Association of Convenience Stores ("NACS"), only a small percentage of convenience store companies have implemented instore computerized retail information systems. In order to implement computerization and scanning in a retail store, the retail chain must first develop and then maintain a "pricebook" which contains information for all items offered for sale in the store. The pricebook typically contains descriptions of the items, along with their Universal Product Codes ("UPCs"), purchase costs, retail sales prices, and any discounts or rebates to be received from the supplier. A convenience store chain may have hundreds of suppliers, and each supplier may have different prices on the items it supplies to the chain, depending on the locations of the stores being supplied, which makes pricebook maintenance difficult, but essential. Pricebook maintenance typically involves inefficient manual entry of item information, which can introduce errors into the pricebook. According to NACS, maintenance of the pricebook often poses the most significant challenge to computerization of the convenience store's purchases and sales.

A subscribing retailer can use the viaLink Item Catalog Service to electronically retrieve product item information (e.g., item numbers, UPCs, descriptions, pricing information, deal and promotional pricing) that has been placed in the database by manufacturers, wholesalers, or other product suppliers. This information can be electronically loaded into the retailer's pricebook to improve the accuracy and reliability of the pricebook.

Product manufacturers can use viaLink to efficiently introduce new products, by electronically providing product information to retailers and wholesalers. Wholesalers and other suppliers can use viaLink to provide product and pricing information to retailers by placing this information in the viaLink database, and allowing the retailers to access these prices. The database in viaLink is specifically designed to manage the complexity of the arrangements that exist between retailers and their wholesalers and suppliers, especially related to prices and promotions.

In January 1997, the Company brought the viaLink Item Catalog Service on line with a retailer and three suppliers. Since that time, the viaLink Item Catalog subscriber base has grown to 45 retailers, representing approximately 4,500 stores, and 50 suppliers as of March 23, 1998. The Company is in the process of implementing the Item Catalog Service with these retail chains and suppliers.

The Company has begun to further develop and implement its business plan and strategy for viaLink with new product offerings of Exchange Manager, ItemXpress and CSP MARKETLink, all of which are available for market and industry use.
Revenues from all viaLink activities in 1997 totaled $45,125, an increase of $44,025 from revenues of $1,100 in 1996

In addition to the convenience store industry, the Company has deployed viaLink in the grocery store industry. The Company also intends to deploy viaLink applications into other segments of the retail industry, who share much of the same supply chain (manufacturers and distributors) with the convenience and grocery store industries.

The Company announced the beta test of the viaLink Exchange
Manager, an invoice and purchase order processing system, in the summer of 1997. The system was ready for general distribution in March 1998. Along with the Exchange Manager, the Company made the viaLink ItemXpress Service available in March of 1998.
The viaLink ItemXpress Service allows retailers to select from the extensive information of merchandise data in the viaLink database and download the information into their headquarters price and item management system.

In the third quarter of 1997 the Company and EPIC Communications, Inc., launched CSP MARKETLink, the first Internet-based, interactive communications service between manufacturers and convenience store operators. CSP MARKETLink is powered by the viaLink application and provides product and merchandising information that saves time for both manufacturers and retailers. It also gives retailers access to a broader range of information, while affording manufacturers direct access to a broader range of retailers.

Created as a joint venture between the Company and EPIC Communications, Inc., which publishes CSP Magazine, CSP MARKETLink goes far beyond typical banner advertising on passive web pages. It utilizes the latest "push" technology to deliver supplier messages into the subscribing store's e-mail in-box. The retailer can then preview new products, promotions and media plans, obtain category information and research, participate in surveys, e-mail questions or suggestions, and then look or listen to the latest consumer advertising campaigns on video transmitted directly to his PC. The new service is also the first electronic commerce tool to provide manufacturers with immediate feedback from retailers, as well as verification that their information was received and read by decision-makers at targeted retail companies. A number of leading manufacturers joined Miller Brewing Co. in providing input into the development and design of CSP MARKETLink, including American Chicle, Kraft Foods, M&M Mars, and Proctor and Gamble.

The Company also constructs Internet-based information applications for its customers, such as NACS. The Company constructed, operates and maintains the Internet-based applications and directories, which allow NACS to offer services on the Internet. This site or "home page" is known as "C-Store Central" and can be found on the Internet at http://www.cstorecentral.com. NACS places daily news about the convenience store industry on this site which also allows members easy access to the viaLink services.

   ijob

Commencing in late 1996 and during 1997, the Company designed, developed and completed ijob an Internet employer subscription service. ijob is a network based human resource recruiting application accessible through either the Internet or by telephone. ijob uses these communications systems as a medium to bring together job seekers and employers. ijob utilizes a database to collect, catalog, and match information to pre-qualified job candidates with the human resource needs of ijob subscribing employers. The Company believes ijob represents a technological improvement over current Internet "resume web sites" where career material is simply posted on unscreened databases or on bulletin boards. Utilizing ijob subscription services, an employer benefits by receiving a list of pre-qualified registrants who have greater probability of meeting the employer's human resource needs. Computer assisted, structured interviews and skill testing are used to screen job applicants which enables employers to efficiently conduct focused employee recruiting. Job seekers also benefit by using the ijob system on a cost-free basis. A job seeker's information is maintained in the ijob database until the registrant requests its withdrawal.

During 1997, ijob, Inc, earned $610,689 in revenues. Since the inception of ijob, Inc., the Company has made cash expenditures of approximately $750,000 in excess of revenues, to launch and implement the ijob service. Of these cash expenditures, the Company capitalized $142,411 in development costs associated with the design and ongoing development of ijob.

ijob conducts its operations as a wholly owned subsidiary of the Company, under the name ijob, Inc. and as of March 23, 1998, employs 15 full-time and eight part-time employees. Of the total of 23 employees, four are in sales and marketing, including the president of ijob, Inc., three full-time employees and one part time employee are in technical and product development, and the remaining employees are in operations and customer support.

Customer Support

The Company's customer support group provides customers of the Company telephone and on-line technical support. As of March 23, 1998, the Company's customer support group consisted of four fulltime representatives. However, all the Company's technical staff can be used, when appropriate, for resolving technical problems and supporting specific customer needs.

Sales and Marketing

The Company's services and products are marketed directly to the Company's customers through its sales and marketing support group and senior staff members. During all of 1997, the Company operated without a sales and marketing executive. As of March 23, 1998, the Company's sales and marketing support group consisted of 17 full-time employees including the President of the Company, and those in the Company's wholly owned subsidiary, ijob, Inc. Also included in that total are a Vice President of Sales and Marketing, hired in January 1998 to assume full-time leadership of marketing and sales, and two additional sales executives added in the first quarter of 1998. The sales and marketing team is responsible for sales-lead generation, follow-up on customer referrals, and providing input into the Company's ongoing services and product development efforts based on customer feedback and market data. Sales and marketing leads are generated through advertising, customer referrals, public relations, trade shows, and strategic relationships with hardware manufacturers and customers. The Company also utilizes a variety of other consulting and contractor relationships to help develop and promote viaLink.

Licenses and Intellectual Property

The Company regards its software as proprietary, which is generally licensed under written license agreements. Because the Company's software products allow customers to customize their applications without altering source programs, the source programs for the Company's products are typically neither licensed nor provided to customers.

The Company has no patents or patent applications pending. The Company attempts to protect its products through a combination of copyright, trademark and trade secret laws. CHAINLINK and viaLink are registered trademarks of the Company and trademark applications are pending with the United States Patent and Trademark Office for Retail Services Application and ijob. The Company also requires employee and third-party non-disclosure and confidentiality agreements. Despite these precautions, it may be possible for unauthorized parties to copy certain portions of the Company's software products, reverse engineer, or obtain and use information that the Company regards as proprietary.

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

In March 1994, the Company entered into a five-year confidential Agreement for Licensing of IBM software with IBM pursuant to which the Company became an authorized reseller and technical support provider of certain IBM software. Furthermore, in February 1995, the Company entered into a two-year confidential IBM Business Partner Agreement and became an authorized remarketer of IBM computer hardware. This agreement was renewed in 1997 for another two years. Pursuant to these agreements, the Company receives discounts on the purchase of IBM software and hardware products. With respect to IBM software, the Company is required to pay IBM a one-time royalty on each distributed or installed copy of the IBM software.

Under a Global Solutions Partner Agreement effective April 28, 1997, the Company continued its relationship as a Global Solutions Partner with NCR Corporation. The Global Solutions Partner Program is designed so that NCR and various independent software vendors can work together to enhance each other's marketing and product programs. Pursuant to such agreement the Company receives discounts on NCR hardware and software purchases and maintenance, personnel education and training, software support, and certain commissions and fees associated with NCR equipment and software installations.

Employees and Consultants

As of March 23, 1998, the Company had 115 full-time employees and ten part-time employees, including those of its wholly-owned subsidiary, ijob, Inc. Of the 125 employees, 16 were employed in sales and marketing support, including the President of the Company, 21 were employed in product research and development and technical support, 76 were employed in professional services, operations and customer support, and 12 were employed in human resources, administration and finance. The Company's future performance depends in significant part upon the continued service of its key technical and senior management personnel, and its continuing ability to attract and retain qualified and motivated personnel in all areas of its operations. Competition for such personnel is intense, and there can be no assurance that the Company will retain key managerial and technical employees or that it can attract, assimilate or retain other highly qualified personnel in the future. None of the Company's employees are represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

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

Competition

The environment within which the Company operates is intensely competitive and subject to rapid change. To maintain or increase its market share position in the retail, supplier, and wholesale distribution industries, the Company will need to continually develop additional products, introduce new product features and enhancements, and expand its professional services capability. The Company currently competes principally on the basis of the specialized nature of its services and products. Specifically, the features and functions of the Company's software products include adaptability and scalability and their interoperability with other network products, the ability to deploy complex systems, product quality, ease-of-use, reliability and performance, company reputation and professional service, integration with other enterprise and network applications, and availability on popular computer operating systems, databases and communications hardware architecture.
The Company believes its products and services compete favorably in all of these areas.

Competitors vary in size and in the scope and breadth of the products and services offered. The Company encounters competition from a number of sources, including the big-six accounting firms, IBM and other software developers and hardware manufacturers, local and regional consulting and software companies, most of whom are privately-held, third-party professional service organizations, and management information systems departments of potential customers who are developing custom software. In the market place of the retail and wholesale distribution industries, the Company competes with numerous, smaller, privately-held companies based on product features and functionality, as well as larger, publicly-held companies with greater resources and having greater product and market diversification. The Company competes with these companies based upon the specialized nature of its focus on the retail and wholesale distribution industries and company reputation.

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

Clients and Customers

The Company's clients and customers range from small, rapidly growing companies to large corporations, principally within the retail and wholesale distribution industries. The following is a partial list of the Company's consulting and viaLink clients as of March 23, 1998.

     Consulting customers:
      ALDI Inc.                          Brinker, International
      Dollar General Corporation         Duckwall-ALCO Stores, Inc.
      Fleming Companies, Inc.            Fox Photo, Inc.
      Fred's Inc.                        Genovese Drug Stores, Inc.
      Jan-Bell Marketing, Inc.           Michaels Stores, Inc.
      Petro PSC, L.P.                    Trans World Entertainment
      Sonic Corp.                        Western Family Foods, Inc.

     viaLink customers:
      Suppliers
       Coca-Cola Cons. of La Vergne      Crowley Foods, Inc.
       Fleming Companies of Altoona      Frito-Lay, Inc.
       J.T. Davenport & Sons             Pepsi Cola Marketing Group

      Retailers
       Nice N Easy Grocery Shoppes       Petr-All Petroleum Corp
       Quick Stop Food Mart, Inc.        R&H Maxxon, Inc.
       Store 24 Companies, Inc.          Sugar Creek Stores, Inc.


In 1997, three individual customers each accounted for 20, 13, and 10 percent of the Company's revenues. In 1996, three individual customers each accounted for 17, 14 and 10 percent of the Company's revenues. Furthermore, in 1997 and 1996, five of the Company's customers accounted for 57 percent of the Company's total revenues. The Company believes that a significant, if not a majority, of future revenues will continue to be concentrated in a small number of customers, the loss of any one of which may have a material adverse effect upon the Company's results of operations.

Other Business Strategies

The Company's principal business objective is to become a leading provider of fully-integrated information and network services linking retailers, distributors and manufacturers throughout the retail supply chain. Utilizing the Company's experience and expertise in the retail and distribution industries, the Company's principal strategy is to continue further development and enhancement of viaLink and ijob, as well as further development and deployment of its Solutions software offerings, RSA and CHAINLINK, and potentially their integration with viaLink. In addition, the Company's Retail and Store Systems Consulting business area will continue to be developed.

The Company intends to increase revenues generated from its existing customer base by providing previous and current customers with additional consulting and systems integration services, enhancements to its existing products customized to their particular needs, continuing customer support services and new product offerings.

Security Technologies

To minimize the security risks associated with a shared network on the Internet, the Company has implemented security protocols in viaLink and ijob. The services provide encryption protection of confidential information as it passes through the Internet. The Company has also constructed a double "firewall" between its services and the Internet, which is intended to restrict unauthorized use and prevent security breaches.

Although the Company has implemented these security measures, viaLink and ijob are vulnerable to break-ins and similar security breaches that jeopardize the security of the information stored in and transmitted through the computer systems of viaLink and ijob users, which may result in significant liability to the Company and also deter potential customers. Moreover, the security and privacy concerns of potential customers, as well as concerns related to computer viruses, may inhibit the marketability of viaLink and ijob. The Company does not currently have product liability insurance to protect against these risks, and there can be no assurance that such insurance will be available to the Company on commercially reasonable terms or at all.

Product Development and Enhancement

The Company will continue to make significant investments in product development, and enhancement, as it is able, to continue to provide technological solutions to its customers' business needs. Historically, the Company has obtained customer funding to develop products and services which jointly met the Company's needs to remain competitive and the customer's need to solve information management problems. Currently, the dynamic nature of the information technology industry places large research and development demands on businesses that desire to remain competitive. Competing with larger firms with substantially greater capital resources, the Company has devoted significant portions of available resources to stay abreast of industry developments and to offer competitive products and services.

As of March 23, 1998, the Company's product development staff consisted of 21 full-time employees, including ijob, Inc., but consisted of up to 30 employees from time to time during 1997. The Company's total expenditures for product development of viaLink, Solution services (RSA and CHAINLINK), and ijob during 1997 were approximately $945,000, $400,000 and $530,000, respectively, for a total of approximately $1,875,000. Such expenditures in 1996 were approximately $584,000, $598,000 and $22,000, respectively for a total of approximately $1,204,000. These expenditures represented approximately 21 percent and 13 percent of total revenues for 1997 and 1996, respectively. Of the product development expenditures, the Company capitalized software development costs and interest totaling $752,158 and $655,248 in 1997 and 1996, respectively. The Company anticipates that it will continue to commit substantial resources to product development in the future, including further development and enhancement of viaLink, RSA, CHAINLINK and ijob; however, the amount of such capital required is undeterminable at this time.

Item 2.  Description of Properties

The Company's corporate headquarters consists of a two-story office facility of approximately 30,000 square feet at 13800 Benson Road, Edmond, Oklahoma, which the Company first occupied in January 1996. The office facility is occupied under a ten year lease requiring monthly rental payments of $24,545 during the first 36 months, $27,500 during the next 48 months, and $28,750 during the remaining term of the lease. The lease expires on June 30, 2006.

The Company's wholly owned subsidiary, ijob, Inc., leases two satellite office locations in Oklahoma City, Oklahoma. The North center contains approximately 1,800 square feet of office space under an 18-month lease requiring monthly rentals of $1,200 through August 14, 1998. The South center contains 1,200 square feet of office space under a one-year lease requiring monthly rentals of $550 through May 31, 1998.


The headquarters facility of the Company has internal systems consisting of a local area computer network with associated servers, a wide-area network, high speed ("T1") connectivity to the Internet, two RS/6000's, an AS/400, an HP 9000, approximately 140 workstations and several testing labs of point-of-sale equipment. The facility is designed to support a projected increase in staff for both traditional and viaLink services and the increased office space required to house a production computer operations facility.

Item 3.  Legal Proceedings

From time to time, the Company may be involved in litigation relating to claims arising out of its operations in the normal course of business. The Company is not currently a party to any legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 1997.


                             PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

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

                                             Redeemable Common Stock
                        Common Stock Price   Purchase Warrants Price
                        ------------------   -----------------------
                          High       Low      High        Low
                         ------     ------   -------    -------
          1996
       Fourth Quarter     $6.00     $4.375     $1.75      $.75

          1997
       First Quarter      $5.375    $3.625     $1.688     $.625

       Second Quarter     $4.50     $2.875     $1.00      $.375

       Third Quarter      $5.875    $3.000     $1.50      $.50

       Fourth Quarter     $4.50     $2.938     $1.125     $.50


The number of record holders of the Company's Common Stock as of March 23, 1998, was approximately 825.

The Company has not paid a dividend with respect to its Common Stock nor does the Company anticipate paying dividends in the foreseeable future.

ITEM 6.  Management's Discussion and Analysis or Plan of Operation

Overview

The Company provides information systems services to retail companies and to the manufacturers, wholesalers, and other suppliers who provide the products that these retail companies sell (the "Retail Supply Chain"). These information systems services include (i) management consulting and computer system integration services, (ii) proprietary software products and applications, and (iii) network services and network-based computer applications. The Company continues to sell computer hardware and point-of-sale systems.

The following table sets forth selected results of operations for the fiscal years ended December 31, 1997, 1996 and 1995, which are derived from the audited financial statements of the Company.

                           For the Years Ended December 31,
               -------------------------------------------------------------

                      1997               1996                    1995
               --------------------  ------------------- -------------------
                 Amount        %        Amount      %      Amount        %
               ------------  ------  -----------  ------  ----------  ------
Revenues        $ 9,022,842  100.0%  $ 9,507,370  100.0% $11,590,224 100.0%

Expenses:
  Direct Cost
    of sales      2,211,956   24.5%    2,570,840   27.0%    3,616,687  31.2%
  Salaries &
    benefits      6,174,503   68.4%    5,167,571   54.4%    5,673,034  49.0%
  Selling,
   general &
   administrative 2,708,351   30.0%    2,007,999   21.1%    1,588,655  13.7%
  Interest
   expense, net      73,581    0.8%      219,089    2.3%      149,042   1.3%
  Depreciation &
   amortization     827,396    9.2%      591,205    6.2%      511,494   4.4%
               ------------  -----  ------------  -----   -----------  -----
     Total
      expenses   11,995,787  132.9%   10,556,704  111.0%   11,538,912  99.5%
               ------------  ------ ------------  ------  -----------  -----
  Income (loss)
   before income
   taxes       $(2,972,945) (32.9%) $(1,049,334) (11.0)%  $    51,312   0.4%
               ===========  ======   ==========  =======  ===========  =====

Results of Operations

REVENUES. 1997 revenues decreased by $484,528 (5 percent) to $9,022,842 from total revenues of $9,507,370 in 1996. Revenues in 1996 decreased by $2,082,854 (18 percent) from total revenues of $11,590,224 in 1995. The decrease in gross revenues for 1997 was due to an overall decrease of $566,461 (11 percent) in consulting fees, a decrease of $865,699 (87 percent) in solutions and license sales, and a decrease of $120,284 (4 percent) in sales of hardware and software for 1997. These decreases of $1,552,444 were offset by increases in recurring revenues, customer support fees, and commissions for
1997.   Recurring revenue for 1997, consisting of fees earned
for viaLink services, ijob operations, web-site hosting, and certain other items, increased $816,527 (439 percent). The Company earned commissions on referrals for certain hardware sales for 1997 of $175,860, whereas no commissions were earned in 1996. Customer support revenues increased $75,529 (19 percent) for 1997 over 1996.

The $2,082,854 (18 percent) decrease in gross revenues from 1995 to 1996 was principally due to overall decreases of $1,098,084 (28 percent) in hardware sales, $674,193 (40 percent) in solutions and licenses sales, and $526,151 (9 percent) in consulting fees. The decreases were offset by an increase of $215,574 (59 percent) in recurring revenues and customer support fees.

Hardware and product sales. Hardware and product sales decreased $120,284 (4 percent) from revenues of $2,784,380 in 1996 to revenues of $2,664,096 in 1997. The decrease was generally due to one client purchasing directly from the vendor in the early part of the year, lower overall hardware requirements and point-of-sale equipment roll-out schedules of the Company's current client base, plus a changing focus by the Company to higher margin revenue streams. The direct purchases by one client, however, created earned commissions of $175,860, which were not present in 1996. These commissions more than offset the gross margin decrease on hardware sales in 1997. Hardware and product sales in 1996 decreased $1,098,084 (28 percent) compared to sales of $3,882,464 in 1995. The decrease in hardware sales revenue was the result of the completion of two large point-of-sale hardware installations in 1995, while orders and installations by customers were generally lower in 1996.

Solutions. Solutions and licenses revenues, which consists of sales of the Company's proprietary software products, decreased $865,699 (87 percent) in 1997 to $131,800, compared to $997,499 in 1996. A single sale of the Company's RSA product totaling approximately $898,000 was made in 1996, whereas RSA and CHAINLINK sales in 1997 totaled only $131,800. Solutions revenue decreased $674,193 (40 percent) from $1,671,692 in 1995, when the Company made its first significant sale of RSA for approximately $1.3 million.

Consulting fees.  Consulting fees earned during 1997 totaled
$4,576,234, a decrease of $566,461 (11 percent) from consulting revenues of $5,142,695 in 1996. The decrease was due, in part, to the conclusion of the revenue stream from several large consulting projects in the first and second quarters of 1997 that were not completely replaced with consulting revenue from new sales until the fourth quarter of 1997. The decrease was also a result of the transition and changing of focus to recurring revenue streams, viaLink and ijob, which moved personnel from the consulting area to these recurring revenue areas. Beginning in the fourth quarter of 1997 the Company refocused more resources than in the previous quarters on the consulting and systems integration area, aggressively pursuing new clients and projects. As a result of these efforts, consulting fees from the third quarter of 1997 to the fourth quarter of 1997 increased $643,300 (78 percent) from $827,506 in the third quarter to $1,470,806 in the fourth quarter. The
Company will continue to place a strong focus on the consulting area of the business throughout 1998. Consulting fees for 1996 decreased $526,151 (9 percent) from 1995 consulting fees of $5,668,846. The 1996 decrease was primarily a result of an overall lower level of consulting and systems integration work having been performed by the Company for its customers and due to an increase in utilization of consulting personnel and programmers for internal research and development of viaLink.

Customer support. Customer support revenues increased $75,529 (19 percent) to $472,325 for 1997 from $396,796 for 1996.
Customer support revenues for 1996 increased $29,754 (8 percent) over 1995 revenues of $367,222. These increases were due to additional contracts obtained in both 1997 and 1996 and higher levels of billings for hours in excess of the standard contract levels in both years.

Network services and applications. Network services and applications represented a new recurring revenue stream for the Company commencing in late 1996, that continued to grow and develop in 1997. Revenues from the Company's network services and network based computer applications in 1997 were $1,002,527, an increase of $816,527 (439 percent) over the initial 1996 revenues of $186,000. The 1997 total includes revenues from ijob, Inc. of $567,841, which commenced operations in 1997. The remaining revenues of $434,686 were derived from web-site maintenance and hosting fees and viaLink services fees. The viaLink subscriber list for both retailers and suppliers has grown from 20 in January 1997 to 95 at March 23, 1998, representing more than 4,500 stores. The Company has and will continue to make significant expenditures for investment in and development of these services in order to shift the Company's focus from only single consulting projects to recurring network service revenues with expected higher profit margins and increasing revenue. The Company believes the investments made in 1997 will provide further growth in recurring revenue in 1998; however, there can be no such assurance.

DIRECT COST OF SALES. Direct cost of sales, which consists of purchased hardware and certain software for resale, and costs associated with the Company's proprietary software products, decreased $358,884 (14 percent) to $2,211,956 for 1997 from
$2,570,840 for 1996. The decrease in cost of sales is generally in line with the decrease in revenues from product and hardware sales and solutions and license sales for the year. Direct cost of sales in 1996 also decreased by $1,045,847 (29 percent), from $3,616,687 in 1995. This decrease in direct cost of sales was attributable to the decrease sales in hardware and software during 1996.

SALARIES AND BENEFITS. Total employee costs of salaries, wages, taxes and related benefits, and contract labor expenses totaled $6,174,503 for 1997 compared to $5,167,571 for 1996, an increase of $1,006,932 (19 percent). These costs for 1995 totaled $5,673,034, a decrease of $505,463 (9 percent) from 1995 to
1996.

During 1997, the Company utilized contract programmers for client engagements to a greater extent than in 1996, which during such year virtually no contract programmers were utilized. In addition, late in the first quarter of 1997, a contract sales executive was hired to promote sales in the solutions business area of the Company. Contract labor expenses totaled $488,710 for 1997 compared to a total of $84,696 for 1996, an increase of $404,014 (477 percent). The start-up costs and expenses of ijob, Inc. during 1997 included $134,984 of such contract labor expenses, which were not present anytime in 1996. Certain of the ijob, Inc. contract labor expenses were converted to salaried employees after June 30, 1997. Contract labor expenses in 1996 decreased from $416,286 in 1995 by $331,590 (80 percent). In 1995 temporary programmers were hired to meet the demand and workload.

Direct payroll costs of salaries and wages increased $677,059 (14 percent) from $4,880,030 in 1996 to $5,557,089 in 1997. The increases were due to increased employed personnel for the Company, increasing from 105 employees at the end of 1996 to 115 employees at the end of 1997, and also the addition of new staff and personnel in ijob, Inc. during the year to a total of 21 at the end of 1997. In 1996, total salaries and wages costs actually decreased by $45,112 (1 percent), from a total salaries and wages costs of $4,925,142 in 1995. The Company's total employment base remained relatively constant at 105 staff throughout 1996.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses (SG&A) increased a total of $700,352 (35 percent) to $2,708,351 for 1997, compared to $2,007,999 for
1996. Over half (54 percent), or $377,299 of this increase is due to the start-up costs and ongoing operations of ijob, Inc. throughout 1997. SG&A in 1996 increased by $419,344 (26 percent) compared to $1,588,655 in 1995.

Other than the operations of ijob, Inc., SG&A increased $323,053 (16 percent) in 1997 when comparing the operations for the Company to 1996, when no ijob Inc. operations were present. Recruiting and staffing costs decreased $44,751 (45 percent) from $99,483 in 1996 to $54,732 in 1997, due to reduced requirements for new employee relocations in 1997 compared to 1996 and 1995. Recruiting and staffing expenses totaled $90,825 in 1995, only a small increase of $8,658 (9 percent) to $99,483 in 1996.

Travel expenses for 1997 of $406,937 increased $26,736 (7 percent) from $380,201 in 1996. The increase for 1997 was primarily attributable to the travel expenses incurred by three full-time viaLink sales representatives that the Company began hiring in February of 1997, and by travel expenses associated with sales and marketing activities of the ijob product. Travel expenses for 1996 increased $9,039 (2 percent) from $371,162 in 1995.

Occupancy expenses, including rent expense, utilities, equipment rentals and leases, and insurance increased a total of $118,633 (25 percent) to $599,300 in 1997 from $480,667 in 1996. ijob,
Inc. accounted for $52,330 (44 percent) of this increase, with the start-up of two satellite offices and ongoing operations. The remainder of the increase, $66,303, was primarily due to increased expenses for an equipment lease to provide new equipment for staff growth and production and development equipment for the continued development of viaLink. Occupancy costs increased by $142,315 (42 percent) over $338,352 in 1995, as a result of the Companies relocation to its new leased office facilities, which was completed in January of 1996, and due to the leasing of additional equipment for the development, production and implementation of viaLink.

Telecommunications expense increased $106,040 (68 percent) from $154,975 for 1996 to $261,015 in 1997. ijob, Inc. accounted for
$51,738 (49 percent) of this increase, with expenses for telecommunications requirements for the Internet, Interactive Voice Response systems, and the telecommunications needs at the two satellite offices of ijob, Inc. The remaining increases were due to the expansion of the Company's communication systems for viaLink and web-site hosting services and greater long distance usage due to the increased sales and marketing activities of the Company. Telecommunications expense increased $47,792 (45 percent) during 1996 compared to $107,183 in 1995, primarily due to the relocation to the Company's new facilities in 1996 that allowed for increased telecommunications capabilities.

Advertising and promotion expenses of $217,319 for 1997 compared to $69,967 in 1996, increased $147,352 (211 percent). ijob,
Inc. accounted for $54,451 (37 percent) of this increase for ijob advertising and marketing activities, and the balance of the increase, $92,901, was due to increased sales and marketing promotion activities of viaLink. During 1997, the Company intensified its marketing and sales activities of viaLink, including travel, long distance, and advertising and promotion. The Company anticipates that advertising and promotion expenses will continue to be at higher levels than in prior years due to the increased efforts associated with marketing of viaLink and ijob, and with the addition of a Vice President of Sales and Marketing in January 1998. Expected revenues from viaLink and ijob due to higher levels of selling and marketing expenses may not occur until late 1998 or may not occur at all, depending upon market acceptance. Advertising expense in 1996 increased $20,046 (40 percent) over 1995 balances of $49,921 due to initial marketing associated with viaLink in 1996.

Professional fees increased $254,477 (104 percent) to $498,689 in 1997 compared to $244,212 in 1996. Of the total increase, ijob, Inc. accounted for $137,985 (54 percent) of the increase, which was used for legal and consultant fees in the development and start-up of the ijob subsidiary. The remaining increase of $116,492 relates to legal fees, accounting fees, and the use of professional consultants for the continued marketing and further development of the Company's viaLink Item Catalog Service and newly introduced CSP MARKETLink. These projects are part of the recurring revenue business area, as the Company continues to shift its focus from only single consulting projects to recurring network service revenues with expected higher profit margins on growing revenue streams. Professional fees in 1995 totaled $266,986, an increase of $22,774 (9 percent) over 1996 fees.

INTEREST EXPENSE. Net interest expense decreased $145,508 (66 percent) to $73,581 for 1997 from $219,089 for 1996. The decrease was generally due to the repayment of outstanding bank debt in the fourth quarter of 1996, which was used largely to finance the development of viaLink, RSA and CHAINLINK during the preceding two years. Proceeds of the Company's initial public offering in November 1996 were utilized to pay off the bank debt. During the second, third and fourth quarter of 1997, certain borrowings were made under the Company's bank line-of-credit, which had an outstanding balance of $490,000 at December 31, 1997. Interest expense increased $70,047 (47 percent) in 1996 from $149,042 in 1995. Average total outstanding debt, including shareholder loans, during 1997, 1996 and 1995 was $910,772, $2,277,000 and $1,392,000, respectively.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense totaled $827,396 for 1997 compared to $591,205 for 1996, an increase of $236,191 (40 percent). The increase was due to capital asset expenditures made during 1997 and 1996 totaling $332,987 and $625,893, respectively, and capitalized software development costs of $752,158 and $655,248, respectively. Of the total capitalized costs in 1997, $104,044 of the costs were associated with the development of ijob. Furthermore, the Company commenced amortization of software development costs associated with the viaLink Item Catalog Service system placed in service in January 1997. Depreciation and amortization for 1996 increased $79,711 (16 percent) from a total of $511,494 in 1995, generally due to the expenditure during 1995 on fixed assets and software development costs of $376,541 and $650,158, respectively.

TAX BENEFIT. The Company recorded a tax benefit of $1,112,127 related to the pre-tax loss of $2,972,945 for the year ended December 31, 1997 and a tax benefit of $366,925 related to the pre-tax loss of $1,049,334 for the year ended December 31, 1996. Such tax benefits were the results of net operating loss carryforwards of $4,500,000 which, if not utilized, will expire in 2011 and 2012. The cumulative net deferred tax asset at December 31, 1997 is $1,049,440. Management believes realization of such deferred tax benefit is more likely than not based upon expected future taxable income and therefore a valuation allowance has not been provided.

Recently Issued Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued a Statement of Financial Standards No. 130, "Reporting Comprehensive Income", the objective of which is to report and disclose a measure of all changes in equity of a company that result from transactions and other economic events of the period other than transactions with owners. The impact of adopting SFAS 130, which is effective for the Company in 1998, is not considered to be material.

In June 1997, the Financial Accounting Standards Board issued a Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information", which establishes standards for reporting information about operating segments in annual and interim financial statements issued to the shareholders. This Statement also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company plans to adopt this Statement in 1998.

Readiness for Year 2000 Issues

In 1997, the Company initiated a complete risk evaluation and assessment study to determine the preparedness level of the Company, customers, vendors, and other service providers for the Year 2000 and the subsequent impact on the Company. The review will be completed in 1998 and based upon the results of the review, ongoing Year 2000-impact analysis and risk assessment will continue as management deems appropriate. The Company expects to incur internal staff costs as well as consulting and other expenses related to the risk evaluation and assessment project. Although cost estimates for the project are not yet available, management does not anticipate that the remaining costs associated with assuring that its internal systems will be Year 2000 compliant will be material to its business, operations or financial condition.

Liquidity and Capital Resources

As of December 31, 1997, the Company had cash and cash equivalents of $80,769, and a working capital deficit of $331,366, with a working capital ratio of 0.83 to 1. As of December 31, 1997, the Company had extended its working capital line-of-credit facility with a bank of $500,000 to June 30, 1998. During the first quarter of 1998, the Company completed a new credit facility with a commercial lender that replaced and increased the working capital line with the bank. Under the new credit facility the Company may borrow up to $1,000,000. The facility is collateralized by accounts receivable and all tangible assets of the Company and is guaranteed by three principal officers of the Company. The note is due July 15, 1999. As of December 31, 1997, the Company had borrowed
$490,000 under the former facility with the bank, and as of March 23, 1998 had borrowed $569,030 under the new facility with the commercial lender, which was partially used to pay off the bank facility. In addition, during the first quarter of 1998 the Company obtained a credit facility including, a $1,000,000 large sale financing option with IBM Credit Corp., whereby the Company may finance directly with IBM Credit Corp. large sales of hardware or software. As of March 23, 1998, there were no sales financed under the financing arrangement with IBM Credit Corp. Prior to the Company's initial public offering in November 1996, the Company financed its operations and growth through internally generated cash flows and borrowings.

During 1997, net cash decreased a total of $1,740,245. This decrease was caused primarily by the loss for the year of $1,860,818 and cash used in investing activities for expenditures of capital and software development, offset by the collection of accounts receivable, other receivables, and bank borrowings. Net cash increased during 1996 by $1,802,515, the majority of which was due to the proceeds from the initial public offering in 1996.

The Company used cash in operating activities of $743,026 during 1997 compared to net cash flow used in 1996 of $90,635. Accounts receivable decreased a net $672,515 during 1997 due to decreased revenues for the year and an aggressive collection effort by the Company of its accounts receivable during the fourth quarter. Accounts payable and accrued liabilities increased a net of $428,512 during 1997.

During 1997, the Company expended cash for investing activities of $332,987 in various fixed assets, hardware and software and $752,158 for software development costs of its proprietary software products, compared to total expenditures of $625,893 and $655,248, respectively, for the same items in the year ended December 31, 1996.

During the year December 31, 1997, $87,926 was provided by financing activities, which was mainly provided by net borrowings under the bank line-of-credit facility of $490,000. The borrowings were offset by payments on the Company's capital lease obligations, payment of a shareholder loan and a decrease in the book overdraft.

The Company anticipates that its operations and growth strategy will be financed through cash and cash equivalents, accounts receivable, operating cash flows generated from the Company's focus on its consulting services engagements, capital lease sources, the new line-of-credit facility of $1,000,000, and the financing arrangement with IBM Credit Corp. The Company believes that these sources of funds will be sufficient to satisfy the Company's operating and capital requirements for at least twelve months. There may be circumstances, however, that would accelerate the Company's use of such financing sources. If this occurs, the Company may, from time to time, incur indebtedness or issue, in public or private transactions, equity or debt securities. There can be no assurance that the Company will be able to obtain requisite financing when needed on acceptable terms.

At December 31, 1997, pursuant to ten separate three-year
promissory notes, Robert L. Barcum, Robert N. Baker and Russell
L. Reinhardt, shareholders and executive officers of the
Company, had aggregate outstanding loans to the Company of
$443,455 (the "Shareholders' Loans"). The proceeds of the
Shareholders' Loans were utilized to fund operating costs and development of the Company's viaLink network subscription
services and RSA  software application. The Shareholders' Loans bear interest at rates of 8.5 percent to 11.5 percent per annum, and mature commencing March 8, 1999 through December 21, 2001.
In addition, on October 15, 1996, the Company issued a promissory note to David B. North, a shareholder and executive officer of the
Company, in redemption of 22,500 shares of Common Stock of the
Company issued to Mr. North in connection with the merger of
VCRI, in the principal amount of $39,375, bearing interest at the rate of 10 percent per annum, with a maturity date of
November 15, 1997.  This note has been extended to November 15,
2000.   See "Item 12. Certain Relationships and Related
Transactions."

Management's Plans for Improved Operations

The Company operated in 1997 without the services of its Vice President of Sales and Marketing who left the Company in late 1996. In January, 1998, Mr. Larry R. Davenport joined the Company as Vice President of Sales and Marketing. With his extensive experience, the Company expects to improve its sales effort in 1998. Also the Company has entered into negotiations with a large retail software company, whereby the Company will serve as the preferred supplier of hardware to their customers and may obtain consulting engagements to install their software. Substantial hardware sales and consulting revenues are expected from such arrangement in 1998. In addition, in the first quarter of 1998 the Company obtained a $1,000,000 credit facility to replace its existing bank facility. Further, in support of the potential hardware sales discussed above, the Company obtained a large sale financing facility of $1,000,000 with IBM Credit Corp., whereby the Company may finance directly with IBM Credit Corp. large sales of hardware or software. There can be no assurance that increased revenues and a return to profitability will result from the above events.


Item 7.  Financial Statements

The financial statements are included beginning at page F-2.
See page F-1 for the Index to the Financial Statements.

Item 8.  Changes In and Disagreements With Accountants on
Accounting and Financial Disclosure

None





                            PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons

Set forth below is certain information with respect to each executive officer and director of the Company. Directors are generally elected at the annual shareholders' meeting and hold office until the annual shareholders' meeting three years following their election and until their successors are elected and qualify. Executive officers are elected by the Board of Directors and serve at its discretion. The Bylaws of the Company provide that its Board of Directors shall consist of not less than three or more than fifteen. As of the December 31, 1997, the Board of Directors of the Company consisted of four members, and as of March 23, 1998, the Board of Directors of the Company consisted of five members.



            Name           Age            Position
  -----------------------  ---   -------------------------------
  Robert L. Barcum(1)(4)     49    President, Chief Executive
                                   Officer and Chairman of the
                                   Board

  Robert N. Baker(1)(4)      46    Vice President-Network
                                   Services, Secretary and
                                   Director

  Russell L. Reinhardt(6)    51    Vice President and Director



  David B. North             41    Vice President-Consulting
                                   Services, Assistant Secretary

  John M. Duck               55    Vice President, Treasurer,
                                   Chief Financial Officer

  Larry R. Davenport         47    Vice President-Marketing and
                                   Sales

  Lewis B. Kilbourne,
  Ph.D.   (2)(3)(6)          51    Director

  Jimmy M. Wright (2)(3)(5)  44    Director

  ------------------

(1)  Member of Stock Option Committee of the Applied
     Intelligence Group, Inc. 1995 Stock Option Plan.  See "Stock
     Option  Plan,"  below.
(2)  Member of the Audit Committee
(3)  Member of the Compensation Committee
(4)  A Class II Director, whose term expires in 1998.
(5)  A Class III Director, whose term expires in 1999.
(6)  A Class I Director, whose term expires in 2000.

Background Information of Executive Officers and Directors

The following is a brief description of the business background of the executive officers and directors of the Company:

Robert L. Barcum, as a cofounder, has served as a director and as an executive officer of the Company since its formation in 1985 and currently serves as Chairman of the Board, President and Chief Executive Officer. Mr. Barcum is responsible for developing the Company's national retail practice, including product and services planning, marketing and business alliances.
Mr. Barcum has more than 25 years of experience in management information systems for retail organizations. He is active in the National Retail Federation. Since 1991 he has served as an outside director of Duckwall-ALCO Stores, Inc., a publicly-held retailer and a Company customer. Since 1993, he has served as an outside director of Commercial Distributing Inc., a distributor of automotive products in the automobile after-market and also a Company customer. Since 1995, he has served on the Business Advisory Council of Oklahoma Christian University of Science and Arts (formerly Oklahoma Christian College), and since 1996 has served as a member of the Advisory Board of Kent State
University.

Robert N. Baker, as a cofounder, has served as a director and Vice President of the Company since its formation in 1985 and currently serves as Vice President-Network Services and Corporate Secretary. Mr. Baker is responsible for developing the viaLink services as well as managing the Network Services business area. Mr. Baker has over 20 years of experience in management, technical support and systems development within the retail industry. He graduated magna cum laude from Oklahoma Christian University of Science and Arts with a Bachelor of Science in Mathematics.

Russell L. Reinhardt has served as a director, Vice President and Secretary since joining the Company in 1986 and currently services as a director and Vice President. Mr. Reinhardt is responsible for large account management and assists on product development. Mr. Reinhardt has 20 years experience with the IBM Corporation during which time he held a range of staff and management positions. Mr. Reinhardt is a graduate of the University of Michigan with a B.S.E. in Science Engineering.

David B. North has served as Vice President since joining the Company in 1985 and currently serves as Vice President-Consulting Services and Assistant Secretary. Mr. North is the Company's chief computer scientist, manages the Retail and Store Systems Consulting business area, and serves as a system designer and technical consultant. Mr. North was an instructor of computer science at the University of Oklahoma for two years and also an instructor, systems analyst and program developer at
Oklahoma Christian University of Science and Arts.   Mr. North
is a graduate of Oklahoma Christian University of Science and Arts with a Bachelor of Science in Chemistry. He was awarded a Masters of Science in Computer Science from the University of Oklahoma and has completed further graduate studies in Artificial Intelligence at the University of Oklahoma.

John M. Duck joined the Company as Director of Finance and Administration in 1991 and currently serves as Vice President, Treasurer and Chief Financial Officer. Mr. Duck is responsible for all financial and tax reporting and compliance as well as for overall direction of the Finance Department of the Company. Prior to joining the Company, Mr. Duck served as Chief Financial Officer of Griffin Entities, Inc. as well as Mr. Rooter Corporation. Mr. Duck currently serves on the Board of Directors of the Edmond Chamber of Commerce and is a member of the Oklahoma County Workforce Development Board. Mr. Duck is a certified public accountant and holds a Bachelor of Science in Economics from Oklahoma City University.

Larry R. Davenport has served as Vice President of Sales and Marketing since joining the Company in January 1998. Mr. Davenport is responsible for all aspects of sales and marketing activities of the Company. Mr. Davenport is a seasoned veteran with over 17 years of managerial experience in sales and marketing. He previously held the position of Director of Sales and Marketing with Inacom Information Systems of Atlanta and was Vice President of Sales and Marketing at SDS, Inc. in Atlanta. He also played an integral sales and marketing role at Coin Financial Systems, Inc. and Automatic Data Processing. Mr. Davenport has received over 30 industry awards for outstanding performance and contributions. Mr. Davenport attended Central State University (Oklahoma) with a major in Business Administration/Marketing.

Lewis B. "Bucky" Kilbourne, Ph.D. has served as director since December 1997. Dr. Kilbourne has 20 years of financial experience in the retail, restaurant, and banking business. Dr. Kilbourne is a Professor of Finance and Economics at Oklahoma City University and former Chief Financial Officer of Sonic Corporation. Dr. Kilbourne is also President of Kilbourne and Associates, Inc., a management consulting firm located in Oklahoma City that works with regional firms experiencing earnings and cash flow problems in the retail and restaurant industry. Dr. Kilbourne has a BA from Louisiana State University and a MA and Ph.D. from the University of Pennsylvania.

Jimmy M. Wright has served as director since February 1998. Mr. Wright recently retired as Vice President of Distribution for Wal*Mart Stores and has been actively involved in Logistics for more than 25 years. During his 13 year tenure at Wal*Mart, he was involved in all facets of strategic planning including supply chain management, personnel, site selection, and building design. Mr. Wright has served as an invited advisor to the Defense Logistics Agency and has been a multi-year participant in the U.S. Army's Wise Person summits which advise the Deputy Chief of Staff Logistics on strategic logistics issues and trends. Mr. Wright is currently with Diversified Retail Solutions, LLC. Mr. Wright received his BBA from the University of Texas Permain Basin.

Board of Directors

Pursuant to the terms of the Company's Certificate of Incorporation, the directors are divided into three classes. Class I Directors hold office initially for a term expiring at the annual meeting of shareholders to be held in 2000, Class II Directors hold office initially for a term expiring at the annual meeting of shareholders to be held in 1998, and Class III Directors hold office initially for a term expiring at the annual meeting of shareholders to be held in 1999. Each director will hold office for the term to which he or she is elected and until his or her successor is duly elected and qualified. Mr. Barcum and Baker are serving as Class II Directors under terms expiring in 1998, Mr. Wright is serving as a Class III Director under a term expiring in 1999, and Mr. Reinhardt and Dr. Kilbourne are serving as a Class I Directors under terms expiring in 2000. At each annual meeting of the shareholders of the Company, the successor or successors to a member of the class of directors whose term expires at such meeting will be elected to hold office for a term expiring at the annual meeting of shareholders held in the third year following the year of his election.

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

Item 10.  Executive Compensation

The directors of the Company who are employees of the Company do not receive any compensation in their capacity as directors of the Company. The following table sets forth the total cash compensation of the President and each named executive officer that during 1997, 1996 and 1995 received compensation in excess of $100,000 during 1997.


                 Director and Executive Officer Compensation

                                       Annual Compensation(1)
                                      ------------------------
 Name and Principal Position          Year   Salary(2)   Bonus
----------------------------------    ----   ---------  ------

  Robert L. Barcum(3)                  1997   $169,716   $  --
    President and Chief Executive      1996    169,150   $  --
    Officer                            1995    170,710   $  --

  Robert N. Baker(3)                   1997    169,940   $  --
    Vice President-Network Services,   1996    169,159   $  --
    Secretary                          1995    170,389   $  --

  Russell L. Reinhardt(3)              1997    171,774   $  --
    Vice President                     1996    171,840   $  --
                                       1995    171,256   $  --

  David B. North                       1997    125,817   $  --
    Vice President-                    1996    116,248   $  --
    Consulting Services, Assistant     1995    109,194   $  --
    Secretary

____________
(1)The named executive officer received additional non-cash compensation, perquisites and other personal benefits; however, the aggregate amount and value thereof did not exceed 10 percent of the total annual salary and bonus paid to and accrued for the named executive officer during the year.

(2)Dollar value of base salary (both cash and non-cash) earned during the year.

(3)During  each of the years 1997, 1996 and 1995, Robert  L.
   Barcum, Robert N. Baker and Russell L. Reinhardt each were paid the same annual base salary of $175,127, The differences in the amounts presented above are due to different levels of participation of each individual in the Section 125 Cafeteria Plan offered by the Company to all employees on a nondiscriminatory basis.

Stock Option Plan

The Company established the Applied Intelligence Group, Inc.
1995 Stock Option Plan (the "Stock Option Plan" or the "Plan") in March 1995, and amended the Plan on April 29, 1996. The Plan provides for the issuance of incentive stock options ("ISO
Options") and non-incentive stock options ("NSO Options") to key management, directors, key professional employees and key professional non-employee service providers of the Company. The number of shares of Common Stock authorized and reserved for issuance under the Plan is 300,000. Under the Plan, as of December 31, 1997, options to purchase a total of 173,078 shares of Common Stock at prices ranging from $.63 to $3.88, with a weighted average exercise price of $2.71 per share, were outstanding, of which 112,328 were exercisable at an average exercise price of $2.08.

The Stock Option Committee, which is currently comprised of Ms. Kay H. Titchenal and Mr. Barcum and Baker, administers and interpret the Plan and has authority to grant options to all eligible participants and determine the types of options granted, the terms, restrictions and conditions of the options at the time of grant.

The option price of the Common Stock is determined by the Stock
Option Committee. The option price of NSO Options may not be less than 75 percent of the fair market value of the shares on the grant date of the option. In the case of an ISO Option, the option price may not be less than the fair market value of the Common Stock on the date of the grant of the ISO Option. The fair market value of a share of the Common Stock is determined by the Stock Option Committee. Upon the exercise of an option, the option price must be paid in full, in cash, Common Stock (at the fair market value thereof) or a combination thereof. For a period of two years ending November 21, 1998, the Company has agreed with Barron Chase Securities, Inc., the underwriter of the Company's initial public offering not to grant more than 25,000 NSO Options having an option price of less than fair market value of the shares on the date of grant of the option, without written consent of the Underwriter.

Options are exercisable during employment and for a period of three months after the participant ceases to be an employee, a director, or non-employee service provider of the Company; however, in the event of death or disability of the participant, the ISO Options are exercisable for a period of one year following death or disability. In any event, options may not be exercised beyond the expiration date of the option. NSO Options may be granted to key management employees, directors, key professional employees or key professional non-employee service providers of the Company, while ISO Options may only be granted to key management or key professional non-employee service providers of the Company. No option may be granted after February 28, 2005. Options are not transferable except by will or by the laws of descent and distribution.

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

Non-Qualified Stock Option Plan

On February 9, 1998, the Board of Directors of the Company adopted the 1998 Non-Qualified Stock Option Plan (the "Non-Qualified Stock Plan" or "Plan"), to attract, retain and motivate directors, executive officers, key employees and independent contractors of the Company and its subsidiaries by way of granting non-qualified stock options with stock appreciation rights attached. The Non-Qualified Stock Plan authorizes and reserves up to 300,000 shares of Common Stock for issuance and options under the Plan. The option price shall not be less than 85 percent of the fair market value of the Common Stock on the date of grant. All options pursuant to the Plan expire after ten years from the date of grant. The Board of Directors has the discretion to fix the period and the time at which any options granted under the Plan may be exercised.

As of March 23, 1998, the Company has issued 87,500 stock options to two outside directors and one independent contractor, with exercise dates from December 31, 1998 through December 31, 2000, at an exercise price of $3.125 per share, as long as the individuals continue to serve the Company.

Stock Grant Plan

On February 10, 1998, the Board of Directors of the Company adopted the 1998 Stock Grant Plan (the "Stock Grant Plan" or "Plan") to attract, retain and motivate consultants, independent contractors and key employees of the Company and its subsidiaries by way of granting shares of stock in the Company. The Stock Grant Plan authorizes and reserves up to 150,000 shares of Common Stock of the Company for issuance under the Plan. Shares of Common Stock received pursuant to the Stock Grant Plan restrict the sale, transfer or other disposal of said shares for a period of one year. As of March 23, 1998, no shares of Common Stock had been issued under the Stock Grant Plan.

Employee Stock Purchase Plan

The Company established the Applied Intelligence Group, Inc. Employee Stock Purchase Plan (the "Employee Stock Purchase Plan" or "Plan" in April 1997, and it was approved by the shareholders at the Annual Meeting of Shareholders on June 3, 1997. The
Employee Stock Purchase Plan provides the opportunity for employees to purchase the Company's Stock through payroll deductions, to encourage participation in the ownership and economic progress of the Company. The number of shares of Common Stock authorized and reserved for issuance under the Plan is 100,000 shares. As of December 31, 1997, 2,565 shares of
Common Stock have been purchased at an average price of $2.92 by employees of the Company.

The Plan provides for the granting of stock options to eligible employees of the Company. It is intended that the Plan and the stock options granted under the Plan will meet the qualification requirements set forth in the Internal Revenue Code of 1986, as amended (the "Code"). The Plan is administered by the Board of Directors or a committee appointed by and serving at the pleasure of the Board of Directors, consisting of not less than two members of the Board of Directors. The Board or committee administers and interprets the Plan and has the authority to establish, adopt or revise rules and regulations with respect to the Plan. The interpretation of the Plan by the Board or the committee is final, binding, and conclusive on all employees and participants.

All full-time employees (i.e., whose customary employment is 20 hours or more per week and more than five months in any calendar year), who have been continuously employed more than six months will be eligible to participate in the Plan by entering into an option agreement to purchase shares of Common Stock of the Company. Provided, however, the employees who own or would own five percent or more of the Company's Common Stock, including shares owned by family members and indirectly through a corporation, partnership or trust, immediately after the options are granted in accordance with the option agreement after giving effect to and assuming exercise of such options and any other stock options held by the employee-participant, are not eligible to participate in the Plan.

The total number of shares of Common Stock authorized and reserved for issuance under the Plan is 100,000. The number of shares of Common Stock is subject to appropriate adjustment in the event of any merger, consolidation, recapitalization, reclassification, stock dividend, stock split or similar transaction. Plan participants may contribute up to $20 per pay period into their account to purchase whole shares of the Common Stock of the Company at pre-determined calendar quarter grant dates or exercise dates. The option price will be 85 percent of the per share fair market value on the granting date or the exercise date, whichever is the lesser, of the purchase period. During each quarterly purchase period, a participant will not be permitted to purchase more than 50 shares of Common Stock. Any remaining balance in the Participants' accounts after the purchase of shares during a quarterly purchase period will be carried over to the next quarterly purchase period and exercise date.

The stock options may not be assigned, encumbered or otherwise transferred by the participants, except by will or under laws of inheritance.

The Plan will remain in force until March 31, 2002. The Board of Directors may amend the Plan in any respect consistent with Sections 421 and 423 of the Code, except that, without approval of the stockholders, no amendment shall (i) increase the maximum number of shares of Common Stock reserved under the Plan other than in connection with a merger, consolidation, recapitalization, reclassification, stock split, combination of shares, stock dividend or (ii) make the Plan available to any person who is not an employee of the Company.

Other Stock Options

In connnection with the transaction with Vantage Capital Resources, Inc., (see Item 12. Certain Relationships and Related Transactions-Vantage Capital Resources, Inc.) the Company issued 360,000 stock options at an exercise price of $5.00 per share. Furthermore, in connection with the transaction with ijob, Inc. (see Item 1. Business-ijob, Inc.) the Company issued 50,000 stock options at an exercise price of $3.50 per share. As of December 31, 1997, under all stock options granted by the Company, options to purchase a total of 583,078 shares of Common Stock ranging in price from $.63 to $5.00, with a weighted average exercise price of $4.19 per share were outstanding, of which, 522,328 were exercisable at a weighted average exercise price of $4.23.

Profit Sharing Plan

In 1987, the Company adopted the Applied Intelligence Group, Inc. Profit Sharing Plan (the "Profit Sharing Plan"). The Profit Sharing Plan covers all employees of the Company who have completed at least one year of service with the Company as of the enrollment date under the Profit Sharing Plan. The Company may make an annual contribution to the Profit Sharing Plan on behalf of employees which, if made, begins to vest for each employee's account after the employee has completed two years of service with the Company. Thereafter, each employee's account vests ratably as to 20 percent of the employee's account following each subsequent year of completed service with the Company. Vested contributions will normally be distributed to an employee upon (i) the employee's retirement, (ii) the employee's death or disability, (iii) the termination of the employee's employment with the Company or (iv) the termination of the Profit Sharing Plan. The Company did not make any contributions to the Profit Sharing Plan for the fiscal years ended December 31, 1995, 1996 and 1997.

In 1995, the Company amended the Profit Sharing Plan to include a 401(k) deferred compensation feature, whereby eligible participants may elect to defer up to 15 percent of their salaries, not to exceed the annual statutory limits, pursuant to a voluntary salary reduction agreement. The Company may determine matching levels of contributions from time to time, at the discretion of the administrative committee. No matching contributions were made by the Company during 1995, 1996 and 1997. All employee contributions under the 401(k) feature are fully vested at all times.

Keyman Life Insurance

The Company maintains keyman policies insuring the lives of Mr.
Barcum, Baker and Reinhardt for $1,250,000, $1,250,000 and
$820,000, respectively, the proceeds of which are payable to the Company.

Item 11.  Security Ownership of Certain Beneficial Owners and
Management

The following table presents certain information as to the beneficial ownership of the Common Stock of the Company as of March 23, 1998, of (i) each person who is known by the Company to own beneficially more than five percent of the outstanding Common Stock, (ii) each director of the Company, (iii) each executive officer named in the Summary Compensation Table and
(iv) all current executive officers and directors as a group, together with their percentage holdings of the outstanding shares. All persons listed have sole voting and investment power with respect to their shares unless otherwise indicated, and there is no family relationship between the executive officers and directors of the Company.

                                    Shares        Percent of
Name (and Address)                Beneficially   Outstanding
of Beneficial Owner                 Owned          Shares
________________________________  ____________   ___________

 Robert L. Barcum(1)                  554,616       20.3%
 Robert N. Baker(1)                   554,529       20.3%
 Russell L. Reinhardt(1)              316,081       11.6%
 David B. North(1)                     89,861        3.3%
 Executive Officers
   and Directors as a
   group (five persons) (2)         1,520,143       55.7%


----------
(1)The business address of the named person is 13800 Benson
   Road, Edmond, Oklahoma 73013-6417.

(2)The number of shares and percent include 5,056 shares of Common Stock issuable pursuant to stock options held and exercisable by an executive officer of the Company.

Item 12.  Certain Relationships and Related Transactions

Vantage Capital Resources, Inc.

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

In connection with the organization of VCRI, each of Mr. Simonelli and Howell were issued 180,000 shares of VCRI Common Stock for $.001 per share. Prior to the Merger, VCRI had not engaged in any operations other than the negotiation of the Merger and the offering of its Common Stock pursuant to a private placement offering. Upon consummation of the Merger, each of Mr. Simonelli and Howell, as well as the other shareholders of VCRI, exchanged their shares of VCRI Common Stock, on a one-for-one basis, for the Company's Common Stock. Furthermore, upon closing of the Merger, Mr. Simonelli and Howell entered into three-year employment agreements with the Company and were elected to the Board of Directors and appointed executive officers of the Company. In connection with the Merger and the transactions related thereto, an independent determination of fairness and reasonableness of the terms of the transactions was not obtained; however, the transactions were negotiated on an arm's-length basis by the respective parties (which included all of the shareholders of the Company) and are believed by respective parties and management of the Company to have been fair.

In connection with the Company's application with The Nasdaq Stock Market, Inc. ("Nasdaq") for listing of the Common Stock and Warrants on the Nasdaq SmallCap Market, the staff of Nasdaq raised investor protection concerns regarding (i) the 360,000 shares of Common Stock received by Mr. Simonelli and Howell in consummation of the Merger and their employment with the Company pursuant to certain three-year employment agreements, and (ii) the VCRI Private Placement of the VCRI Common Stock at $1.75 per share followed by the exchange of such shares for the Common Stock of the Company. In addition, the staff of Nasdaq orally expressed concerns regarding the purchase of the shares of VCRI Common Stock by Mr. North and Stepp. Initially the staff of Nasdaq denied listing of the Company's securities on the Nasdaq SmallCap Market, and the Company appealed the staff's decision to the Nasdaq appeal panel (the "Panel"). In an effort to alleviate the concerns of the staff of Nasdaq and obtain the listing on appeal, the Company, pursuant to agreements with Mr. Simonelli and Howell, North and Stepp completed the transactions described below, including the redemption of the shares of Common Stock received by Mr. North and Stepp in consummation of the Merger. However, the Panel in its written appeal decision of October 28, 1996, did not require such redemption.

Pursuant to an Exchange Agreement dated October 14, 1996 (the "Exchange Agreement"), each of Mr. Simonelli and Howell exchanged 180,000 shares of Common Stock for stock options exercisable on or after November 30, 1998 and on or before November 30, 2001 for the purchase of 180,000 shares of Common Stock for $5.00 per share. The stock options and the Common Stock or other securities issuable under the stock options may not be offered for sale except in compliance with the applicable provisions of the Securities Act of 1933, as amended. The Company has agreed that if it files with the Securities and Exchange Commission a posteffective amendment to the registration statement, a new registration statement, or similar offering document, Mr. Simonelli and Howell (or other holders of the stock options) shall have the right through December 31, 2001, to include in such registration statement or offering statement the Common Stock or other securities issuable upon exercise of the stock options at no expense to Mr. Simonelli and Howell. In addition, pursuant to the Exchange Agreement, Mr. Simonelli and Howell resigned as executive officers and directors of the Company, and their employment agreements were terminated effective April 1, 1996, without any payment of or continuing right to receive compensation under such employment agreements.

Although not required pursuant to the Panel's written appeal decision, on October 14, 1996, the Company redeemed the shares of Common Stock issued to James R. Stepp, a former executive officer of the Company, in exchange for the 1,000 shares of VCRI Common Stock that he purchased in connection with the VCRI Private Placement Offering, for $1.75 per share and for an aggregate amount of $1,750. Also, on October 15, 1996, the Company redeemed the shares of Common Stock issued to David B. North in exchange for the 22,500 shares of VCRI Common Stock that he purchased in connection with the VCRI Private Placement Offering for $1.75 per share for an aggregate amount of $39,375. In redemption of the shares, the Company issued to Mr. North a promissory note in the principal amount of $39,375, bearing interest at the rate of 10 percent per annum (payable at maturity), with a maturity date of November 15, 1997. This note has been extended to November 15, 2000. Management of the Company believes that the terms of the promissory note were at least as favorable as could be obtained from unaffiliated third-party lenders. These redemptions were completed based solely in reliance upon the oral concerns expressed by the Nasdaq staff and were completed in anticipation that the Panel's appeal decision would require such redemptions. The Company does not intend to redeem any of the remaining outstanding shares of Common Stock of the Company issued to the shareholders of VCRI in consummation of the Merger.

Notes Payable to Shareholders

Pursuant to ten separate promissory notes, Robert L. Barcum, Robert N. Baker and Russell L. Reinhardt have loaned to the
Company, in the aggregate,  $443,455 (the "Shareholders'
Loans"). The Shareholders' Loans are each evidenced by a promissory note, bearing interest at rates of 8.5 percent to
11.5 percent per annum, with maturity dates commencing March 18, 1999 through December 21, 2001. In addition, on October 15, 1996, the Company issued a promissory note to David B. North, a shareholder and executive officer of the Company, in redemption of 22,500 shares of Common Stock of the Company issued to Mr. North in connection with the merger of VCRI, in the principal amount of $39,375, bearing interest at the rate of 10 percent per annum, with a maturity date of November 15, 1997. This note has been extended to November 15, 2000. With respect to the Shareholders' Loans, the interest paid or accrued for payment to each of Robert L.
Barcum, Robert N. Baker, Russell L. Reinhardt, and David B.
North was $13,288, $14,045, $15,202, and $3,938, respectively, for 1997 and $13,055, $13,900, $16,600 and $820, respectively, for
1996. Management of the Company believes that the terms of the Shareholders' Loans were at least as favorable as could be obtained from unaffiliated third-party lenders.

The Company has adopted policies that any loans to officers, directors and five percent or more shareholders ("affiliates") and any future transactions between the Company and any affiliates will be subject to approval by a majority of the disinterested independent directors of the Company and will be on terms no less favorable than could be obtained from unaffiliated parties. As of March 23, 1998, the Board of Directors is comprised of five members, two of whom are independent directors.

Item 13.  Exhibits and Reports on Form 8-K

(a) The following documents are filed or incorporated by reference as part of this Report:


Exhibit
Number   Description
------- -------------------------------------------------------------------

2.1    The Agreement and Plan of Merger among Registrant,
       Vantage Capital Resources, Inc., John Simonelli, Larry
       E. Howell, Robert L. Barcum, Robert N. Baker, and David
       B. North, dated May 8, 1996*

2.2    Asset Purchase Agreement, ijob, Inc., dated June 12, 1997

3.1    Registrant's Certificate of Incorporation*

3.2    Registrant's Bylaws*

4.1    Form of Certificate of Common Stock of Registrant*

4.3    Form of Warrant Agreement between Liberty Bank & Trust
       Company of Oklahoma City, Oklahoma, N.A.*

4.4    Form of Certificate of Redeemable Common Stock Purchase
       Warrant*

4.5    Stock Option Agreement between John Simonelli and
       Registrant, dated October 15, 1996*

4.6    Stock Option Agreement between Larry A. Howell and
       Registrant, dated October 15, 1996*

4.7    Applied Intelligence Group, Inc. 1998 Non-Qualified
       Stock Option Plan**

4.8    Applied Intelligence Group, Inc. 1998 Stock Grant Plan**

4.9    Stock Option Agreement between David C. Mitchell and
       Registrant, dated June 12, 1997

4.10   Stock Warrant Agreement between Ron Beasley and
       Registrant, dated June 12, 1997

10.1 Lease between Oklahoma Christian Investment Corporation and Registrant, dated October 3, 1994*

10.41  Arrangement Letter Agreement with Dollar General
       Corporation and Registrant, dated January 30, 1997*

10.43  Arrangement Letter Agreement with Fox Photo, Inc. and
       Registrant, dated December 21, 1997

10.44  Employment Agreement between David C. Mitchell and
       Registrant with an effective date of June 1, 1997

21.1   Subsidiaries of Registrant

24.4   Consent of Coopers and Lybrand, L.L.P.

27.1   Financial Data Schedule


* Incorporated by reference to Exhibit of same number of the Registrant's Registration Statement on Form SB-2 (Registration No. 333-5038-D) as filed with the Central Regional Office of the Commission.

** Incorporated by reference to Exhibit filed with Registrant's S-8 Registration Statement as filed with the Commission on March 9, 1998.

(b) No reports on Form 8-K were filed on behalf of the Registrant during the fourth quarter ended December 31, 1997.





                           SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Edmond, Oklahoma, on this 30th day of March, 1998.

                              APPLIED INTELLIGENCE GROUP, INC.
                              BY:  /s/ ROBERT L. BARCUM
                              ----------------------------------
                                       Robert L. Barcum
                                         President

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     SIGNATURES                      TITLE                   DATE
---------------------------     --------------------     --------------

/s/  ROBERT L. BARCUM           President, Chief         March 30, 1998
------------------------        Executive Officer,
Robert L. Barcum                and Chairman of the
                                Board of Directors

/s/ ROBERT N. BAKER             Vice President and       March 30, 1998
------------------------        Director
Robert N. Baker

/s/ RUSSELL L. REINHARDT        Vice President and       March 30, 1998
------------------------        Director
Russell L. Reinhardt

/s/  DAVID B. NORTH             Vice President           March 30, 1998
------------------------
David B. North

/s/  LARRY R. DAVENPORT         Vice President           March 30, 1998
------------------------
Larry R. Davenport

/s/ JOHN M. DUCK                Vice President and       March 30, 1998
-----------------------         Chief Financial Officer
John M. Duck

/s/  LEWIS B. KILBOURNE         Director                 March 30, 1998
-----------------------
Lewis B. Kilbourne

/s/  JIMMY M. WRIGHT            Director                 March 30, 1998
------------------------
Jimmy M. Wright









Item 7.  Financial Statements


                 INDEX TO FINANCIAL INFORMATION

                                                                Page
                                                                ----


     Report of Independent Accountants                           F-2

     Consolidated Balance Sheets as of December 31, 1997
        and 1996                                                 F-3

     Consolidated Statements of Operations for the Years Ended
         December 31, 1997, 1996 and 1995                        F-4

     Consolidated Statements of Stockholders' Equity for the
          Years Ended December 31, 1997, 1996 and 1995           F-5

     Consolidated Statements of Cash Flows for the Years Ended
         December 31, 1997, 1996 and 1995                        F-6

     Notes to Consolidated Financial Statements                  F-7




                REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors
Applied Intelligence Group, Inc.

We have audited the accompanying consolidated balance sheets of Applied Intelligence Group, Inc. as of December 31, 1997 and 1996 and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Applied Intelligence Group, Inc. as of December 31, 1997 and 1996 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

                                        COOPERS & LYBRAND L.L.P.

Oklahoma City, Oklahoma
March 23, 1998






                 APPLIED INTELLIGENCE GROUP, INC.
                   CONSOLIDATED BALANCE SHEETS
                   December 31, 1997 and 1996

<CAPTION


                   ASSETS                    1997          1996
                                          ----------    ----------
Current assets:
  Cash and cash equivalents               $   80,769     $1,821,014
  Accounts receivable - trade, net of
    allowance for doubtful accounts of
    $1,724 in 1997 and $5,631 in 1996      1,337,322      2,009,837
  Other receivables                           44,893        314,874
  Inventory                                    8,707         28,159
  Current portion of deferred tax asset       44,502           -
  Prepaid expenses                            51,634         76,264
                                          ----------     ----------
      Total current assets                 1,567,827      4,250,148

Furniture, equipment and leasehold
  improvements, net                        1,462,575      1,632,147
Software development costs, net            1,735,420      1,308,099
Deferred tax asset, net                    1,004,938           -
Other assets                                  33,393        117,141
                                          ----------     ----------
      Total assets                        $5,804,153     $7,307,535
                                          ==========     ==========

    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Book overdraft                         $   23,619     $  284,760
  Accounts payable and accrued
  liabilities                             1,507,018      1,078,506
  Deferred revenue                          236,134        332,449
  Current portion of notes payable
    to shareholders                            -           107,375
  Current portion of capital lease
    obligations                             132,422        135,151
                                         ----------     ----------
      Total current liabilities           1,899,193      1,938,241

Capital lease obligations, net
  of current portion                         44,194        176,618
Long-term debt                              490,000           -
Notes payable to shareholders, net
  of current portion                        482,830        389,000
Deferred income taxes                          -            62,687
                                         ----------      ---------
     Total liabilities                    2,916,217      2,566,546

Commitments and contingencies    (Notes 7 and 10)

Stockholders' equity:
  Common stock, $.001 par value;
   30,000,000 shares authorized;
   2,729,509 and 2,726,500 shares
   issued and outstanding at
   December 31, 1997 and 1996, respectively  2,730          2,727
  Additional paid-in capital             4,498,988      4,491,226
  Retained earnings (deficit)           (1,613,782)       247,036
                                        ----------      ---------
      Total stockholders' equity         2,887,936      4,740,989
                                        ----------      ---------
        Total liabilities and
         stockholders' equity           $5,804,153     $7,307,535
                                        ==========     ==========


The accompanying notes are an integral part of these consolidated financial statements.


                      APPLIED INTELLIGENCE GROUP, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
              For the years ended December 31, 1997, 1996 and 1995

                                1997          1996         1995
                            -----------   -----------   -----------

Revenues                    $ 9,022,842   $ 9,507,370   $11,590,224

Expenses:
  Direct cost of sales        2,211,956     2,570,840     3,616,687
  Salaries and benefits       6,174,503     5,167,571     5,673,034
  Selling, general and
    administrative            2,708,351     2,007,999     1,588,655
  Interest expense, net          73,581       219,089       149,042
  Depreciation and
    amortization                827,396       591,205       511,494
                            -----------   -----------   -----------
        Total expenses       11,995,787    10,556,704    11,538,912
                            -----------   -----------   -----------
Income (loss) before
  income taxes               (2,972,945)   (1,049,334)       51,312

Provision (benefit) for
  income taxes               (1,112,127)     (366,925)       42,754
                             ----------    ----------    ----------

Net income (loss)           $(1,860,818)  $  (682,409)   $    8,558
                            ===========   ===========    ==========

Basic and diluted earnings:
  Net income (loss) per
    common share            $      (.68)  $      (.37)   $     .005
                            ===========   ===========    ==========

Weighted average common
  shares outstanding          2,727,438     1,838,522     1,755,628
                            ===========    ==========    ==========





The accompanying notes are an integral part of these consolidated financial statements.



                     APPLIED INTELLIGENCE GROUP, INC.
             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
            For the years ended December 31, 1997, 1996 and 1995


                                          Additional
                        Common Stock       Paid-in      Retained
                      Shares    Amount     Capital      Earnings
                    ---------  -------   -----------   ----------
Balance,
December 31, 1994   1,500,000   $1,500    $   66,484    $ 920,887

Net income               -        -             -           8,558
                    ---------   ------    ----------    ---------
Balance,
December 31, 1995   1,500,000    1,500        66,484      929,445

Vantage Capital
Resources, Inc
Merger.,              610,000      610       394,317          -

Stock redemptions    (383,500)    (383)      (40,742)         -

Initial public
offering            1,000,000    1,000     4,071,167          -

Net loss                 -        -             -         (682,409)
                   ----------    ------    ----------     --------
Balance,
December 31, 1996   2,726,500    2,727     4,491,226       247,036

Exercise of stock
options                   444     -              279          -

Stock issued under
Employee Stock
Purchase Plan           2,565        3         7,483          -

Net loss                 -        -             -      (1,860,818)
                    ---------   ------    ----------   ----------
Balance (Deficit),
December 31, 1997   2,729,509   $2,730    $4,498,988  $(1,613,782)
                    =========   ======    ==========  ===========


The accompanying notes are an integral part of these consolidated financial statements.







                    APPLIED INTELLIGENCE GROUP, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
           For the years ended December 31, 1997, 1996 and 1997

                                         1997          1996         1995
                                     ------------  -----------  ------------
Cash flows from operating activities:
 Net income (loss)                   $(1,860,818)  $(  682,409) $     8,558
Adjustments to reconcile net income
 (loss) to net cash provided by
 operating  activities:
   Depreciation and amortization         827,396       591,205      511,494
   Deferred income tax provision
     (benefit)                        (1,112,127)     (241,730)     158,237
   Loss on disposal of fixed assets         -            5,720           35
   Decrease (increase) in accounts
     receivable                          672,515       363,680     (602,282)
   Decrease (increase) in other
     receivables                         269,981       (95,995)    (143,580)
   Decrease (increase) in inventory       19,452        (5,767)       1,484
   Decrease (increase) in prepaid
     expenses                             24,630        19,974      (75,473)
   Decrease (increase) in other assets    83,748       (68,698)     119,747
   Increase (decrease) in accounts
     payable and accrued liabilities     428,512      (184,601)     308,505
   Increase (decrease) in deferred
     revenue                             (96,315)      207,986       67,143
                                      ----------   -----------  -----------
Net cash provided by (used in)
  operating activities                  (743,026)      (90,635)     353,868
                                      ----------   -----------  -----------

Cash flows from investing activities:
   Capital expenditures                 (332,987)     (625,893)    (376,541)
   Capitalized expenditures for
     software development               (752,158)     (655,248)    (650,158)
                                      ----------   -----------  -----------
Net cash used in investing activities (1,085,145)   (1,281,141)  (1,026,699)
                                      ----------   -----------  -----------

Cash flows from financing activities:
   Increase (decrease) in book
     overdraft                          (261,141)      115,294      169,466
   Payments of wholesale financing plan     -             -      (1,020,126)
   Proceeds from long-term debt        1,270,000     5,609,000    2,435,000
   Proceeds from shareholder notes         6,455        39,375       76,000
   Proceeds from exercise of stock
     options                                 279         -             -
   Proceeds from employee stock
     purchase plan                         7,486         -             -
   Proceeds from sale of stock              -        4,425,969         -
   Payments of capital lease
     obligations                        (135,153)     (111,347)     (24,610)
   Payment of shareholder note           (20,000)        -             -
   Payments on long-term debt           (780,000)   (6,904,000)  (1,140,000)
                                      ----------   -----------  -----------

Net cash provided by financing
   activities                             87,926     3,174,291      495,730
                                      ----------   -----------  -----------

Net increase (decrease) in cash       (1,740,245)    1,802,515     (177,101)

Cash and cash equivalents at
  beginning of period                  1,821,014        18,499      195,600
                                      ----------   -----------  -----------
Cash and cash equivalents at
  end of period                       $   80,769   $ 1,821,014  $    18,499
                                      ==========   ===========  ===========

Supplemental disclosures of
cash flow information:

   Cash paid for interest             $  123,778   $   251,967  $   138,575
                                      ==========   ===========  ===========
   Cash paid for income taxes,
     net of cash received for
     income taxes                     $  114,852   $   (10,000) $   127,871
                                      ==========   ===========   ==========
Supplemental disclosures of noncash
investing and financing activities:

   Capital lease obligation incurred  $    -       $   205,938  $   241,788
                                      ==========   ===========  ===========

The accompanying notes are an integral part of these consolidated financial statements.




                APPLIED INTELLIGENCE GROUP, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     General Description of Business.   Applied Intelligence
     Group, Inc. ("the Company") provides a diversified range of management consulting and computer system integration
     services, along with providing network services and network based computer applications.  All services are focused
     primarily on the retail and wholesale distribution
     industries. Through the Company's wholly-owned subsidiary, ijob, Inc., the Company also provides a comprehensive automated human
     resource recruiting, testing, and screening process
     utilizing the technologies of the Internet and interactive voice response.

     The Company's clients and customers range from small, rapidly growing companies to large corporations and are geographically dispersed throughout the United States.

     Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, ijob, Inc., which was formed June
     30, 1997. All material intercompany balances and transactions have been eliminated.

     Use of Estimates.   The preparation of financial statements
     in conformity with generally accepted accounting principles requires the use of management's estimates and assumptions in determining the carrying values of certain assets and
     liabilities and disclosure of contingent assets and
     liabilities at the date of the financial statements and the reported amounts for certain revenues and expenses during
     the reporting period.  Actual results could differ from
     those estimates.

     Cash and Cash Equivalents.   For purposes of the statement
     of cash flows, the Company considers all highly liquid
     investments with a maturity of three months or less at the time of purchase to be cash equivalents.

     Risks from Concentrations.   Financial instruments which
     potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and accounts receivable.  The Company places its temporary cash investments with high credit quality financial institutions.
     Concentrations of credit risk with respect to accounts
     receivable are limited due to the size of customers and
     their dispersion across different regions.  The Company does not believe a material risk of loss exists with respect to its financial position due to concentrations of credit risk.

     The Company's revenues are in part dependent on large license fees and systems integration contracts from a limited number of customers. In 1997 and 1996, three customers individually accounted for 20, 13, and 10 percent and 17, 14, and 10 percent of the Company's total revenues, respectively. In 1997 and 1996, approximately 57 percent of the Company's total revenues were attributable to five clients. It is anticipated that the Company's revenue derived from current and future large clients will continue to represent a significant portion of its total revenues.
     The loss of, or reduced demand for products or related services from, any of the Company's major clients could have a material adverse effect on the Company's business and results of operations.

     Furniture, equipment and leasehold improvements.
     Furniture, equipment and leasehold improvements are stated at cost. Expenditures for repairs and maintenance are charged to expense as incurred. Upon disposition, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is reflected in operations for the period. The Company depreciates furniture and equipment using the straight-line method over their estimated useful lives ranging from 5 to 10 years.
     Leasehold improvements are amortized over the lease term using the straight-line method.

     Revenue Recognition.   The Company recognizes revenues as
     the services are provided.  Revenues collected in advance
     are deferred and recognized as earned. Revenues for fixed-
     price contracts are recognized using the percentage of
     completion method. Accounts receivable include unbilled
     amounts of $193,355 and $534,756 at December 31, 1997 and
     1996, respectively.

     Direct Cost of Sales.   Direct Cost of sales represents the
     cost of hardware and certain point-of-sale software acquired for resale, including royalty payments required for sale of the Company's proprietary software products.

     Earnings per Share.   The Company presents basic and diluted
     earnings per share ("EPS") as required under Statement of
     Accounting Standard No. 128, "Earnings Per Share," ("SFAS
     128"), which was adopted in fiscal year 1997.  Securities
     that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS because to do so would have been antidilutive include common stock options and warrants outstanding at December 31, 1997 and
     1996 of 583,078 and 435,208, respectively.

     Income Taxes.   The Company accounts for income taxes under
     the liability method.  Accordingly, deferred taxes are
     determined based on the difference between the financial
     statement and tax bases of assets and liabilities using the enacted tax rate in effect in the years in which the
     differences are expected to reverse.  Deferred tax expense represents the change in the net deferred tax liability
     balance.

     Costs of Product Development.   The Company incurred costs
     and expenses of approximately $1,875,000, $1,204,000, and
     $1,060,000 for product development in 1997, 1996, and 1995, respectively.  A substantial portion of these costs relates to development of a network subscription service that the
     Company made available to subscribers in January of 1997.
     Certain of these costs are capitalized as Software
     Development Costs (See Note 4).

     Recently Issued Accounting Pronouncements.   In June 1997,
     the Financial Accounting Standards Board issued a Statement of Financial Standards No. 130, "Reporting Comprehensive
     Income", the objective of which is to report and disclose a measure of all changes in equity of a company that result
     from transactions and other economic events of the period
     other than transactions with owners.  The impact of adopting
     SFAS 130, which is effective for the Company in 1998, is not considered to be material.

     In June 1997, the Financial Accounting Standards Board issued a Statement of Financial Accounting Standards No.
     131, "Disclosure about Segments of an Enterprise and Related
     Information", which establishes standards for reporting information about operating segments in annual and interim financial statements issued to the shareholders. This
     Statement also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company plans to adopt this Statement in 1998.

     Reclassifications.   Certain reclassifications of prior year
     balances have been made to conform to the current year
     presentation.


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

3.   FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS:

     Furniture, equipment and leasehold improvements at December
     31, 1997 and 1996 consists of the following:


                                                     1997        1996
                                                 ----------- -----------
     Furniture and fixtures                      $   482,818 $   461,203
     Computer equipment                            2,029,864   1,788,312
     Computer software                               657,498     595,730
     Leasehold improvements                           55,779      47,727
                                                  ----------- ----------
                                                   3,225,959   2,892,972

     Less:  accumulated depreciation
        and amortization                          (1,763,384) (1,260,825)
                                                 -----------  ----------
     Furniture, equipment and leasehold
        improvements, net                        $ 1,462,575 $ 1,632,147
                                                 =========== ===========


     Included in furniture and fixtures in 1997 and 1996 was $125,886 of assets under a capital lease. Included in computer equipment in 1997 and 1996 was $321,840 of assets under capital leases. The accumulated depreciation for all assets under capital leases at December 31, 1997 and 1996 was $195,177 and $105,636, respectively.

4.   SOFTWARE DEVELOPMENT COSTS:

     The Company capitalizes certain costs, including interest, that are directly related to the development of software.
     In accordance with Statement of Financial Accounting Standards No. 86, capitalization of costs begins when technological feasibility has been established and ends when the product is available for customers. Capitalized software development costs are amortized using the straight-line method over the estimated useful life of five years. Amortization of capitalized software costs for December 31, 1997, 1996, and 1995 was $324,837, $176,756 and $193,246,
     respectively. Accumulated amortization at December 31, 1997 and 1996 was $841,826 and $516,989, respectively.

     The Company continually assesses whether the unamortized capitalized cost of software development is impaired. This assessment is based on the future cashflows expected to be generated by the related product. If an impairment is determined, the amount of such impairment is calculated based on the estimated net realizable value of the related asset. During 1996, the Company wrote-off $294,000 of fully amortized capitalized software development costs. No write offs were made in 1997.

     Total interest costs for the year ended December 31, 1997, 1996, and 1995 were $116,183, $291,089 and $171,106, respectively, of which $54,423 and $22,064, were capitalized in 1996 and 1995, respectively. No interest was capitalized in 1997.

5.   LONG-TERM DEBT:

     On July 19, 1995, the Company entered into a revolving credit agreement (the "Agreement") with a bank whereby the Company could borrow, under two separate notes, up to the lesser of $3,000,000 or the borrowing base as defined in the agreement. Pursuant to the terms of the revolving credit agreement, upon successful completion of the Company's initial public offering, the working capital note of $800,000 was paid in full on November 27, 1996, and in October, 1997, and December 1997, the terms of the remaining note were renegotiated to a credit line of $500,000. Interest on the note was prime plus 0.5% at December 31, 1997, which was 9%.

     During the first quarter of 1998, the Company completed a new credit facility with a commercial lender that replaced the revolving credit agreement with the bank. Under the new credit facility the Company may borrow up to $1,000,000; however, amounts borrowed are limited to 75% of the Company's accounts receivables as defined by the new facility. The facility is collateralized by accounts receivable and all tangible assets of the Company and is guaranteed by three principal officers of the Company. The promissory note under this agreement is due July 15, 1999. As of December 31, 1997, the Company had borrowed $490,000 under the former facility with the bank, and as of March 23, 1998 had borrowed $569,030 under the new facility with the commercial lender, which was partially used to pay off the bank facility. The amounts borrowed at December 31, 1997 are classified as long-term in conjunction with the terms of the new facility. The interest rate on the new facility is prime plus 3%. In addition, during the first quarter of 1998 the Company obtained a credit facility including a large sale financing option with IBM Credit Corp., whereby the Company may finance directly with IBM Credit Corp. large sales of hardware or software. As of March 23, 1998 no borrowings had been made under this facility.

6.   NOTES PAYABLE TO SHAREHOLDERS:

     Notes payable to shareholders, who are also executive officers of the Company, at December 31, 1997 and 1996, consist of the following:

                                                 1997      1996
                                                -------   -------
    8.50% notes payable to shareholders, due
       at maturity on March 8, 1999            $ 60,000  $ 60,000

     11.50% note payable to shareholder, due
       at maturity on April 5, 1999              55,000      -

     11.50% note payable to shareholder, due
       at maturity on April 21, 1999             77,000      -

     8.50% notes payable to shareholders, due
       at maturity on January 3, 2000            20,000    40,000

     10.00% note payable to shareholder, due
       at maturity on July 28, 200               30,800    28,000

     10.00% note payable to shareholder, due
       at maturity on November 15, 2000          39,375    39,375

     10.00% note payable to shareholder, due
       at maturity on January 5, 1998              -       55,000

     8.50% note payable to shareholder, due
       at maturity on April 1, 2001              46,655    43,000


     10.00% notes payable to shareholders,due
       at maturity on December 21, 2001         154,000   231,000
                                               --------  --------

                                                482,830   496,375

     Less current portion                          -      107,375
                                               --------  --------

                                               $482,830  $389,000
                                              =========  ========

     Interest expense for 1997 and 1996 related to the notes payable to shareholders was $46,473 and $44,375, respectively.

     Combined aggregate maturities of long-term debt and notes payable to shareholders are as follows at December 31, 1997:

        1998                                   $   -
        1999                                    682,000
        2000                                     90,175
        2001                                    200,655
                                               --------
                                               $972,830
                                               ========

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

     On October 14, 1996, the Company redeemed 1,000 shares of common stock issued to a former executive officer in consummation of the merger of VCRI with the Company, for $1.75 per share for an aggregate amount of $1,750. On October 15, 1996, the Company redeemed 22,500 shares of common stock that was also issued to an executive office and director in consummation of the merger of VCRI with the Company, for $1.75 per share for an aggregate amount of $39,375. In redemption of the shares, the Company issued a promissory note in the principal amount of $39,375, bearing interest at the rate of 10 percent per annum (payable at maturity), with a maturity date of November 15, 1997. This note has been extended to November 15, 2000

     Pursuant to an Exchange Agreement dated October 15, 1996, two former executive officers and directors exchanged 360,000 shares of common stock, which were issued in consummation of the merger of VCRI with the Company for stock options, exercisable on November 20, 1998, to purchase 360,000 shares of common stock for $5.00 per share on or before November 30, 2001. The Company has agreed that if it files a registration statement or an amendment to a registration statement under the Securities Act of 1933 with the United State Securities and Exchange Commission, the holders of the stock options have the right through December 31, 2001, to include in such registration statement the stock options and or the common stock or other securities issuable upon exercise of the stock options at no expense to the holders of the stock options. In addition, the executive officers and directors resigned as executive officers and directors of the Company, and their employment agreements were terminated effective June 12, 1996, without any payment of or continuing right to receive compensation under such employment agreement.

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

     The Company established the Applied Intelligence Group, Inc. Employee Stock Purchase Plan (the "Employee Stock Purchase Plan" or "Plan") in April 1997, which was approved by the shareholders at the Annual Meeting of Shareholders on June 3, 1997. The Employee Stock Purchase Plan provides the opportunity for employees to purchase the Company's Stock through payroll deductions, to encourage participation in the ownership and economic progress of the Company. Plan participants may contribute up to $20 per pay period into their account to purchase whole shares of the Common Stock of the Company at pre-determined calendar quarter grant dates or exercise dates. The price will be 85 percent of the per share fair market value on the granting date or the exercise date, whichever is the lesser, of the purchase period. The number of shares of Common Stock authorized and reserved for issuance under the Plan is 100,000 shares. As of December 31, 1997, 2,565 shares of Common Stock have been purchased by Employees of the Company, and are included in the total outstanding shares as of December 31, 1997.

8.   STOCK OPTION PLAN:

     In 1995, the Company created the 1995 Stock Option Plan (the "Plan"). The Plan provides for incentive stock options and non-incentive stock options to key management, directors, key professional employees or key professional non-employee service providers of the Company. In April 1996, the Company amended the Plan to authorize and reserve up to 300,000 shares of Common Stock for issuance of options under the Plan.

     The Plan permits the issuance of qualified and nonqualified stock options. The Company issued 360,000 options not pursuant to the Plan (see Note 7), which become exercisable after 2 years and expire after 5 years from the original grant date. The exercise price for all options granted to date was based on the fair market value on the date of the grant.

     Activity pertaining to the options is as follows:

                                             Number of  Weighted Average
                                               Shares    Exercise Price
                                             ---------  ----------------
     Outstanding at January 1,  1995            -            $   -

                Granted                      45,513            0.63
                Exercised                       -                -
                Canceled                        -                -
                                             ------
     Outstanding at December 31, 1995        45,513            0.63

                Granted                     396,238            4.69
                Exercised                      -                -
                Canceled                     (6,543)           0.80
                                            -------
     Outstanding at December 31, 1996       435,208            4.32

                Granted                     167,500            3.76
                Exercised                      (444)           0.63
                Canceled                    (19,186)           3.31
                                            -------
    Outstanding at December 31, 1997        583,078           $4.19

                                            =======


                              Outstanding Options
                    ------------------------------------------------
                                 Weighted Average     Weighted
                    Number of        Remaining         Average
    Exercise Price   Shares       Contractual Life  Exercise Price
    --------------  ---------    -----------------  ---------------
    $0.63 - $1.80     70,578          8 years             $1.02
    $3.50 - $5.00    512,500          7 years             $4.63

     The Company applies APB Opinion 25 in accounting for its stock options issued pursuant to the Plan. Accordingly, based on the nature of the Company's grants of options, no compensation cost has been recognized in 1997, 1996 and 1995. Had compensation been determined on the basis of fair value pursuant to FASB Statement No. 123, net income (loss) and net income (loss) per share would not have been materially impacted.

     On February 9, 1998, the Board of Directors of the Company adopted the 1998 Non-Qualified Stock Option Plan (the "Non-Qualified Stock Plan" or "Plan"), to attract, retain and motivate directors, executive officers, key employees and independent contractors of the Company and its subsidiaries by way of granting non-qualified stock options with stock appreciation rights attached. The Non-Qualified Stock Plan authorizes and reserves up to 300,000 shares of Common Stock for issuance and options under the Plan. The option price shall not be less than 85 percent of the fair market value of the Common Stock on the date of grant. All options pursuant to the Plan expire after ten years from the date of grant. The Board of Directors has the discretion to fix the period and the time at which any options granted under the Plan may be exercised.

     As of March 23, 1998, the Company has issued 87,500 stock options to two outside Directors and one independent contractor, with exercise dates from December 31, 1998 through December 31, 2000, at an exercise price of $3.125 per share, as long as the individuals continue to serve the Company.

     On February 10, 1998, the Board of Directors of the Company adopted the 1998 Stock Grant Plan (the "Stock Grant Plan" or "Plan") to attract, retain and motivate consultants, independent contractors and key employees of the Company and its subsidiaries by way of granting shares of stock in the Company.

     The Stock Grant Plan authorizes and reserves up to 150,000 shares of Common Stock of the Company for issuance under the Plan. Shares of Common Stock received pursuant to the Stock Grant Plan restrict the sale, transfer or other disposal of said shares for a period of one year. As of March 23, 1998, no shares of Common Stock had been issued under the Stock Grant Plan.

9.   INCOME TAXES:

     The components of the provision (benefit) for income taxes for the years ended December 31, 1997, 1996 and 1995 are as follows:

                                       1997        1996       1995
                                  ------------  ---------   ---------
    Current                       $     -       $(125,195)  $(115,483)
    Deferred                       (1,112,127)   (241,730)    158,237
                                  -----------   ---------   ---------
    Provision (benefit) for
     income taxes                 $(1,112,127)  $(366,925) $   42,754
                                  ===========   =========  ==========

     The difference in federal income taxes at the statutory rate and the provision for income taxes for the years ended
     December 31, 1997, 1996, and 1995 are as follows:

                                        1997        1996        1995
                                    -----------   ---------    -------
     Income tax expense (benefit)
       at federal statutory rate    $(1,010,801)  $(356,773)   $17,446
     State income taxes                (118,918)    (41,973)     2,052
     Nondeductible expenses               9,320       6,071     15,960
     Revision of prior year estimate       -         14,273       -
     Other                                8,272      11,477      7,296
                                    -----------   ---------    -------
     Provision (benefit) for
       income taxes                 $(1,112,127)  $(366,925)   $42,754
                                    ===========   =========    =======

     Deferred tax assets (liabilities) are comprised of the following:

                                                 December 31,
                                            ---------------------
                                                1997       1996
                                            ----------  ---------
     Deferred tax assets:
       Allowance for doubtful accounts      $      655  $   2,140
       Compensated absences                     43,847     40,977
       Tax carryforwards                        24,969     22,929
       Net operating loss carryforward       1,730,999    452,613
                                            ----------  ---------
                                             1,800,470    518,659

     Deferred tax liabilities:
       Intangible assets                      (659,460)  (497,078)
       Depreciation and amortization
                                               (91,570)   (84,268)
                                            ----------  ---------
     Net deferred tax asset (liability)     $1,049,440  $ (62,687)
                                            ==========  =========

     Management believes realization of the cumulative net deferred tax asset at December 31, 1997 is more likely than not based upon expected future taxable income and therefore a valuation allowance has not been provided.

     At December 31, 1997, the Company had net operating loss ("NOL") carryforwards for Federal and State purposes of approximately $4,500,000 and $4,900,000, respectively, and other carryforwards of approximately $66,000. The Federal and State NOL carryforwards expire as follows: $1,100,000 and $1,500,000, respectively, in 2011 and $3,400,000 for both in 2012.


10.  LEASES:

     The Company leases its office and storage space under operating leases. The terms range from month-to-month up to ten years and include options to renew. The Company also leases office equipment under various noncancelable lease agreements. Total rental expense in 1997, 1996 and 1995 for all leases was $455,369, $333,225 and $210,962, respectively.

     Future minimum lease payments under noncancelable leases at December 31, 1997 follows:

                                              Capital   Operating
                                               Leases     Leases
                                              -------- ----------
     1998                                     $146,130 $  456,656
     1999                                       46,020    441,386
     2000                                         -       402,158
     2001                                         -       332,211
     2002                                         -       330,000
     Thereafter                                   -     1,026,000
                                              --------  ---------

     Future minimum lease payments             192,150 $2,988,411
                                                       ==========
     Less amount representing interest          15,534
                                              --------
     Present value of minimum lease payments  $176,616
                                              ========

11. RETIREMENT PLAN:

    The Company has a profit sharing plan ("the Plan") for certain eligible employees who have attained the age of 18 and completed one year of service. Under the Plan, employer contributions are made at management's discretion.
    Participants may contribute up to 6% of earnings as eligible contributions and up to 15% of earnings in total for any Plan year. The Company's discretionary matching percentage is equal to each participant's share of total eligible contributions for a year. The Company made no contributions in 1997, 1996, and 1995.


12.  FAIR VALUE OF FINANCIAL INSTRUMENTS:

     The carrying values of financial instruments included in long-term debt approximate their fair values due to the nature and terms of the instruments involved.


13.  MANAGEMENT'S PLANS FOR IMPROVED OPERATIONS

     The Company operated in 1997 without the services of its Vice President of Sales and Marketing who left the Company in late 1996. In January, 1998, Mr. Larry R. Davenport joined the Company as Vice President of Sales and Marketing. With his extensive experience, the Company expects to improve its sales effort in 1998. In addition, the Company has entered into negotiaions with a large retail software company, whereby the Company will serves as the preferred supplier of hardware to their customers and may obtain consulting engagements to install their software. Substantial hardware sales and consulting revenues are expected from such arrangement in 1998. In addition, in the first quarter of 1998 the Company obtained a $1,000,0000 credit facility to replace its existing bank facility. Further, in support of the potential hardware sales discussed above, the Company obtained a large sale financing facility of $1,000,000 with IBM Credit Corp., whereby the Company may finance directly with IBM Credit Corp. large sales of hardware and software. There can be no assurance that increased revenues and a return to profitability will results from the above events.

