Form 10QSB
period 1998-03-31
APPLIED INTELLIGENCE GROUP INC
filed 1998-05-05
CIK 1017137

         UNITED STATES SECURITIES & EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

(Mark One)
[x]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1998

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

     As of May 5, 1998 there were 2,735,575 outstanding shares of Common Stock, par value $.001 per share.


     Transitional Small Business Disclosure Format:      Yes ___  No  X

                APPLIED INTELLIGENCE GROUP, INC.

                           FORM 10-QSB

                        TABLE OF CONTENTS

           PART I - CONSOLIDATED FINANCIAL INFORMATION


                                                                    Page
Item 1.     CONSOLIDATED FINANCIAL STATEMENTS

            Consolidated Balance Sheets (unaudited) as of
            March 31, 1998 and December 31, 1997                      3

            Consolidated Statements of Operations (unaudited)
            for the three months ended March 31, 1998 and 1997        4

            Consolidated Statement of Stockholders' Equity
            (unaudited)for three months ended March 31, 1998          5

            Consolidated Statements of Cash Flows (unaudited)
            for the three months ended March 31, 1998 and 1997        6

            Notes to Consolidated Financial Statements (unaudited)
            - March 31, 1998                                          7


Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS             8


                 PART II - OTHER INFORMATION

Item 1.     LEGAL PROCEEDINGS                                        13

Item 2.     CHANGES IN SECURITIES                                    13

Item 3.     DEFAULTS UPON SENIOR SECURITIES                          13

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY
            HOLDERS                                                  13

Item 5.     OTHER INFORMATION                                        13

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K                         13

Signatures                                                           14


           PART I - CONSOLIDATED FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS
                   APPLIED INTELLIGENCE GROUP, INC.
                     CONSOLIDATED BALANCE SHEETS
                           (Unaudited)


                   ASSETS                              March      December
                                                     31, 1998     31, 1997
                                                    ----------   ----------
Current assets:
     Cash and cash equivalents                      $  116,134   $   80,769
     Accounts receivable-trade, net of allowance
       for doubtful accounts of $1,455 at March
      31, 1998 and $1,724 December 31, 1997          1,748,891    1,337,322
     Other receivables                                  44,208       44,893
     Inventory                                          10,532        8,707
     Current portion of deferred tax asset              44,502       44,502
     Prepaid expenses                                  131,453       51,634
                                                    ----------   ----------
       Total current assets                          2,095,720    1,567,827

Furniture, equipment and leasehold improvements, net 1,354,457    1,462,575
Software development costs, net                      1,815,060    1,735,420
Deferred tax asset, net                                970,457    1,004,938
Other assets                                            36,893       33,393
                                                    ----------   ----------
       Total assets                                 $6,272,587   $5,804,153
                                                    ==========   ==========

    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Book overdraft                                 $     -      $   23,619
     Accounts payable and accrued liabilities        1,951,116    1,507,018
     Deferred revenue                                  134,840      236,134
     Current portion of capital lease obligations      115,954      132,422
                                                    ----------   ----------
   Total current liabilities                         2,201,910    1,899,193

Capital lease obligations, net of current portion       24,139       44,194
Notes payable to shareholders, net of current portion  482,830      482,830
Long-term debt                                         616,865      490,000
                                                    ----------   ----------
       Total liabilities                             3,325,744    2,916,217

Stockholders' equity:
     Common stock, $.001 par value; 30,000,000 shares
       authorized; 2,730,548 and 2,729,509 shares
       issued and outstanding at March 31, 1998 and
       December 31, 1997, respectively                   2,731        2,730
     Additional paid-in capital                      4,501,636    4,498,988
     Retained earnings (deficit)                    (1,557,524)  (1,613,782)
                                                    ----------   ----------
       Total stockholders' equity                    2,946,843    2,887,936
                                                    ----------   ----------
       Total liabilities and stockholders' equity   $6,272,587   $5,804,153
                                                    ==========   ==========

      The accompanying notes are an integral part of these consolidated financial statements.

                APPLIED INTELLIGENCE GROUP, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)

       For the Three Months Ended March 31, 1998 and 1997


                                                 1998              1997
                                              ----------         ----------
Revenues                                      $3,098,404         $1,836,419

Expenses:
     Direct cost of sales                        377,068            188,495
     Salaries and benefits                     1,787,430          1,374,617
     Selling, general and
        administrative                           558,599            586,890
     Interest expense, net                        36,116              5,565
     Depreciation and amortization               248,452            179,522
                                              ----------         ----------
       Total expenses                          3,007,665          2,335,089
                                              ----------         ----------

Income (loss) before income taxes                 90,739           (498,670)

Provision (benefit) for income taxes              34,481           (189,495)
                                              ----------         ----------
Net income (loss)                             $   56,258         $ (309,175)
                                              ==========         ==========

Basic and diluted earnings:
  Net income (loss) per common share          $     0.02         $    (0.11)
                                              ==========         ==========

Weighted average common shares
   outstanding                                 2,729,521          2,726,944
                                              ==========         ==========



      The accompanying notes are an integral part of these consolidated financial statements.

                APPLIED INTELLIGENCE GROUP, INC.
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                           (Unaudited)

            For the Three Months Ended March 31, 1998


                                                     Additional    Retained
                                  Common Stock        Paid-in      Earnings
                                 Shares    Amount     Capital      (Deficit)
                               ---------   -------   ----------   ----------
Balance (deficit),
  December 31, 1997            2,729,509   $ 2,730   $4,498,988  $(1,613,782)

Stock issued under Employee
  Stock Purchase Plan              1,039         1        2,648         -

Net income                          -         -            -          56,258
                               ---------   -------   ----------   ----------
Balance (deficit),
  March 31, 1998               2,730,548   $ 2,731   $4,501,636  $(1,557,524)
                               =========   =======   ==========  ===========



      The accompanying notes are an integral part of these consolidated financial statements.

                APPLIED INTELLIGENCE GROUP, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

       For the Three Months Ended March 31, 1998 and 1997


                                                   1998           1997
                                                -----------    -----------
Cash flows from operating activities:
   Net income (loss)                             $   56,258   $   (309,175)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
   Depreciation and amortization                    248,452        179,522
   Deferred income tax provision (benefit)           34,481       (189,495)
   Decrease (increase) in accounts receivable      (411,569)       883,275
   Decrease in other receivables                        685         57,441
   Decrease (increase) in inventory                  (1,825)        10,687
   Increase in prepaid expenses                     (79,819)       (85,080)
   Increase in other assets                          (3,500)        (4,986)
   Increase (decrease) in accounts payable and
     accrued liabilities                            444,098       (410,082)
   Decrease in deferred revenue                    (101,294)       (18,425)
                                                 ----------    -----------
Net cash provided by operating activities           185,967        113,682
                                                 ----------    -----------

Cash flows from investing activities:
   Capital expenditures                             (21,771)      (141,652)
   Capitalized expenditures for software
     development                                   (198,202)      (131,064)
                                                 ----------    -----------
Net cash used in investing activities              (219,973)      (272,716)
                                                 ----------    -----------
Cash flows from financing activities:
   Decrease (increase) in book overdraft            (23,619)      (179,624)
   Proceeds from long-term debt                     616,864           -
   Proceeds from exercise of stock options              -              279
   Proceeds from employee stock purchase plan         2,649           -
   Payments of capital lease obligations            (36,523)       (32,215)
   Payments of shareholder loans                       -           (20,000)
   Payments on long-term debt                      (490,000)          -
                                                 ----------    -----------
Net cash provided by (used in) financing
  activities                                         69,371       (231,560)
                                                 ----------    -----------
Net increase (decrease) in cash                      35,365       (390,594)

Cash and cash equivalents at beginning of period     80,769      1,821,014
                                                 ----------    -----------
Cash and cash equivalents at end of period       $  116,134    $ 1,430,420
                                                 ==========    ===========



      The accompanying notes are an integral part of these consolidated financial statements.

                        APPLIED INTELLIGENCE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

                                March 31, 1998


NOTE 1.    DESCRIPTION OF BUSINESS

Applied Intelligence Group, Inc. (the "Company") provides a diversified range of management consulting and computer systems integration services, along with providing network services and network-based computer applications. All services are focused primarily on the retail and wholesale distribution industries. Through the Company's wholly owned subsidiary, ijob, Inc., the Company also provides a human resource recruiting application accessible through either the Internet or by telephone. The Company's clients and customers range from small, rapidly growing companies to large corporations and are geographically disbursed throughout the United States.


NOTE 2.    BASIS OF PRESENTATION

Reference is made to the Company's Annual Report on Form 10-KSB for the year ending December 31, 1997.

The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. These interim unaudited consolidated financial statements should be read in conjunction with the audited financial statements and related notes included in the Company's Annual Report on Form 10-KSB as filed on March 31, 1998.

Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the full year ended December 31, 1998.

Note 3.    RECONCILIATION FOR BASIC AND DILUTIVE EPS

                                      For the Quarter Ended 3/31/98
                                  Income         Shares       Per Share
                                (Numerator)   (Denominator)    Amount
                                -----------   -------------   ---------
Basic EPS
 Income available to
 common shareholders              $56,258       2,729,521        $0.021
                                                                 ======
Effect of Dilutive Securities
  Options                            -             50,144
                                  --------      ---------
Dilutive EPS
  Income available to
  common shareholders
  plus assumed conversions       $56,528        2,779,665        $0.020
                                 =======        =========        ======


Options to purchase 60,000, 102,500 and 50,000 shares of common stock at $5.00, $3.875, and $3.50 per share, respectively, were outstanding during the first quarter of 1998 but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares. The options, which expire on November 30, 2001, March 1, 2007 and June 12,1999, respectively, were still outstanding at the end of the quarter ended March 31, 1998.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Statements of the Company's or management's intentions, beliefs, anticipations, expectations and similar expressions concerning future events contained in this Report constitute "forward-looking statements" as defined in the Private Securities
Litigation Reform Act of 1995 ("Act"). Any forward-looking statements are made by the Company in good faith, pursuant to the safe-harbor provisions of the Act. As with any future event, there can be no assurance that the events described in forward-looking statements made in this Report will occur or that the results of future events will not vary materially from those described in the forward-looking statements. These forward-looking statements reflect management's current views and projections regarding economic conditions, industry environments and Company performance. Important factors that could cause the Company's actual performance and operating results to differ materially from the forward-looking statements include, but are not limited to, changes in the general level of economic activity in the markets served by the Company, introduction of new products or services by competitors, sales performance, expense levels, interest rates, changes in the Company's financial condition, availability of capital sufficient to support the Company's level of activity, delays in implementing further ehancements to the Company's viaLink and ijob services, and the ability of the Company to implement its business strategies.

The Company's expectations with respect to future results of operations that may be embodied in oral and written forward-looking statements, including any forward-looking statements that may be included in this Report, are subject to risks and uncertainties that must be considered when evaluating the likelihood of the Company's realization of such expectations. The Company's actual results could differ materially.

OVERVIEW


The Company is engaged in the business of selling computerized information management systems and providing consulting services to retail companies and the product suppliers of such retailers (i.e., manufacturers, wholesalers and other distributors). The Company is currently organized in two divisions. The Retail and Store Systems Consulting Division provides management consulting, computer system integration support services ("customer support"), and markets software products and applications ("solutions"), including the Company's proprietary software products, RETAIL SERVICE APPLICATIONS (RSA) and CHAINLINK, and resells computer hardware and point-of-sale systems ("hardware and product sales"). The Network Services Division offers subscription services through telecommunications (including private networks and the World Wide Web of the Internet), which include the Company's viaLink and ijob services, network-based computer applications, and the production and operation of web site hosting on the Company's computer systems.

RESULTS OF OPERATIONS

REVENUES. Revenues increased $1,261,985 (69 percent) from $1,836,419 for the quarter ended March 31, 1997 to revenues of $3,098,404 for the quarter ended March 31, 1998. All categories of the Company's revenues increased except for commissions. No commissions were earned on referrals of certain hardware sales in the first quarter 1998, as all hardware sales were made directly by the Company rather than on a referral basis.

Hardware and Product Sales. Hardware and product sales increased $163,761 (71 percent) from sales of $231,489 in the first quarter of 1997 to sales of $395,250 in the first quarter of 1998. During the first quarter of 1997 one large customer purchased the majority of its point-of-sale hardware directly from the hardware vendor, which reduced the Company's hardware sales in the first quarter of 1997; however, commissions of $73,244 were earned on these purchases during this same period. During the first quarter of 1998, this large customer purchased hardware directly from the Company, and, as a result, hardware and product sales increased in the first quarter of 1998 compared to the same period in 1997. In addition, the overall increase in hardware and product sales in 1998 was partly due to a single sale of equipment for approximately $100,000. This sale was a result of a referral from a large retail software company, which the Company is currently in negotiations with to serve as the preferred supplier of hardware to their customers.

Solutions. Solutions revenues increased $110,416 (262 percent) from revenues of $42,104 in the first quarter of 1997 to $152,520 in the same period of 1998. The increase was due to a single sale of the Company's RSA software in January 1998.

Consulting Fees. Consulting fees earned during the three months ended March 31, 1998 totaled $2,085,550 compared to $1,240,567 for the same period in 1997. Beginning in the fourth quarter of 1997 the Company refocused resources on the consulting and
systems integration area.   The Company aggressively pursued new
clients and projects and assigned consulting personnel and programmers from internal projects to consulting and systems integration projects. As a result of these efforts, consulting fees for the first quarter of 1998 increased $844,983 (68 percent) over consulting fees for the first quarter of 1997.

Customer support. Customer support revenues totaled $125,257 for the first quarter of 1998 compared to revenues of $71,769 for the first quarter of 1997. The increase of $53,488 (75 percent) was due to additional customer support contracts obtained throughout 1997 and in the first quarter 1998. The increase was also due to a rate increase upon renewal of certain support contracts and higher levels of billings for hours in excess of the standard contract levels.

Network services and applications. Revenues from the Company's network services and network based computer applications were $339,827 for the three months ended March 31, 1998 compared to $177,246 for the same period in 1997. This represented an increase of $162,581 (92 percent). The increase was principally due the increase in ijob revenues from $72,000 for the first quarter of 1997 to $210,541 for the first quarter of 1998, an increase of $138,541 (192 percent). The remaining increase ($24,040) was attributable to an increase in web site maintenance, hosting, and viaLink services. The Company has and will continue to make significant expenditures for investment and development of its network subscription services in order to further develop a recurring base of revenues.

DIRECT COST OF SALES. Direct cost of sales, which consists of hardware and certain software purchases for resale, and costs associated with the Company's proprietary software products, increased $188,573 (100 percent) to $377,068 in the first quarter of 1998 from $188,495 in the first quarter of 1997. The increase was attributable to increased hardware and product sales and solutions revenues.

SALARIES AND BENEFITS. Salaries, wages, taxes and related benefits, and contract labor expenses totaled $1,787,430 for the three months ended March 31, 1998 compared to $1,374,617 for the same period in 1997, an increase of $412,813 (30 percent).

During the first quarter of 1998, the Company utilized contract programmers for client engagements to a greater extent than in the same period in 1997 to meet the skill demands and workload of clients' projects. Contract labor expenses totaled $346,664 during the three months ended March 31, 1998 compared to a total of $121,776 during the three months ended March 31, 1997.

Direct payroll costs of salaries and wages increased to $1,447,998 for the three months ended March 31, 1998 from $1,210,269 for the same period in 1997. This increase was due to employed personnel increasing from 119 at the end of the first quarter of 1997 to 146 at the end of the first quarter of 1998. This increase was in part associated with the start-up of ijob, which was not fully staffed until June 1997.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased $28,291 (five percent) to $558,599 for the three months ended March 31, 1998 from $586,890 for the three months ended March 31, 1997.

Occupancy expenses, including rent expense, utilities, equipment rentals and leases, increased $22,885 (23 percent) to $122,339 for the first quarter of 1998 from $99,454 for the same period in 1997. The increase was primarily due to increased expenses for an equipment lease entered into in the third quarter of 1997.
The lease provided new equipment for staff growth and production and development equipment for the continued development of viaLink.

General insurance increased $27,504 (1643 percent) from $1,674 for the first three months of 1997 to $29,178 for the same period in 1998. The increase was primarily due to additional insurance
coverage obtained by the Company.   Employee practice liability
insurance was obtained for ijob, Inc. beginning in the third quarter of 1997 due to the nature of the services of ijob, Inc. In addition, directors and officers insurance was obtained for the Company due to the addition of two outside Board of Directors who began serving in December 1997 and January 1998.

Telecommunications expense increased $31,294 (71 percent) from $44,902 for the three months ended March 31, 1997 to $75,386 in the same period of 1998. This increase was due to (i) the start up of ijob operations and the opening of a service center in the first quarter of 1997, (ii) to the expansion of the Company's communication systems for viaLink and web site hosting services,
(iii) and greater long distance usage due to the increased marketing activities of the Company.

Advertising and promotion expenses totaled $45,751 for the first quarter of 1997 compared to $15,791 for the same quarter in 1998.
The decrease of $29,960 (65 percent) was due to normal expenditures for advertising and promoting viaLink in several trade publications being delayed to later in 1998.

Supplies and resources, which consists of office supplies, miscellaneous hardware and software expenses, printing and copy charges, memberships and subscriptions, decreased $49,569 (70 percent) from $70,837 for the first quarter of 1997 to $21,268 for the same period in 1998. In the first quarter of 1997 approximately $15,000 of the supplies and resources costs were associated with the start-up of ijob, Inc., these costs were not incurred during the first quarter of 1998, which, contributed to the overall decrease in supplies and resources. The remaining decrease was as a result of cost reduction and control measures implemented by the Company.

Professional fees decreased $26,924 (21 percent) to $98,854 for the three months ended March 31, 1998, compared to $125,778 for the three months ended March 31, 1997. The decrease was primarily a result of the decrease in professional services used by ijob, Inc. in the first quarter of 1998 compared to the first quarter of 1997, when legal and consultant services were used to assist in the development and start-up of ijob, Inc.

NET INTEREST EXPENSE. Net interest expense increased $30,551 (549 percent) to $36,116 for the three months ended March 31, 1998 from $5,565 for the same period in 1997. Proceeds of the Company's initial public offering in November 1996 were used to pay off the Company's total outstanding bank debt at that time. There were no outstanding borrowings on the bank line-of-credit at March 31, 1997. During the second, third, and fourth quarter of 1997, certain borrowings were made under the Company's bank line-of-credit and during the first quarter of 1998, the Company completed a new credit facility with a commercial lender that replaced and increased the working line-of-credit with the bank. As of March 31, 1998, the new credit facility had an outstanding balance of $616,865. Average total outstanding debt, including shareholder loans and capital leases, during the first quarter 1998 was $1,128,000, compared to average total outstanding debt in the first quarter of 1997 of $767,000.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense totaled $248,452 for the first quarter ended March 31, 1998 compared to $179,522 for the same quarter ended 1997, an increase of $68,930 (38 percent). The increase was due to capital asset expenditures made during 1997, totaling $332,987, and software development costs capitalized of $751,158.

TAX PROVISION. The Company recorded a tax provision of $34,481 related to the pre-tax income of $90,739 for the three months ended March 31, 1998. As of March 31, 1998 the Company had a cumulative deferred tax asset of $1,014,959. Management believes realization of such deferred tax benefit is more likely than not based upon expected future taxable income and therefore a valuation allowance has not been provided.

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

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1998 the Company had cash and cash equivalents of $116,134, and a working capital deficit of $106,190, with a working capital ratio of 0.95 to 1. During the first quarter of 1998, the Company completed a new credit facility with a commercial lender that replaced and increased the Company's current line-of-credit with a bank. Under the new credit facility the Company may borrow up to $1,000,000; however, amounts borrowed are limited to 75% of the Company's accounts receivable as defined by the new facility. The facility is collateralized by accounts receivable and all tangible assets of the Company and is guaranteed by three principal officers of the Company. The note will become due in July 1999. As of March 31, 1998, the Company had borrowed $616,865 under the new credit facility, bearing interest at 11.25%. In addition, during the first quarter of 1998 the Company obtained a credit facility including a $1,000,000 large sale financing option with IBM Credit Corp., whereby the Company may finance directly with IBM Credit Corp. large sales of hardware and software. As of March 31, 1998, there were no sales financed under the IBM Credit Corp. arrangement.

During the three months ended March 31, 1998, net cash increased a total of $35,365. Net Cash provided by operating activities for the first quarter of 1998 was $185,967 compared to net cash provided for the first quarter of 1997 of $113,682. Income of $56,528 for the three months ended March 31, 1998 was recorded compared to a loss of $309,175 for the same period of 1997. Accounts receivable increased a net $411,569 during the three months ended March 31, 1998, from $1,337,332 at December 31, 1997, to $1,748,891 at March 31, 1998, primarily due to increased revenues for the period. Accounts payable and accrued liabilities increased a net of $444,098 primarily due to liabilities for the cost of products for the Company's hardware sales and month end payroll accruals for the April 3, 1998, payroll.

During the three months ended March 31, 1998, the Company expended $21,771 for investing activities in various fixed assets and $198,202 for software development costs of its proprietary software products, compared to total expenditures of $141,652 and $131,064, respectively, for the same items in the three months ended March 31, 1997.

During the three months ended March 31, 1998, financing activities provided net cash of $69,371, which was provided by net borrowings under the new credit facility of $126,864 and receipts of $2,649 from the purchase of stock under the Employee Stock Purchase Plan. Such receipts were offset by payments on the Company's capital lease obligations of $36,523 and a decrease in the book overdraft of $23,619. During the three months ended March 31, 1997 the Company used net cash of $231,560 in financing activities.

The Company anticipates that its operations and growth strategy will be financed through cash and cash equivalents, operating cash flows generated from the Company's focus on its consulting services engagements, the new line-of-credit facility of $1,000,000, capital lease sources and the financing arrangement with IBM Credit Corp. The Company believes that these sources of funds will be sufficient to satisfy the Company's operating and capital requirements for at least twelve months. There may be circumstances, however, that would accelerate the Company's use of such financing sources. If this occurs, the Company may, from time to time, incur indebtedness or issue, in public or private transactions, equity or debt securities. There can be no assurance that the Company will be able to obtain requisite financing when needed on acceptable terms.





                   PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  CHANGES IN SECURITIES

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the first quarter ended March 31, 1998.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
(a)  The following documents are filed as part of this Report:

Exhibit
Number
Description


10.45     Trinity Capital, Inc. Accounts Receivable Purchase and
          Security Agreement dated March 16, 1998.

10.46     IBM Credit Corp Agreement for Wholesale Financing dated
          January 28, 1998.

10.47     IMB Credit Corp Addendum to Agreement for Wholesale
          Financing, Large Sale Financing Option dated January 28, 1998.


(b)  Reports on Form 8-K

     On February 12, 1998 the Company filed a Form 8-K, regarding the appointment of two outside directors to its Board of Directors.

     On April 27, 1998 the Company filed a Form 8-K, regarding the press release for an earnings announcement for the quarter ended March 31, 1998.



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

May 5, 1998

                              By:    /s/ JOHN M.DUCK
                                    John M. Duck
                                    Vice President and Chief
                                       Financial Officer

May 5, 1998