Form 10QSB
period 1998-06-30
APPLIED INTELLIGENCE GROUP INC
filed 1998-08-14
CIK 1017137

         UNITED STATES SECURITIES & EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

(Mark One)
[x]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1998

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

                     Yes    X     No __

     As of August 11, 1998 there were 2,740,990 outstanding shares of Common Stock, par value $.001 per share.


     Transitional Small Business Disclosure Format:  Yes ___ No X

                APPLIED INTELLIGENCE GROUP, INC.

                           FORM 10-QSB

                    TABLE OF CONTENTS

               PART I - CONSOLIDATED FINANCIAL INFORMATION


                                                                         Page
   Item 1.     CONSOLIDATED FINANCIAL STATEMENTS

               Consolidated Balance Sheets (unaudited) as of June 30,
                 1998 and December 31, 1997                                3

               Consolidated Statements of Operations (unaudited) for
                 the three months ended June 30, 1998 and 1997             4

               Consolidated Statements of Operations (unaudited) for
                 the six months ended June 30, 1998 and 1997               5

               Consolidated Statement of Stockholders' Equity
                 (unaudited) for the six months ended June 30, 1998        6

               Consolidated Statements of Cash Flows (unaudited) for the
                   six months ended June 30, 1998 and 1997                 7

               Notes to Consolidated Financial Statements (unaudited) -
                   June 30, 1998                                           8

  Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS               9

                 PART II - OTHER INFORMATION

   Item 1.     LEGAL PROCEEDINGS                                          17

   Item 2.     CHANGES IN SECURITIES                                      17

   Item 3.     DEFAULTS UPON SENIOR SECURITIES                            17

   Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY
               HOLDERS                                                    17

   Item 5.     OTHER INFORMATION                                          17

   Item 6.     EXHIBITS AND REPORTS ON FORM 8-K                           17

   Signatures                                                             18


                 PART I - CONSOLIDATED FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                APPLIED INTELLIGENCE GROUP, INC.
                   CONSOLIDATED BALANCE SHEETS
                           (Unaudited)



                   ASSETS                            June 30,        December
                                                       1998          31, 1997
                                                    ----------      ----------
Current assets:
     Cash and cash equivalents                      $  176,338      $   80,769
     Accounts receivable-trade, net of allowance
       for doubtful accounts of $3,713 at June 30,
       1998 and $1,724 December 31, 1997             1,723,342       1,337,322
     Other receivables                                  47,413          44,893
     Inventory                                           7,427           8,707
     Current portion of deferred tax asset              44,502          44,502
     Prepaid expenses                                  122,829          51,634
                                                    ----------      ----------
       Total current assets                          2,121,851       1,567,827

Furniture, equipment & leasehold improvements, net   1,235,608       1,462,575
Software development costs, net                      1,837,375       1,735,420
Deferred tax asset                                     996,488       1,004,938
Other assets                                            64,599          33,393
                                                    ----------      ----------
       Total assets                                 $6,255,921      $5,804,153
                                                    ==========      ==========
LIABILITIES AND STOCKHOLDERS'EQUITY

Current liabilities:
     Book overdraft                                 $      -        $   23,619
     Accounts payable and accrued liabilities        1,731,974       1,507,018
     Deferred revenue                                  254,567         236,134
     Current portion of capital lease obligation        98,194         132,422
                                                    ----------      ----------
   Total current liabilities                         2,084,735       1,899,193

Capital lease obligations, net of current portion        6,419          44,194
Notes payable to shareholders                          482,830         482,830
Long-term debt                                         753,196         490,000
                                                    ----------      ----------
       Total liabilities                             3,327,180       2,916,217

Stockholders' equity:
     Common stock, $.001 par value;
       30,000,000 shares authorized; 2,740,990 and
       2,729,509  shares issued and outstanding at
       June 30, 1998 and December 31, 1997               2,741           2,730
     Additional paid-in capital                      4,525,995       4,498,988
     Accumulated deficit                            (1,599,995)     (1,613,782)
                                                    ----------      ----------
       Total stockholders' equity                    2,928,741       2,887,936
                                                    ----------      ----------
       Total liabilities and stockholders' equity   $6,255,921      $5,804,153
                                                    ==========      ==========


      The accompanying notes are an integral part of these consolidated financial statements.

                APPLIED INTELLIGENCE GROUP, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)

        For the Three Months Ended June 30, 1998 and 1997


                                               1998              1997
                                            ----------        ----------

Revenues                                    $3,047,299         $2,089,517


Expenses:
     Direct cost of sales                      604,046           502,550
     Salaries and benefits                   1,605,830         1,540,677
     Selling, general and
        administrative                         587,652           666,991
     Interest expense, net                      64,538            24,537
     Depreciation and amortization             253,735           216,210
                                            ----------        ----------
       Total expenses                        3,115,801         2,950,965
                                            ----------        ----------

Loss before income taxes                       (68,502)         (861,448)

Benefit for income taxes                       (26,031)         (262,350)
                                            ----------        ----------
Net loss                                    $  (42,471)       $ (599,098)
                                            ==========        ==========

Weighted average shares
   outstanding-Basic                         2,732,629         2,726,949
                                            ==========        ==========

Net loss per common share-Basic             $    (0.02)       $    (0.22)
                                            ==========        ==========

Weighted average shares
   outstanding-Dilutive                      2,732,629         2,726,949
                                            ==========        ==========


Net loss per common share-Dilutive          $    (0.02)       $   (0.22)
                                            ==========        ==========

[CAPTION]
      The accompanying notes are an integral part of these consolidated financial statements.

                APPLIED INTELLIGENCE GROUP, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)

         For the Six Months Ended June 30, 1998 and 1997


                                              1998               1997
                                            ----------        ----------
Revenues                                    $6,145,703        $3,925,936


Expenses:
     Direct cost of sales                      981,114           691,045
     Salaries and benefits                   3,393,260         2,915,294
     Selling, general and
        administrative                       1,146,251         1,253,881
     Interest expense, net                     100,654            30,102
     Depreciation and amortization             502,187           395,732
                                            ----------        ----------
       Total expenses                        6,123,466         5,286,054
                                            ----------        ----------


Income (loss) before income taxes               22,237        (1,360,118)

Provision (benefit) for income taxes             8,450          (451,845)
                                            ----------        ----------
Net income (loss)                           $   13,787         $(908,273)
                                            ==========        ==========

Weighted average shares
   outstanding-Basic                         2,731,083        2,726,947
                                            ==========       ==========


Net income (loss) per common share-Basic    $     0.01       $   (0.33)
                                            ==========       ==========
Weighted average shares
   outstanding-Dilutive                      2,789,518        2,726,947
                                            ==========       ==========


Net income (loss) per common share-Dilutive $     0.01       $   (0.33)
                                            ==========       ==========


      The accompanying notes are an integral part of these consolidated financial statements.

                APPLIED INTELLIGENCE GROUP, INC.
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                           (Unaudited)

             For the Six Months Ended June 30, 1998


                                                     Additional
                                  Common Stock        Paid-in     Accumulated
                                 Shares    Amount     Capital       Deficit
                               ---------   -------   ----------   -----------
Balance, December 31, 1997     2,729,509   $ 2,730   $4,498,988   $(1,613,782)

  Exercise of stock options        4,380         4        6,064          -

  Stock issued under Employee
      Stock Purchase Plan          2,068         2        5,220          -

  Stock issued under Employee
     Stock Bonus Plan              5,033         5       15,723          -

  Net income                        -            -         -           13,787
                               ---------   -------   ----------  -----------
    Balance, June 30, 1998     2,740,990    $2,741   $4,525,995  $(1,599,995)
                               =========   =======   ==========  ===========



      The accompanying notes are an integral part of these consolidated financial statements.

                APPLIED INTELLIGENCE GROUP, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

         For the Six Months Ended June 30, 1998 and 1997

                                                    1998               1997
                                                -----------        -----------
Cash flows from operating activities:
   Net income (loss)                            $    13,787        $ (908,273)
Adjustments to reconcile net income (loss)
 to net cash  provided by (used in)
 operating activities:
   Depreciation and amortization                    502,187           395,732
   Deferred income tax provision (benefit)            8,450          (451,845)
   Decrease (increase) in accounts receivable      (386,020)          592,918
   Decrease (increase) in other receivables          (2,520)           58,445
   Decrease in inventory                              1,280            16,821
   Increase in prepaid expenses                     (71,195)          (79,366)
   Increase in other assets                         (31,206)          (47,321)
   Increase in accounts payable and
      accrued liabilities                           224,956            66,639
   Increase in deferred revenue                      18,433            35,728
                                                 ----------       -----------

Net cash provided by (used in)operating activities  278,152          (320,522)

Cash flows from investing activities:
   Capital expenditures                             (30,679)         (326,322)
   Capitalized expenditures for software
    development                                    (346,496)         (271,190)
                                                 ----------       -----------
Net cash used in investing activities              (377,175)         (597,512)

Cash flows from financing activities:
   Decrease in book overdraft                       (23,619)         (255,617)
   Proceeds from long-term debt                   2,740,116           392,000
   Proceeds from exercise of stock options,
     stock bonus and stock purchase plans            27,018             1,581
   Payments of capital lease obligations            (72,003)          (65,457)
   Payments of shareholder loans                        -             (20,000)
   Payments on long-term debt                    (2,476,920)         (125,000)
                                                 ----------        -----------
Net cash provided by (used in)
   financing activities                             194,592           (72,493)
                                                 ----------        -----------
Net increase (decrease) in cash                      95,569          (990,527)

Cash and cash equivalents at beginning of
  period                                             80,769          1,821,014
                                                 ----------        -----------
Cash and cash equivalents at end of period       $  176,338        $   830,487
                                                 ==========        ===========



      The accompanying notes are an integral part of these consolidated financial statements.

                  APPLIED INTELLIGENCE GROUP, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)

                            June 30, 1998

NOTE 1.    DESCRIPTION OF BUSINESS

Applied Intelligence Group, Inc. (the "Company") provides business solutions through technology to the retail industry.
The Company's viaLink services combine Electronic Commerce and leading edge Internet-based applications to provide consumer product manufacturers, distributors, and retailers the capability of doing business electronically with all of their trading partners. The subscription-based viaLink service allows supply chain participants to electronically send and receive product cost and promotional information in a format that is compatible with any party's system, regardless of their technological sophistication and at a fraction of the cost of traditional EDI. The Company also provides a diversified range of management consulting and systems integration services to the retail supply
chain.   Through the Company's wholly-owned subsidiary, ijob,
Inc., the Company provides a human resource recruiting application accessible through either the Internet or by telephone. The Company's clients and customers range from small, rapidly growing companies to large corporations and are geographically dispersed throughout the United States.


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

Operating results for the six month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the full year ended December 31, 1998.


NOTE 3.  RECONCILIATION FOR BASIC AND DILUTIVE EARNINGS PER SHARE ("EPS")

                                         For the Six Months Ended 6/30/98
                                      Income          Shares       Per Share
                                    (Numerator)    (Denominator)     Amount
                                     ---------      -----------    ---------
Basic EPS
   Income available to common
   shareholders                        $13,787        2,731,083       $0.01
                                                                      =====
Effect of Dilutive Securities             -              58,435
                                       -------        ---------
Dilutive EPS
   Income available to common
   shareholders plus assumed
   conversions                        $13,787         2,789,518       $0.01
                                      =======         =========       =====

Options to purchase 462,500 shares of common stock at an average exercise price of $4.75 per share were outstanding during the first six months of 1998 but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares. The options, which expire on November 30, 2001 and March 1, 2007 were still outstanding at the end of the quarter ended June 30, 1998. In addition, options to purchase 666,197 and 578,697 shares of common stock at a weighted average price of $4.07 and $4.21 were outstanding during the three month period ended June 30, 1998 and during the three month and six month periods ended June 30, 1997, respectively, but were not included in the computation of diluted EPS because the effect of these outstanding options would be antidilutive. These options expire June 12, 1999 through March 1, 2007.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Statements of the Company's or management's intentions, beliefs, anticipations, expectations and similar expressions concerning future events contained in this Report constitute "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995 ("Act"). Any forward-looking statements are made by the Company in good faith, pursuant to the safe-harbor provisions of the Act. As with any future event, there can be no assurance that the events described in forward-looking statements made in this Report will occur or that the results of future events will not vary materially from those described in the forward-looking statements. These forward-looking statements reflect management's current views and projections regarding economic conditions, industry environments and Company performance. Important factors that could cause the Company's actual performance and operating results to differ materially from the forward-looking statements include, but are not limited to, changes in the general level of economic activity in the markets served by the Company, introduction of new products or services by competitors, sales performance, expense levels, interest rates, changes in the Company's financial condition, availability of capital sufficient to support the Company's level of activity, delays in implementing further enhancements to the Company's viaLink and ijob services, and the ability of the Company to implement its business strategies.

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

OVERVIEW

The Company is engaged in the business of selling computerized information management systems and providing consulting and network industry solutions services to retail companies and the product suppliers of such retailers (i.e., manufacturers, wholesalers and other distributors). The Company is currently organized in two divisions. The Network Services Division offers subscription services through telecommunications (including private networks and the World Wide Web of the Internet), which include the Company's viaLink and ijob services, network-based computer applications, and the production and operation of web site hosting on the Company's computer systems. The Retail and Store Systems Consulting Division provides management consulting, computer system integration support services ("customer support"), and markets software products and applications ("solutions"), including the Company's proprietary software products, RETAIL SERVICES APPLICATION (RSA) and CHAINLINK, and resells computer hardware and point-of-sale systems ("hardware and product sales").

RESULTS OF OPERATIONS

REVENUES. Revenues increased $957,782 (46 percent) from $2,089,517 for the quarter ended June 30, 1997 to revenues of $3,047,299 for the quarter ended June 30, 1998. Revenues increased $2,219,767 (57 percent) from $3,925,936 for the first six months of 1997 to revenues of $6,145,703 for the first six months of 1998. All categories of the Company's revenues increased other than commissions. No commissions were earned on referrals of certain hardware sales during the first six months 1998, as all hardware sales were made directly by the Company rather than on a referral basis and directly through the vendor to the customer.

Hardware and Product Sales. Hardware and product sales increased $133,464 (25 percent) from sales of $544,524 in the second quarter of 1997 to $677,988 in the second quarter of 1998. Hardware and product sales increased $297,225 (38 percent) from sales of $776,013 for the six months ended June 30, 1997 to $1,073,238 for the same period in 1998. The increases for both the quarter and the six month period were the result of two large equipment sales totaling approximately $255,000 of which one was made in the first quarter and one was made in the second quarter of 1998. These sales were attributable to referrals from a large retail software company, with whom the Company has an informal agreement to serve as a preferred supplier of hardware to its customers.

Solutions. Solutions revenues increased $122,221 (903 percent) from revenues of $13,528 in the second quarter of 1997 to $135,749 for the same period of 1998. Revenues for the first six months of 1998 were $288,269, an increase of 232,637 (418 percent) from $55,632 for the same period of 1997. The increases for the quarter and the six month period were principally due to a sale of the Company's RSA software for approximately $155,000 in the first quarter of 1998 and the sale of additional RSA software licenses to a current RSA user for $70,000 in the second quarter of 1998.

Consulting and System Integration Fees. Consulting and System Integration fees earned during the three months ended June 30, 1998 totaled $1,726,527 compared to $1,037,354 for the same period in 1997, an increase of $689,173 (66 percent). Consulting fees for the first six months of 1998 totaled $3,812,076 compared to $2,277,922 for the same period in 1997, an increase of $1,534,154 (67 percent). Beginning in the fourth quarter of 1997 the Company refocused its resources on the consulting and systems integration area. In the first quarter of 1998 a Vice-President of Sales and Marketing and an additional sales representative were hired to focus primarily on sales in the consulting area. The Company aggressively pursued new clients and projects and assigned consulting personnel and programmers from internal projects to consulting and systems integration projects. The increase for both the quarter and the six month period were the result of these efforts.

Customer support. Customer support revenues increased $19,184 (11 percent) to $192,751 for the second quarter of 1998 from revenues of $173,567 for the second quarter of 1997. Revenues for the six months ended June 30, 1998 increased $72,673 (30 percent) to $318,009 from $245,336 for the six months ended June 30, 1997. The increases were due to additional customer support contracts obtained throughout 1997 and in the first six months of 1998. The increase was also due to a rate increase upon renewal of certain support contracts and higher levels of billings for hours in excess of the standard contract levels.

Network services and applications. Revenues from the Company's network services and network based computer applications were $314,284 for the three months ended June 30, 1998 compared to $248,408 for the same period in 1997, an increase of $65,876 (27 percent). Revenues for the six months ended June 30, 1998 were $654,111 compared to $425,654 for the same period in 1997, an increase of $228,457 (54 percent). The increases were principally the result of an increase in ijob revenues attributable to a major contract being in effect for a full six months in 1998. Revenue for ijob increased $55,242 (34 percent) from $161,258 for the second quarter of 1997 to $216,500 for the second quarter of 1998, and increased $193,783 (83 percent) from $233,258 for the first six months of 1997 to $427,041 for the first six months of 1998. The remaining increases for both the quarter and the six month period were attributable to an increase in web site maintenance, hosting, and viaLink services. The Company has and will continue to make significant expenditures for investment and development of its network subscription services in order to further develop a recurring base of revenues.

Since the fourth quarter of 1997, a major customer of ijob has provided approximately $70,000 in revenue per month. As of June 30, 1998, the Company made its final $70,000 billing in regard to this contract for its ijob services, as this client did not renew their contract. Minimal amounts of revenue will be earned from this customer in the third quarter of 1998 and no revenues are expected from this customer in the fourth quarter of 1998. Although the Company has replaced a portion of the revenues lost in connection with the major contract through new, but smaller customers, and is currently negotiating with several major customers for ijob services, the Company has not yet obtained contracts to replace the lost revenues in connection with the major customer, and there can be no assurance that these revenues will be replaced in the near term.

As of August 6, 1998, ijob has closed its two satellite offices in Oklahoma City as a result of the major contract that was not renewed. Using the two satellite offices the employees of ijob were running the application for the major customer as an outsource function. They performed the recruiting, screening, evaluation and tracking functions of the their job applicants.
As a result of the work done with this major client and further market research ijob has shifted it focus from this type of outsource service to a license arrangement whereby the customer purchases the ijob application, the "ijob inSource Human Resource Hiring Suite", and the customer performs these functions. As a result of this shift ijob has moved from a universal database application to a proprietary searchable database.

DIRECT COST OF SALES. Direct cost of sales, which consists of hardware and certain software purchases for resale, and costs associated with the Company's proprietary software products, increased $101,496 (20 percent) to $604,046 in the second quarter of 1998 from $502,550 in the second quarter of 1997. Direct cost of sales for the first six months ended June 30, 1998 increased $290,069 (42 percent) to $981,114 from $691,045 for the first six months of 1997. The increase was attributable to increased hardware and product sales and solutions revenues.

SALARIES AND BENEFITS. Salaries, wages, taxes and related benefits, and contract labor expenses totaled $1,605,830 for the three months ended June 30, 1998 compared to $1,540,677 for the same period in 1997, an increase of $65,153 (four percent). For the six months ended June 30, 1998 these expenses increased $477,966 (16 percent) to $3,393,260 from $2,915,294 for the six months ended June 30, 1997.

During the first six months of 1998, the Company utilized contract programmers for client engagements to a greater extent than in the same period in 1997 to meet the skill demands and workload of clients' projects. Contract labor expenses totaled $188,886 during the three months ended June 30, 1998 compared to a total of $158,890 during the three months ended June 30, 1997. For the six months ended June 30, 1998 contract labor totaled $535,550 compared to $280,666 for the six months ended June 30, 1997.

Direct payroll costs of salaries and wages increased one percent to $1,414,103 for the three months ended June 30, 1998 from $1,395,081 for the same three month period in 1997. Direct payroll cost increased to $2,862,100 for the six months ended
June 30, 1998 from $2,605,347. This increase was in part associated with the start-up of ijob, which was not fully staffed until June 1997. During the six months ended June 30, 1997, the Company had a total average of 124 full time employees, compared to a total average of 123 for the Company during the six months ended June 30, 1998

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased $79,339 (12 percent) to $587,652 for the three months ended June 30, 1998 from $666,991 for the three months ended June 30, 1997. For the six months ended June 30, 1998 selling, general and administrative expenses decreased $107,630 (nine percent) to $1,146,251 from $1,253,881 for the six months ended June 30, 1997.

Occupancy expenses, including rent expense, utilities, equipment rentals and leases, increased $23,918 (24 percent) to $125,274 for the second quarter of 1998 from $101,356 for the same period in 1997. Occupancy expenses for the first six months of 1998 increased $46,803 (23 percent) to $247,613 from $200,810 for the same period in 1997. The increases for both the quarter and the first six months were primarily due to increased expenses for an equipment lease entered into in the third quarter of 1997. The lease provided new equipment for staff growth and production and development equipment for the continued development of viaLink.

As of August 6, 1998, ijob, Inc. has closed its two satellite offices in Oklahoma City. Management does not anticipate reopening these or other satellite offices. See "-Network services and applications", above.

General insurance increased $15,644 (256 percent) from $6,118 for the second quarter of 1997 to $21,762 for the same period in 1998 and increased $43,148 (554 percent) from $7,792 for the first six months of 1997 to $50,940 for the same period in 1998. These increases were primarily due to additional insurance coverage
obtained by the Company.   Employee practice liability insurance
was obtained for ijob, Inc. beginning in the third quarter of 1997 due to the nature of the services of ijob, Inc. In addition, directors and officers insurance was obtained for the Company due to the addition of two independent members to the Board of Directors who began serving in December 1997 and January 1998.

Telecommunications expense increased $16,381 (29 percent) from $57,069 for the three months ended June 30, 1998 to $73,450 in the same period of 1998. For the six months ended June 30, 1998 these expenses increased $47,674 (47 percent) to $148,836 from $101,162 for the same period in 1997. These increases were due to the expansion of the Company's communication systems for viaLink, ijob and web site hosting services and greater long distance usage due to the increased marketing activities of the Company.

Supplies and resources, which consists of office supplies, miscellaneous hardware and software expenses, printing and copy charges, memberships and subscriptions, decreased $42,083 (58 percent) from $72,000 for the second quarter of 1997 to $29,917 for the second quarter of 1998. These expenses decreased $91,652 (64 percent) from $142,837 for the six months ended June 30, 1997 to $51,185 for the six months ended June 30, 1998. In the first and second quarter of 1997 approximately $19,000 of the supplies and resources costs were associated with the start-up of ijob, Inc., these non-recurring costs were not incurred during the first and second quarter of 1998, which, contributed to the overall decrease in supplies and resources. The remaining decrease was the result of cost reduction and control measures implemented by the Company.

Professional fees decreased $82,064 (52 percent) to $76,169 for the three months ended June 30, 1998, compared to $158,233 for the three months ended June 30, 1997. Professional fees decreased $108,987 (38 percent) to $175,023 for the six months ended June 30, 1998, compared to $284,010 for the six months ended June 30, 1997. The decrease was primarily a result of the decrease in professional services used by ijob, Inc. in the first six months of 1998 compared to the first quarter of 1997, when legal and consultant services of approximately $98,000 were used to assist in the development and start-up of ijob, Inc.

NET INTEREST EXPENSE. Net interest expense increased $40,001 (163 percent) to $64,538 for the three months ended June 30, 1998 from $24,537 for the same period in 1997. Net interest expense increased $70,552 (234 percent) to $100,654 for the six months ended June 30, 1998 from $30,102 for the same period in 1997. Proceeds of the Company's initial public offering in November 1996 were used to pay off the Company's total outstanding bank debt at that time. There were no outstanding borrowings on the bank line-of-credit at the end of the first quarter of 1997. During the second, third, and fourth quarter of 1997, certain borrowings were made under the Company's bank line-of-credit and during the first quarter of 1998, the Company completed a new credit facility with a commercial lender that replaced and increased the working line-of-credit with the bank. As of June 30, 1998, the new credit facility had an outstanding balance of $753,196. Average total outstanding debt, including shareholder loans and capital leases, during the first six months of 1998 was $1,283,000 compared to average total outstanding debt in the first six months of 1997 of $816,000.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense totaled $253,735 for the second quarter ended June 30, 1998 compared to $216,210 for the same quarter ended 1997, an increase of $37,525 (17 percent). Depreciation and amortization expense totaled $502,187 for the six months ended June 30, 1998 compared to $395,732 for the same period ended June 30, 1997, an increase of $106,455 (27 percent). The increase was due primarily to total capital asset expenditures made during 1997 totaling $332,987, and being depreciated during the first six months of 1998. In 1998, the Company has reduced its capital expenditures to only absolutely necessary items, and totaled $30,679 for the six months ended June 30, 1998. Software development costs capitalized throughout 1997 totaled $751,158, and are being depreciated during the first six months of 1998. During the six months ended June 30, 1998, the Company capitalized $346,496 of software development costs. As of August 11, 1998, the Company has no major capital commitments, and will continue to only make capital additions on a specific and necessary basis.

TAX PROVISION (BENEFIT). SFAS 109, "Accounting for Income Taxes," requires, among other things, the separate recognition, measured at currently enacted tax rates, of deferred tax assets and deferred tax liabilities for the tax effect of temporary differences between the financial reporting and tax reporting bases of assets and liabilities, and net operating loss and tax credit carryforwards for tax purposes. A valuation allowance must be established for deferred tax assets if it is "more likely than not" that all or a portion will not be realized.

The Company recorded a tax benefit of $26,031 related to the pre-tax loss of $68,502 for the quarter ended June 30, 1998 and a tax provision of $8,450 related to the pre-tax income of $22,237 for
the six months ended June 30, 1998.   As of June 30, 1998 the
Company had a cumulative net deferred tax asset of $1,040,990. Management believes it is more likely than not that net deferred tax assets will be realized based upon expected future taxable income and therefore a valuation allowance has not been provided.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board issued a Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information", which establishes standards for reporting information about operating segments in annual and interim financial statements issued to the shareholders. This Statement also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company plans to adopt this Statement in the fourth quarter of 1998.

READINESS FOR YEAR 2000 ISSUES

In 1997, the Company initiated a complete risk evaluation and assessment study to determine the preparedness level of the Company, customers, vendors, and other service providers for the Year 2000 and the subsequent impact on the Company. The review will be completed in 1998 and based upon the results of the initial assessment, ongoing Year 2000 impact analysis and risk assessment will continue as management deems appropriate. The

Company expects to incur internal staff costs as well as consulting and other expenses related to the risk evaluation and assessment project. Although cost estimates for the project are not yet available, based on its initial assessment, management does not anticipate that the remaining costs associated with assuring that its internal systems will be Year 2000 compliant will be material to its business, operations or financial condition.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1998 the Company had cash and cash equivalents of $176,338, and working capital of $37,116, with a working capital ratio of 1.02 to 1, as compared to a working capital deficit of $331,366 as of December 31, 1997. During the first quarter of 1998, the Company completed a new credit facility with a commercial lender that replaced and increased the Company's former line-of-credit with a bank. Under the new credit facility the Company may borrow up to $1,000,000; however, amounts borrowed are limited to 75% of the Company's accounts receivable as defined by the new facility. The facility is collateralized by accounts receivable and all tangible assets of the Company and is guaranteed by three principal officers of the Company. As of June 30, 1998, the Company had borrowed $753,196 under the new credit facility, bearing interest at 11.25%. In addition, during the first quarter of 1998 the Company obtained a credit facility including a $1,000,000 large sale financing option with IBM Credit Corp., whereby the Company may finance directly with IBM Credit Corp. large sales of hardware and software. As of June 30, 1998, there was $142,172 financed under the IBM Credit Corp. arrangement, which was included in accounts payable.

As of August 11, 1998, the working capital line-of-credit has been extended to July 15, 2000 from the original due date of July 1999 under essentially the same terms and conditions. As of August 11, 1998, the Company had borrowed $649,100 under its working capital line-of-credit and had an unused line-of-credit of $350,000; however, under the terms of the borrowing base the actual availability was $88,535.

During the six months ended June 30, 1998, net cash increased a total of $95,569. Net cash provided by operating activities for the first six months of 1998 was $278,152 compared to net cash used in the first six months of 1997 of $320,522. This increase in cash was due the improved operating income levels during the six month periods ending June 30, 1998 compared to 1997. Income of $13,787 for the six months ended June 30, 1998 was recorded compared to a loss of $908,273 for the same period of 1997. Accounts receivable increased a net $386,020 during the six months ended June 30, 1998, from $1,337,332 at December 31, 1997, to $1,723,342 at June 30, 1998, primarily due to increased revenues for the period. Accounts payable and accrued liabilities increased a net of $224,956 primarily due to liabilities associated with the purchase of hardware for resale.

During the six months ended June 30, 1998, the Company expended $30,679 for investing activities in various fixed assets and $346,496 for software development costs of its proprietary software products, compared to total expenditures of $326,322 and $271,190, respectively, for the same items in the six months ended June 30, 1997. As of August 11, 1998, the Company had no material firm cash commitments for capital expenditures, nor does the Company expect to incur any material cash commitments for capital expenditures for the remainder of 1998, other than capitalized internal staff costs for software development of RSA, Chainlink, ijob and viaLink, and only as those resources are available for internal development.

During the three months ended June 30, 1998, financing activities provided net cash of $194,592, which was mainly provided by net borrowings under the new credit facility of $263,196. Payments on the Company's capital lease obligations of $72,003 and a decrease in the book overdraft of $23,619 offset the borrowings. During the six months ended June 30, 1997 the Company used net cash of $72,493 in financing activities.

The Company anticipates that its operations and strategies will be funded through cash and cash equivalents, operating cash flows generated from the Company's continued focus on its consulting services engagements, the new line-of-credit facility of $1,000,000, capital lease sources and the financing arrangement with IBM Credit Corp. The Company believes that these sources of funds will be sufficient to satisfy the Company's operating and capital requirements for at least 12 months. There may be circumstances, however, that would accelerate the Company's use of such financing sources. If this occurs, the Company may, from time to time, incur indebtedness or issue, in public or private transactions, equity or debt securities. There can be no assurance that the Company will be able to obtain requisite financing when needed on acceptable terms.

MANAGEMENT'S PLANS FOR IMPROVED OPERATIONS

The Company operated in 1997 without the services of its Vice President of Sales and Marketing who left the Company in late 1996. In January 1998, Mr. Larry R. Davenport joined the Company as Vice President of Sales and Marketing. With his extensive experience, the Company expects to improve its sales effort in 1998. Two additional full time sales staff have also been added during the first six months of 1998. Also the Company has entered into an informal relationship with a large retail software company, whereby the Company serves as a preferred supplier of hardware to its customers and has obtained consulting engagements to install the hardware and provide consulting services to its customers. In addition, in the first quarter of 1998 the Company obtained a $1,000,000 credit facility to replace its existing bank facility, which was to expire in July 1999. Effective August 11, 1998, this credit facility was extended to January 2000. Further, in support of the potential hardware sales discussed above, the Company obtained a large sale financing facility of $1,000,000 with IBM Credit Corp., whereby the Company may finance directly with IBM Credit Corp. large sales of hardware or software. There can be no assurance that increased revenues and the return to profitability will continue to result from the above events.

Continued improvements in revenue and operating results for the remainder of 1998 are significantly dependent upon many factors, including but not limited to successfully replacing completed contracts with new consulting and systems integration services engagements, completing current projects timely and within budget, creating new sales for the Company's proprietary software products (RSA and Chainlink), controlling costs and expenses, continuing to have sources of capital at levels equal to the current levels, and, continued investment, development and implementation of the Company's network services product, viaLink, in new and existing locations.

                   PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  CHANGES IN SECURITIES

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Robert Barcum and Robert Baker were elected as Class II directors to the Company's Board of Directors to hold office for a three year term expiring in 2001 or until a successor is duly elected and qualified. The other directors whose terms of office continued after the meeting, are Russell Reinhardt, Lewis Kilbourne, Ph.D., and Jimmy Wright. In connection with the election of the directors, and other matter submitted to a vote of security holders the vote was:

   NOMINEE               FOR        AGAINST       ABSTAINED   NON-VOTES
   Robert Barcum      2,509,204      4,500         6,900       208,944
   Bob Baker          2,501,404     11,300         6,900       208,944

   RATIFICATION OF THE APPOINTMENT OF PRICEWATERHOUSECOOPERS LLP
   "FORMERLY   COOPERS & LYBRAND L.L.P." AS AUDITORS FOR THE
   FISCAL YEAR 1998

                         FOR        AGAINST       ABSTAINED   NON-VOTES

                      2,509,948      3,000         7,656        208,944

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

August 11, 1998

                              By:   /s/ JOHN M.DUCK
                                    John M. Duck
                                    Vice President and Chief
                                       Financial Officer

August 11, 1998