Form 10QSB
period 1998-09-30
APPLIED INTELLIGENCE GROUP INC
filed 1998-11-17
CIK 1017137

         UNITED STATES SECURITIES & EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

(Mark One)
[x]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1998

                               OR

[ ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT

          For the transition period from __________ to ________


                Commission File Number 000-21729


                       The viaLink Company
           (formerly APPLIED INTELLIGENCE GROUP, INC.)
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

     As of October 31, 1998 there were 2,741,974 outstanding shares of the issuer's Common Stock, par value $.001 per share.


     Transitional Small Business Disclosure Format:  Yes ___    No  X

           PART I - CONSOLIDATED FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

 The viaLink Company (formerly APPLIED INTELLIGENCE GROUP, INC.)
                   CONSOLIDATED BALANCE SHEETS
                           (Unaudited)

                   ASSETS                            September   December
                                                     30, 1998    31, 1997
                                                   ----------   ----------
Current assets:
     Cash and cash equivalents                      $  281,200  $   80,769
     Accounts receivable-trade, net of allowance
       for doubtful accounts of $3,835 at September
      30, 1998 and $1,724 at December 31, 1997       1,439,998   1,337,322
     Other receivables                               2,720,794      44,893
     Inventory                                          12,311       8,707
     Current portion of deferred tax asset                -         44,502
     Prepaid expenses                                   85,903      51,634
     Marketable securities, available for sale         925,741        -
                                                    ----------  ----------
       Total current assets                          5,465,947   1,567,827

Furniture, equipment & leasehold improvements, net     861,558   1,462,575
Software development costs, net                      1,519,982   1,735,420
Deferred tax asset                                        -      1,004,938
Other assets                                            64,497      33,393
                                                    ----------  ----------
       Total assets                                 $7,911,984  $5,804,153
                                                    ==========  ==========

   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Book overdraft                                 $     -    $   23,619
     Accounts payable and accrued liabilities        2,698,246  1,507,018
     Deferred revenue                                     -       236,134
     Current portion of capital lease obligation        63,894    132,422
                                                    ---------- ----------
   Total current liabilities                         2,762,140  1,899,193

Capital lease obligations, net of current portion         -        44,194
Notes payable to shareholders, net of current portion  482,830    482,830
Long-term debt                                         551,062    490,000
                                                    ---------- ----------
       Total liabilities                             3,796,032  2,916,217

Stockholders' equity:
     Common stock, $.001 par value; 30,000,000
       shares authorized; 2,741,974 and 2,729,509
       shares issued and outstanding at September
       30, 1998 and December 31, 1997, respectively      2,742      2,730
     Additional paid-in capital                      4,528,190  4,498,988
     Retained (deficit)                               (340,721)(1,613,782)
     Accumulated other comprehensive loss              (74,259)      -
                                                    ---------- ----------
       Total stockholders' equity                    4,115,952  2,887,936
                                                    ---------- ----------
       Total liabilities and stockholders' equity   $7,911,984 $5,804,153
                                                    ========== ==========

      The accompanying notes are an integral part of these consolidated financial statements.

 The viaLink Company (formerly APPLIED INTELLIGENCE GROUP, INC.)
 CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                           (Unaudited)

     For the Three Months Ended September 30, 1998 and 1997

                                               1998          1997
                                            ----------    ----------
Revenues                                    $1,775,043    $2,659,554


Expenses:
     Direct cost of sales                      700,191     1,147,777
     Salaries and benefits                   1,183,741     1,685,366
     Selling, general and
        administrative                         445,942       810,383
     Interest expense, net                      52,592        22,719
     Depreciation and amortization             223,536       197,182
                                            ----------    ----------
       Total expenses                        2,606,002     3,863,427
                                            ----------    ----------

Loss from operations                          (830,959)   (1,203,873)

Gain on sale of assets                       2,998,453          -
Other income                                   132,770          -
                                            ----------    ----------
Income (loss) before income taxes            2,300,264    (1,203,873)

Provision (benefit) for income taxes         1,040,990      (420,000)
                                            ----------    ----------
Net income (loss)                            1,259,274      (783,873)

Other comprehensive income (loss):
     Unrealized loss on securities             (74,259)         -
                                            ----------    ----------
Comprehensive income (loss)                 $1,185,015    $ (783,873)
                                            ==========    ==========

Weighted average shares
   outstanding-Basic                         2,741,001     2,727,444
                                            ==========    ==========

Net income (loss) per common
   share-Basic                              $     0.46    $    (0.29)
                                            ==========    ==========

Weighted average shares
   outstanding-Dilutive                      2,784,820     2,727,444
                                            ==========    ==========

Net income (loss) per common
   share-Dilutive                            $    0.45    $    (0.29)
                                            ==========    ==========



      The accompanying notes are an integral part of these consolidated financial statements.

 The viaLink Company (formerly APPLIED INTELLIGENCE GROUP, INC.)
 CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                           (Unaudited)

      For the Nine Months Ended September 30, 1998 and 1997

                                               1998         1997
                                            ----------   ----------
Revenues                                    $7,920,746   $6,585,490

Expenses:
     Direct cost of sales                    1,681,305    1,838,822
     Salaries and benefits                   4,577,001    4,600,660
     Selling, general and
        administrative                       1,592,193    2,064,264
     Interest expense, net                     153,246       52,821
     Depreciation and amortization             725,723      592,914
                                            ----------   ----------
       Total expenses                        8,729,468    9,149,481
                                            ----------   ----------

Loss from operations                          (808,722)  (2,563,991)

Gain on sale of assets                       2,998,453         -
Other income                                   132,770         -
                                            ----------   ----------
Income (loss) before income taxes            2,322,501   (2,563,991)

Provision (benefit) for income taxes         1,049,440     (871,845)          --
                                            ----------   ----------

Net income (loss)                            1,273,061   (1,692,146)

Other comprehensive income (loss):
     Unrealized loss on securities             (74,259)        -
                                            ----------   -----------
Comprehensive income (loss)                 $1,198,802   $(1,692,146)
                                            ==========   ===========

Weighted average shares
   outstanding-Basic                         2,736,042     2,727,114
                                            ==========   ===========

Net income (loss) per common
   share-Basic                              $     0.47   $     (0.62)
                                            ==========   ===========

Weighted average shares
   outstanding-Dilutive                      2,788,174     2,727,114
                                            ==========   ===========

Net income (loss) per common
   share-Dilutive                          $      0.46   $     (0.62)
                                            ==========   ===========



      The accompanying notes are an integral part of these consolidated financial statements.

 The viaLink Company (formerly APPLIED INTELLIGENCE GROUP, INC.)
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                           (Unaudited)

          For the Nine Months Ended September 30, 1998


                                                  Accumulated
                                      Additional      Other
                     Common Stock       Paid-in   Comprehensive  Retained
                    Shares   Amount     Capital       (Loss)     (Deficit)
                   ---------  -------  ---------- ------------- -----------
Balance, Dec. 31,
      1997        2,729,509  $2,730   $4,498,988    $(74,259)   $(1,613,782)

  Exercise of stock
     options          4,380       4        6,064          -          -

  Stock issued under
     Employee Stock
     Purchase Plan    3,052       3        7,415          -          -

  Stock issued under
     Employee Stock
     Bonus Plan       5,033       5       15,723          -          -

  Net income            -         -          -            -      1,273,061

  Unrealized loss on
      Securities
     Available for
     Sale                -       -            -       (74,259)       -
                    ---------  -------  ----------  ---------   -----------
Balance, Sep. 30,
     1998           2,741,974  $2,742   $4,528,190    $(74,259)   $(340,721)
                    =========  =======  ==========    ========= ===========













      The accompanying notes are an integral part of these consolidated financial statements.

 The viaLink Company (formerly APPLIED INTELLIGENCE GROUP, INC.)
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

      For the Nine Months Ended September 30, 1998 and 1997


                                                    1998           1997
                                                 -----------    -----------
Cash flows from operating activities:
   Net income (loss)                             $ 1,273,061   $(1,692,146)
Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities:
   Depreciation and amortization                     725,723       592,914
   Gain on sale of assets                         (2,998,453)         -
   Deferred income tax provision (benefit)         1,049,440      (871,845)
   Decrease (increase) in accounts receivable       (102,676)      428,111
   Decrease (increase) in other receivables         (275,901)      134,422
   Decrease (increase) in inventory                   (3,605)       19,086
   Increase in prepaid expenses                      (34,268)      (58,811)
   Increase in other assets                          (37,151)      (54,775)
   Decrease in accounts payable and
     accrued liabilities                             912,013       726,394
   (Decrease) in deferred revenue                   (236,134)     (140,051)
                                                  ----------   -----------
Net cash provided by (used in) operating activities  272,049      (916,701)

Cash flows from investing activities:
   Proceeds from sale of assets, net of costs        483,944          -
   Capital expenditures                              (22,915)     (319,158)
   Capitalized expenditures for software
     development                                    (486,582)     (447,053)
                                                  ----------   -----------
Net cash used in investing activities                (25,553)     (766,211)

Cash flows from financing activities:
   (Decrease) increase in book overdraft             (23,619)       36,755
   Proceeds from long-term debt                    3,522,639     1,061,000
   Proceeds from shareholder notes                     -             6,455
   Proceeds from exercise of stock options,
     stock bonus and stock purchase plans             29,214         4,419
   Payments of capital lease obligations            (112,722)      (99,758)
   Payments of shareholder loans                          -        (20,000)
   Payments on long-term debt                     (3,461,577)     (720,000)
                                                  ----------   -----------
Net cash provided by (used in) financing activities  (46,065)      268,871
                                                  ----------   -----------
Net increase (decrease) in cash                      200,431    (1,414,041)
Cash and cash equivalents at beginning of
  period                                              80,769     1,821,014
                                                  ----------   -----------
Cash and cash equivalents at end of period        $  281,200   $   406,973
                                                  ==========   ===========




      The accompanying notes are an integral part of these consolidated financial statements.

 The viaLink Company (formerly APPLIED INTELLIGENCE GROUP, INC.)
        CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                           (Unaudited)

      For the Nine Months Ended September 30, 1998 and 1997


     In September of 1998, the Company sold its consulting and systems integration assets for $3,000,000 in cash and $1,000,000 in convertible preferred stock, for which $600,000 cash was received prior to September 30, 1998. The net amount receivable of $2,400,000 is recorded in Other receivables in the consolidated balance sheet at September 30, 1998. In addition, approximately $280,000 of the transaction costs were incurred at September 30, 1998.


     Such sale involved the net book value of the following
assets:
          Software development costs                     $352,664
          Furniture and equipment cost                   $247,671
          Other assets                                   $  6,047





      The accompanying notes are an integral part of these consolidated financial statements.

    The viaLink Company (formerly APPLIED INTELLIGENCE GROUP, INC.)
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(Unaudited)
                       September 30, 1998

NOTE 1.    DESCRIPTION OF BUSINESS

     The viaLink Company (formerly Applied Intelligence Group, Inc.) (the "Company") provides network services and leading-edge Internet-based computer applications and business solutions through technology to the retail industry. The Company's viaLinkr Services combine Electronic Commerce and Internet-based applications to provide consumer product manufacturers, distributors, and retailers the capability of doing business electronically with all of their trading partners. The subscription-based viaLink Services allow supply chain participants to electronically send and receive product cost and promotional information in a format that is compatible with any party's system, regardless of their technological sophistication and at a fraction of the cost of traditional electronic data interchange (EDI). In addition, through its wholly owned subsidiary, ijob, Inc., the Company provides human resource recruiting and job candidate matching capabilities, with access to the ijobT database through the Internet. The Company's clients and customers range from small, rapidly growing companies to large corporations and are geographically disbursed throughout the United States.

NOTE 2.    BASIS OF PRESENTATION

     Reference is made to the Company's Annual Report on Form 10-
KSB for the year ending December 31, 1997.

     The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's Annual Report on Form 10-KSB as filed on March 31, 1998.

NOTE 3.  SALE OF CONSULTING AND SYSTEMS INTEGRATION ASSETS

     In early 1998, management of the Company began to reconsider its continued focus on both consulting and network services due to capital constraints and requirements for further development, implementation and marketing of viaLink and ijob. Accordingly, management decided to pursue sale of its consulting and systems integration assets to provide additional capital for and narrow the Company's focus on further development, implementation and marketing of network services, including viaLink and ijob. A letter of intent was executed with The NetPlex Group, Inc. ("NetPlex") on July 31, 1998 and on August 31, 1998, the respective boards of Directors of the Company and of NetPlex unanimously approved the Asset Acquisition Agreement, and the Company and NetPlex executed the Asset Acquisition Agreement. Subsequent to the execution of the Asset Acquisition Agreement, the Company and NetPlex executed an Amendment to the Asset Acquisition Agreement to make the effective date of the sale of the consulting and systems integration assets ("Consulting Assets Sale") September 1, 1998.

     Accordingly, the consolidated balance sheet as of September 30, 1998 and the consolidated statements of operations for the three months and nine months ended September 30, 1998, give effect to the Consulting Asset Sale to NetPlex for $3,000,000 cash plus $1,000,000 in convertible preferred stock, plus future earn-out payments to be received by the Company. Therefore, the revenues and expenses applicable to the consulting and systems integration assets for the month of September are not included in the consolidated statements of operations for the three months and nine months ending September 30, 1998, and consequently, the results of operations for the three months and nine months ended
September 30, 1998 and 1997 may not be comparable.   Furthermore,
the results of operations are not indicative of the results to be expected for the full year ended December 31, 1998.

     Prior to September 30, 1998, in connection with the Consulting Asset Sale, NetPlex paid to the Company a total of $600,000 of the $3,000,000 cash consideration. On September 30, 1998, the Company and NetPlex completed the preliminary closing of the Consulting Asset Sale, and NetPlex placed in escrow, the net cash consideration of $2,400,000 and 643,770 shares of NetPlex preferred stock that represented a valuation of $1,000,000. On October 16, 1998, the Company received net cash proceeds of $1,851,731, after payment from escrow of certain fees, costs and expenses of the transaction and long-term debt repayments, and the Company received 643,770 shares of preferred stock. The Company immediately paid in full the shareholder notes plus accrued interest in the total of $565,094, plus other expenses of the transaction. The net gain on the sale was $2,998,453, net of the costs and expenses discussed above. As a result of the gain, most of the deferred tax asset of $1,049,440 was utilized and charged to expense as of September 30, 1998. The remaining deferred tax asset will be realized from future taxable income, which is not assured, and therefore a full valuation allowance was recorded of $190,000.

     Additional consideration which may be earned and received by the Company from NetPlex includes possible payments under an Earn-out Agreement ("Earn-out"). Under the terms of the Earn-out, the Company will receive a cash payment equal to one-half of any net profits (as defined) of the consulting and systems integration assets over the next seven quarterly periods ending March 31,
2000, not to exceed a total of $1,500,000.   For the quarter
ended September 30, 1998, the Company recorded other income of $132,770 under this Earn-out.


NOTE 4.  RECONCILIATION FOR BASIC AND DILUTIVE EARNINGS PER SHARE ("EPS")


                                        For the Three Months Ended 9/30/98
                                       Income          Shares      Per Share
                                     (Numerator)    (Denominator)   Amount
                                      ---------      -----------   ---------
Basic EPS
   Income available to common
   shareholders                      $1,273,274        2,741,001      $0.46
                                                                     ======
Effect of Dilutive Securities
   Options                             -                  43,819
                                     ----------        ---------
Dilutive EPS
   Income available to common
   shareholders plus assumed
   conversions                       $1,273,274        2,784,820     $0.45
                                     ==========        =========     =====

                                          For the Nine Months Ended 9/30/98
                                       Income          Shares      Per Share
                                     (Numerator)    (Denominator)    Amount
                                      ---------      -----------   ---------
Basic EPS
   Income available to common
   shareholders                      $1,273,061        2,736,042     $0.47
                                                                     =====
Effect of Dilutive Securities
   Options                                 -              52,132
                                     ----------        ---------
Dilutive EPS
   Income available to common
   shareholders plus assumed
   conversions                       $1,273,061        2,788,174    $0.46
                                     ==========        =========    =====



     Options outstanding during the three month and nine month periods ending September 30, 1997 wee not included in the computation of diluted earnings per share because the effect of these outstanding options would be antidilutive.

     Options to purchase 360,000, 50,000 and 102,500 shares of common stock at $5.00, $3.50 and $3.875, respectively, per share were outstanding during the nine months ended September 30, 1998, but were not included in the computation of diluted EPS because the exercise prices were greater than the average market price of the common shares. The options, which expire on November 30, 2001 through March 1, 2007, respectively, were still outstanding at September 30, 1998.


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


OVERVIEW

     The Company provides business solutions through technology primarily to retail companies and to the manufacturers, wholesalers, and other suppliers who provide the products that these retail companies sell (the "Retail Supply Chain"). The information systems services provided by the Company include network services and network-based computer applications accessible through the Internet, known as viaLink, and a human resource recruiting application through the Internet to a variety of other industry clients, known as ijobT.

     Effective September 1, 1998, in connection with the Consulting Asset Sale as more fully described in Note 2 to the Consolidated Financial Statements, the Company also sold the
proprietary Retail Services Application ("RSA") software.   As a
result, the Company no longer has the revenue streams from consulting and system integration fees, hardware and software sales, software license sales and customer support fees. Gross revenues associated with the consulting and systems integration assets were $6,713,542 during the eight months ended August 31, 1998. Following the sale, the Company's has solely focused on implementing its business plans and strategies regarding its viaLink and ijob services and products.

     Historically, before and up to the effective date of the Consulting Division Sale, substantially all of the Company's revenues were earned under consulting and systems integration projects, primarily in the retail industry, through the resale of hardware and software, sale and relicense of its own proprietary software, and from fees for customer support contracts. More recently the Company has developed a recurring source of revenue from its network services business, through viaLink, and ijob. viaLink revenues are derived through retailers and suppliers matching transactions through the viaLink system. ijob revenues are derived through licensing arrangements to use the system.

     In 1993, the Company, based on its early belief in the future importance of electronic commerce, began development of viaLink. viaLink is a designed common industry network application, enabling retailers, manufacturers, wholesalers and other suppliers to share and communicate consumer product data. The Company's viaLink information and subscription database service is accessible and available on the Internet. viaLink first became operational in January 1997.

     viaLink creates a database of information and a single interface solution for retailers to receive product information from all their suppliers, regardless of their technological capabilities and enhances suppliers electronic data interchange
(EDI) capabilities, while fully secured with state-of-the-art firewalls and password protections. The viaLink system permits better management of information flow, reduces errors and invoice discrepancies, improves the accounts receivable collection process and reduces redundant work.

     The Company offers a variety of products and services through its viaLink system. The viaLink Item Catalog allows retailers and suppliers to exchange product, price and promotional information electronically. An Internet accessible shared database and multiple interface formats make it possible to conduct electronic commerce accurately by utilizing the same single source of the item data in the database.

     The viaLink Exchange Manager allows companies to exchange order and invoice transactions through a single interface regardless of the number of trading partners. The Exchange Manager verifies order and invoice information against the Item Catalog and creates exception reports, further enabling accurate and efficient electronic commerce to take place between the retailer and supplier. The Exchange Manager also provides historical reporting of purchases and sales information.

     The viaLink ItemXpress can be used to quickly and accurately create the initial setup of a retailer's pricebook, through a custom load for each retailer's system.

     The Company has also developed and introduced ijob, an Internet-based human resources application. During the second quarter of 1997, ijob, Inc. was formed as a wholly owned subsidiary of the Company, and commenced operations as a separate entity on June 30, 1997. As of November 10, 1998, this wholly owned subsidiary had eleven employees, located at the Company's principal offices in Edmond, Oklahoma.

     ijob is a network-based human resource recruiting application deployed through either the Internet or accessible by telephone. ijob uses these communications systems as a medium to bring together people seeking employment and companies searching for employees. ijob utilizes a database to collect, catalog and match information to screen and pre-qualify job candidates with the human resources needs of employers who subscribe to the ijob network services application.

     ijob, Inc. markets and services its products through a strategic web-based human resource product called ijob inSource. ijob inSource is a dedicated and proprietary candidate recruiting and database management product, custom designed and private labeled for individual organizations.

     The Company believes this system represents a technological improvement over current Internet "resume web sites" where career material is simply posted on unscreened databases or on bulletin boards. With ijob, the subscribing employer benefits by receiving a list of pre-qualified applicants who have greater probability of meeting the employer's human resource needs. Computer assisted structured interviews ("CASI") and skill testing are used to help determine if the applicant will meet the prospective employer's needs. This predictive system enables employers to conduct focused searches, thereby saving time and money. Free to jobseekers, ijob maintains all information in its active database until the applicant requests its withdrawal.


RESULTS OF OPERATIONS

     INTRODUCTION. The results of operations for the three months and nine months ended September 30, 1998 include the Consulting Division Sale, more fully discussed in Note 3 to the Consolidated Financial Statements. Therefore, the revenues and expenses applicable to the consulting and systems integration assets for the month of September are not included in the consolidated statements of operations for the three months and nine months ending September 30, 1998, and consequently, the results of operations for the three months and nine months ended September 30, 1998 and 1997 may not be comparable.

     REVENUES. Gross revenues decreased $884,511 (33 percent) to $1,775,043 for the third quarter of 1998 from $2,659,554 for the comparable quarter of 1997. Revenues in the first nine months of 1998 increased $1,335,257 (20 percent) to $7,920,746 from
$6,585,490 for the first nine months of 1997. The third quarter decrease in gross revenue was almost entirely due to the Consulting Asset Sale effective September 1, 1998, and the resulting loss of one month's revenues for September. The increase in gross revenues for the nine months ended September 30, 1998 were primarily attributable to the Company's consulting and systems integration fees, which revenue source was sold in the Consulting Division Sale. The increase was also due to increased sales and marketing efforts, the addition of a sales and marketing executive in January 1998, the results of concentrated sales and marketing efforts, with sales increases primarily in the consulting fees earned during this period.

     Hardware and Product Sales. Hardware and product sales decreased $740,518 (52 percent) from $1,438,301 in the third quarter of 1997 to $697,783 in the third quarter of 1998. Hardware and product sales for the first nine months of 1998 decreased $443,293 (20 percent) from $2,214,314 for the first nine months of 1997 to $1,771,021 for 1998. The decrease for the third quarter of 1998 was mainly due to purchases by a large client of point-of-sale terminals for 101 new stores opened in the third quarter of 1997, with no similar large orders in 1998. The decrease for the first nine months of 1998 was due to the transition and changing of focus to higher margin revenue streams of consulting and systems integration fees and less focus on hardware sales which generally have lower profit margins. The Consulting Asset Sale also accounted for a portion of the decrease in 1998. The Company will no longer market and sell hardware and software products. Therefore, the revenues from these sources are expected to be zero.

     Solutions. Solutions revenues decreased $22,000 (44 percent) from reported revenues of $50,584 in the third quarter of 1997 to $28,584 in the same period of 1998. Revenues for the first nine months of 1998 were $316,853, an increase of $210,637 (198 percent) from $106,216 for 1997. A sale of the Company's RSA product totaling $152,000 was made during the nine months ended 1998, whereas no such large sale of RSA was made during 1997.
The increase for the nine months is also due to additional ChainLink licenses totaling $30,000 that were sold during 1998. In connection with the Consulting Asset Sale, the Company entered into a Remarketing and Relicensing Agreement with NetPlex to sell the proprietary communications product, ChainLink, and the Company will no longer actively market and sell ChainLink. Therefore, the Company does not expect any significant revenues with respect to its historical solutions business.

     Consulting and System Integration Fees. Consulting fees earned during the three months ended September 30, 1998 totaled $808,666 compared to $827,506 for the same period in 1997, a decrease of $18,840 (2 percent). The third quarter of 1998 excludes consulting fees revenues for the one month of September
due to the Consulting Asset Sale.   Consulting fees for the first
nine months of 1998 were $4,620,742, compared to $3,105,428 for 1997, an increase of $1,515,314 (49 percent). The increase for the nine months of 1998 was due the concentrated effort to increase consulting revenue, with the addition of two large consulting projects during this period. As a result of the Consulting Asset Sale, the Company no longer expects or intends to perform consulting projects as a source of revenue.

     Customer Support. Customer support revenues decreased $28,199 (30 percent) to $65,610 for the third quarter of 1998 from $93,809 for the third quarter of 1997. The third quarter of 1998 excludes customer support fees for the one month of September due to the Consulting Asset Sale. Customer support revenues for the first nine months of 1998 increased $44,475 (13 percent) to $383,620 from $339,145 for the same period in 1997. The increase was due to additional contracts obtained in 1998 and higher levels of billings for hours in excess of the standard contract levels than were billed in 1997, offset by the loss of one month of revenues in 1998 due to the Consulting Asset Sale. As a result of the Consulting Asset Sale, the Company no longer expects to earn revenues from this source.

     Network Services and Applications. Revenues from the Company's recurring network services and network-based computer applications were $174,400 for the three months ended September 30, 1998, a decrease of $62,600 (27 percent) compared to $237,000 for the third quarter of 1997. Such revenues for the nine months ended September 30, 1998 were $828,510, an increase of $165,636 (25 percent) from $662,874 for the comparable period in 1997. The decrease in revenues during the third quarter of 1998 was due to the loss of a monthly contract with a health provider, which was present during the same period in 1997. Overall, however, this health provider accounted for the increase in revenue for the nine months ending September 30, 1998. These services represented the only source of recurring revenue during the nine month period. The viaLink subscriber list for both retailers and suppliers has grown from 20 in January 1998 to 206 at the end of the third quarter, representing more than 6,400 stores.

     DIRECT COST OF SALES. Direct cost of sales, which consists of purchased hardware and certain software for resale, and costs associated with the Company's proprietary software products, decreased $447,586 (39 percent) to $700,191 in the third quarter of 1998 from $1,147,777 in the third quarter of 1997. For the first nine months of 1998 direct cost of sales decreased $157,517 (9 percent) to $1,681,305 from $1,838,822 for the first nine months of 1997. The increase in cost of sales for the third quarter of 1998 and the decrease in cost of sales for the nine months ended September 30, 1998 were both in line with the changes in hardware and solution sales for the corresponding periods. As a result of the Consulting Asset Sale, the Company will no longer be a reseller of hardware and software and will no longer incur these expenses.

     SALARIES AND BENEFITS EXPENSE. Salaries, wages, taxes and related benefits, and contract labor expenses totaled $1,183,741 for the three months ended September 30, 1998, compared to $1,685,366 for the same period in 1997, a decrease of $501,625 (30 percent). Salaries, wages, taxes and related benefits, and contract labor expenses totaled $4,577,001 for the first nine months of 1998 compared to $4,600,660 for the same period in 1997, a decrease of $23,659 (less than one percent). The Company has 32 full-time employees as of November 12, 1998.

     During 1998, the Company utilized contract programmers for client engagements throughout the first nine months to a greater extent than in 1997, with contract programmer expenses totaling $620,833 in 1998 compared to a total cost for contract programmers in 1997 of $374,255, an increase of $246,578 (66 percent). These increases were offset by the decreases in overall salaries, wages, taxes and benefits of $221,084. In addition, late in the first quarter of 1997, a contract sales executive was hired to promote sales in the solutions business area of the Company. Contract labor expenses totaled $85,283 during the third quarter of 1998 compared to a total of $93,590 for the same quarter in 1997, a decrease of $8,307 (9 percent). Contract programmers are only hired to staff revenue generating projects.

     Direct payroll costs of salaries and wages totaled $1,183,741 for the three months ended September 30, 1998 compared to $1,685,366 for the same period in 1997. Direct payroll costs of salaries and wages decreased $501,625 (30 percent), while payroll taxes and employee benefits decreased a total of $44,278 (25 percent). Direct payroll costs of salaries and wages for the nine months ending September 30, 1998 totaled $3,966,411, a decrease of $228,061 (6 percent) from the total of $4,194,472 in 1997. The decreases are principally attributable to the Consulting Asset Sale effective September 1, 1998.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense (SG&A) decreased $364,441 (45 percent) to $445,942 for the quarter ended September 30, 1998 from $810,383 for the quarter ended September 30, 1997. For the nine months ended September 30, 1998, SG&A decreased $472,071 (23 percent) to $1,592,193 from $2,064,264 for 1997.

     Travel, meetings and training expenses decreased $62,133 (41 percent), from $150,530 in the third quarter of 1997 to $88,397 in the same quarter of 1998. Travel expenses for the nine months ended September 30, 1998 decreased 113,167 (26 percent) to $326,198 from $439,865 for the same period in 1997. The decreases for both the quarter and the first nine months of 1998 was partially due to the Consulting Asset Sale, and partially due to reduced non-billable travel.

     Occupancy expense, including rent, repairs and maintenance and insurance costs, decreased $24,141 (15 percent) for the third quarter 1998 compared to the third quarter 1997 due primarily to the closing of the ijob service centers. Total occupancy expense for the nine months ending September 30, 1998 is $482,184 compared to a total of $431,880 for the nine months ending September 30, 1997, an increase of $50,304 (12 percent). The increase was primarily due to increased insurance costs for 1998.

     Telecommunications expense decreased $33,794 (41 percent) from $83,420 for the three months ended September 30, 1997 to $49,626 in the same period of 1998. Telecommunications expenses for the nine months ended September 30, 1998 increased $13,880 (8 percent) to $198,462 from $184,582 for the same period in 1997. The decrease in the third quarter was primarily due to the closing of the ijob satellite centers by the end of the second quarter, and the comparison to the prior year third quarter when
(i) the startup of ijob operations and the opening of a new service center during the second quarter were present and in operation, (ii) the expansion of the Company's communication systems for viaLink and web site hosting services, (iii) and greater long distance usage due to the increased sales and marketing activities of the Company.

     Advertising and promotion expenses totaled $17,480 for the third quarter of 1998 compared to $80,167 for the same quarter in 1997, a decrease of $62,687 (78 percent). For the first nine months of 1998, advertising and promotion expenses totaled $69,206 compared to $167,646 for the comparable period of 1997, a decrease of $98,440 (59 percent). The decreases were due primarily to a much higher volume of advertising of viaLink in the prior year, and current year restrictions on available cash flow minimizing the Company's advertising expenditures.

    Supplies and resources decreased in the third quarter of 1998 by $45,647 (71 percent) from the third quarter in 1997, and supplies and resources expenses for the nine months ended September 30, 1998 totaled $69,690 compared to $206,990 for the nine months ended September 30, 1997, a decrease of $137,300 (66 percent). These decreases were due to the start up costs associated with ijob in the prior year, which expenses were not present in the current period with the closing of the ijob satellite centers, and the reduced expenses in 1998 due to cash flow restrictions.

     Professional fees decreased $41,237 (29 percent) to $103,026 in the three months ended September 30, 1998 compared to $144,263 in the three months ended September 30, 1997. Professional fees decreased $150,224 (35 percent) to $278,049 for the nine months ended September 30,1998 compared to $428,273 for the same period in 1997. These decreased expenses were due primarily to the use of an outside public relations firm, higher than normal expenses to consultants used in conjunction with development of the viaLink MarketLink product. The start up costs associated with ijob in 1997 were not incurred in 1998. In addition, expenses were reduced in 1998 due to restrictions on cash flow.

     NET INTEREST EXPENSE. Net interest expense increased $29,873 (132 percent) to $52,592 for the three months ended September 30, 1998 from $22,719 for the same period in 1997. Net interest for the first nine months of 1998 increased $100,425 (190 percent) to $153,246 from $52,821 for the same period in 1997. Outstanding borrowings in 1997, other than shareholder loans, were very low, while during 1998 the Company required higher levels of borrowings under its line of credit and interest expense increased accordingly. During the first quarter of 1998, the Company completed a new credit facility with a commercial lender that replaced and increased the working capital line-of-credit with a bank. As of September 30, 1998, the Company had a balance under this line-of-credit of $551,062. Average total outstanding debt, including shareholder loans and capital leases, during the first nine months of 1998 was $1,233,000 compared to the average outstanding debt for the first nine months of 1997 of $857,000.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense totaled $223,536 for the third quarter ended September 30, 1998 compared to $197,182 for the same quarter ended 1997, an increase of $26,354 (13 percent). Depreciation and amortization expenses totaled $725,723 for the first nine months of 1998 compared to $592,914 for the same period in 1997, an increase of $132,809 (22 percent). The increase was due to total capital asset expenditures made during 1997 of $1,085,145, but capital asset expenditures for the first nine months of 1998 total $509,497, including software development costs capitalized of $486,582 and expenditures for other fixed assets of $22,915. Depreciation and amortization related to the assets sold in the Consulting Asset Sale for the month of September is not included in the statements of operations for the three months and nine months ended September 30, 1998. The Company does not anticipate significant capital expenditures during the fourth quarter of 1998.

     GAIN ON SALE OF CONSULTING BUSINESS. The consolidated financial statements as of September 30, 1998 and for the three months and nine months ended September 30, 1998, give effect to the Consulting Asset Sale to NetPlex for $3,000,000 cash plus $1,000,000 in convertible preferred stock, plus future earn-out payments to be received by the Company. As a result of the Consulting Assets Sale, the Company incurred a one-time net gain of $2,998,453, net of the costs and expenses discussed above. As a result of the gain, most of the deferred tax asset of $1,049,440 was utilized and charged to expense as of September 30, 1998. The remaining deferred tax asset will be realized from future taxable income, which is not assured, and therefore a full valuation allowance was recorded of $190,000.

     Prior to September 30, 1998, in connection with the Consulting Asset Sale, NetPlex paid to the Company a total of $600,000 of the $3,000,000 cash consideration. On September 30, 1998, the Company and NetPlex completed the preliminary closing of the Consulting Assets Sale, and NetPlex placed in escrow, the net cash consideration of $2,400,000 and 643,770 shares of NetPlex preferred stock that represented a valuation of $1,000,000. On October 16, 1998, the Company received net cash proceeds of $1,851,731, after payment from escrow of certain fees, costs and expenses (legal, accounting, printing, commissions, etc.) of the transaction and long-term debt repayments, and the Company received 643,770 shares of preferred stock. The Company immediately paid in full the shareholder notes plus accrued interest in the total of $565,094, plus other expenses of the transaction.

     Additional consideration which may be earned and received by the Company from NetPlex includes possible payments under an Earn-out Agreement ("Earn-out"). Under the terms of the Earn-out, the Company will receive a cash payment equal to one-half of any net profits (as defined) of the consulting and systems integration assets over the next seven quarterly periods ending March 31,
2000, not to exceed a total of $1,500,000.   For the quarter
ended September 30, 1998, the Company recorded other income of $132,770 under the Earn-out.

     TAX PROVISION (BENEFIT). SFAS 109, "Accounting for Income Taxes", requires, among other things, the separate recognition, measured at currently enacted tax rates, of deferred tax assets and deferred tax liabilities for the tax effect of temporary differences between the financial reporting and tax reporting bases of assets and liabilities, and net operating loss and tax credit carryforwards for tax purposes. A valuation allowance must be established for deferred tax assets if it is "more likely than not" that all or a portion will not be realized. Prior to the third quarter of 1998, the Company had recorded a tax benefit of $1,049,440 related to the pre-tax losses incurred in prior years, and no valuation allowance had been established prior to the third quarter of 1998. As a result of the gain, the deferred tax asset of $1,049,440 was utilized, including a valuation allowance of $190,000, and charged to expense as of September 30, 1998. The Company will not record any further tax benefits and deferred tax assets until such time as management believes it is more likely than not that the Company will be profitable in the future.



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

YEAR 2000 PLAN

     Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field. These date code fields will need to accept four-digit entries to distinguish 21st century dates from 20th century dates. This problem could result in system failures or miscalculations causing disruptions of business operations. As a result, in approximately one year, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance.

     The Company's vendors, customers, suppliers and service providers are under no contractual obligation to provide Year 2000 information to the Company. Generally, the Company believes its key internal software systems are either compliant, the vendors claim compliance, or the problems can be corrected by purchasing small amounts of hardware, software or software upgrades, where necessary. The Company is also continuing its assessment of the readiness of external entities, such as subcontractors, suppliers, vendors, and service providers that interface with the company.

     Based on the its assessments and current knowledge, the Company believes it will not, as a result of the Year 2000 issue, experience any material disruptions in internal processes, information processing or services from outside relationships. The Company presently believes that the Year 2000 issue will not pose significant operational problems and the Company will be able to manage its total Year 2000 transition without any material effect on the Company's results of operations or financial condition. The most likely risks to the Company from Year 2000 issues are external, due to the difficulty of validating all key third parties' readiness for Year 2000. The Company has sought and will continue to seek confirmation of such compliance and seek relationships which are compliant.

     As noted, the Company currently anticipates that all of its internal systems and equipment will be Year 2000 compliant by the end of the second quarter of 1999 and that the associated costs will not have a material adverse effect on the Company's results of operations and financial condition. However, the failure to properly asses or timely implement a material Year 2000 problem could result in a disruption in the Company's normal business activities or operations. Such failures, depending on the extent and nature, could materially and adversely effect the Company's operations and financial condition. To date, the Company has not developed a contingency plan.

     Under the terms of the Consulting Asset Sale to NetPlex, discussed more fully elsewhere in this Report, the Company retains the liability and responsibility for software programs developed and installed in customer sites by the Company prior to September 1, 1998. The Company is unable to determine at this time the extent to which potential liability for Year 2000 requirements may exist and the Company could incur substantial costs, which would potentially have a material adverse effect on the Company.

     The Company does not believe that the costs of its Year 2000 Program have been or are material to its financial position or results of operations. All expenses have been charged against earnings as incurred and the Company intends to continue to charge such costs against earnings as the costs are incurred.


     The Company in its ordinary course of business tests and evaluates its own software products on a continuous basis. The Company believes that its own developed software products are generally Year 2000 compliant, meaning that the use or occurrence of dates on or after January 1, 2000 will not materially affect the performance of the Company's software and network services products with respect to four digit date dependent data or the ability of such products to correctly create, store, process and output information related to such date data. Notwithstanding such belief by management, the products being tested for compliance include all of the services and systems included in the viaLink products and services and the ijob inSource system. Since these are network database systems, there is not an issue of earlier versions which will require upgrade to be Year 2000 compliant.

     The estimates and conclusions set forth herein regarding Year 2000 compliance contain forward-looking statements and are based on management's estimates of future events and information provided by third parties. There can be no assurance that such estimates and information provided will prove to be accurate. Risks to completing the Year 2000 project include the availability of resources, the Company's ability to discover and correct potential Year 2000 problems and the ability of suppliers and other third parties to bring their systems into Year 2000 compliance.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital position was significantly enhanced as a result of the Consulting Asset Sale effective September 1, 1998. As of September 30, 1998 the Company had cash and cash equivalents of $281,200, and working capital of $2,703,807, with a working capital ratio of 1.81 to 1, as compared to a working capital deficit of $331,366 as of December 31, 1997. The Consulting Asset Sale, with appropriate receivables recorded, has been recognized as of September 30, 1998.

     During the nine months ended September 30, 1998, net cash increased a total of $200,431. Net cash provided by operating activities for the first nine months of 1998, including giving effect to the Consulting Asset Sale, was $3,870,505, compared to net cash used in the first nine months of 1997 of $916,701. This increase in cash was due to the improved operations during the nine month periods ending September 30, 1998 compared to 1997, and to the Consulting Asset Sale effective September 1, 1998.
The Company does not expect significant cash flow to be generated through future operations for the next six months and must use its current level of cash and collection of accounts receivable to operate the business.

     During the nine months ended September 30, 1998, the Company expended only $22,915 for investing activities in various fixed assets and $486,586 for software development costs of its proprietary software products, compared to total expenditures of $319,158 and $447,053, respectively, for the same items in the nine months ended September 30, 1997. As of November 10, 1998, the Company had no material firm cash commitments for capital expenditures, nor does the Company expect to incur any material cash commitments for capital expenditures for the remainder of 1998, other than capitalized internal staff costs for further development of viaLink and ijob.

     During the nine months ended September 30, 1998, financing activities used net cash of $46,064, which was mainly provided by net borrowings under the new credit facility of $61,062. Payments on the Company's capital lease obligations of $112,722 and a decrease in the book overdraft of $23,619 offset the borrowings. In addition, during the nine months ended September 30, 1998 the Company received $29,215 through the exercise of stock options, the Company stock purchase plan and the stock bonus plan.

     Subsequent to September 30, 1998, upon receipt of the net proceeds from the Consulting Asset Sale, the Company paid the shareholder notes in the principal amount of $482,830, plus the accrued interest of $82,264, for a total of $565,094.

     As of September 30, 1998, the Company had borrowed $551,062 under its credit facility, bearing interest at 11.25%. On October 16, 1998, the Company paid the outstanding principal balance of $433,241 in full and cancelled the credit facility. The Company does not have any available borrowing or credit facility available as of November 12, 1998. The Company maintains a credit facility including a $1,000,000 large sale financing option with IBM Credit Corp. Under this facility the Company may finance directly with IBM Credit Corp. large sales of hardware and software. As of September 30, 1998, the Company had financed $288,830 under the IBM Credit Corp. arrangement, which was included in accounts payable. The Company still has this credit arrangement available.

     The Company anticipates that its operations for the next six months will be funded out of cash and cash equivalents. The
Company believes that these sources of funds will be sufficient to satisfy the Company's operating and capital requirements for at least the next six months. Future capital requirements of the Company will depend on its growth rate, profitability, working capital requirements and level of investment in long term assets. Increases in these capital requirements would accelerate the Company's use of such financing sources. If this occurs, the Company may, from time to time, incur indebtedness or attempt to issue, in public or private transactions, equity or debt securities. There can be no assurance that the Company will be able to obtain requisite financing when needed on acceptable terms. See Item 5. Other Information "Certain Factors That May Affect Future Results--Future Capital Needs; Uncertainty of Additional Financing; Possiblity of Significant Diluation."


CONSULTING ASSET SALE; CHANGE IN BUSINESS; EXPECTED LOSS

     The Company is negotiating with several potential marketing, hosting and development partners to join in strategic alliances with the Company to further develop, host and market the products and services and implement the business strategies and plans for viaLink and ijob.

     With the Consulting Asset Sale, approximately ninety percent of its historical revenues will not be available to the Company.
Historical revenues associated with the Consulting Division Sale were $6,713,542 for the eight months ended August 31, 1998. In fact, as a result of the Consulting Assets Sale, the Company fundamentally should be viewed as a development stage company, since its planned principal operations are underway, but have not yet generated significant revenues.

     The Company expects to report a loss from operations for the fourth quarter of 1998. The Company expects to continue the high level of expenditures for investment in, and sales and marketing of its new network information systems, viaLink and ijob. The extent of the fourth quarter loss will depend on revenues from its network services and application products, which have not yet achieved market acceptance, and the Earn-out payments. To date, gross revenues from these sources have not been significant. The Company's strategy is to invest in new network information systems to facilitate its plan to build recurring network service revenues with higher profit margins. In order to implement its strategy, the Company believes that it will need significant additional capital resources, as well as host and marketing partners for its viaLink product. The Company is currently seeking additional equity or debt financing and negotiating with potential hosts or marketing partners. There can be no assurance, however, that these efforts will be successful or that the Company will be able to obtain equity or debt financing or agreements with host or marketing partners on commercially reasonable terms, if at all. A failure by the Company to successfully negotiate such arrangements would have a material adverse affect of the Company's business, financial condition and results of operations, including its viability as an enterprise. As a result of the high level of expenditures for selling and marketing and investments in these network services, the Company expects to incur losses in future periods until such time, if ever, as the recurring revenues from these systems are sufficient to cover the expenses.



PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Consent To Action in Lieu of a Meeting of the Shareholders of Applied Intelligence Group, Inc., whereby the Company approved (i) the Asset Acquisition Agreement, (ii) amendment to the Company's Articles of Incorporation to change the name of the Company to The viaLink Company, (iii) amendments to the Company's 1995 Stock Option Plan, and (iv) amendments to the Company's 1998 Non-Qualified Stock Option Plan, effective as of the first day of September, 1998. The Consent to Action in Lieu of a Meeting of the Shareholders was filed with the Information Statement, Form 14-C, filed with the Securities and Exchange Commission on September 10, 1998.



ITEM 5.  OTHER INFORMATION

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

     The Company does not provide forecasts of its future financial performance. However, from time to time, information provided by the Company or statements made by its employees may contain "forward-looking" information that involves risks and uncertainties. In particular, statements contained in this Report that are not historical facts constitute forward-looking statements and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results of operations and financial condition have varied and may in the future vary significantly from those stated in any forward-looking statements. The Company's future operating results are subject to risks and uncertainties and are dependent upon many factors, including, without limitation, (i) changes in the general level of economic activity in the markets served by the Company, (ii) introduction of new products or services by competitors,
(iii) the availability of capital sufficient to support the Company's level of activity, (iv) the ability of the Company to implement its business plans and strategies, (v) delays in implementing the Company's viaLink services, (vi) the ability of the Company to understand, anticipate and respond to rapidly changing technologies, market trends and customer needs, and
(vii) the ability of the Company to recruit and retain highly talented professionals in a competitive job market. The Company's ability to market and sell its products could also be adversely affected by the emergence of new competitors in the market place and by changes resulting in increased government regulation.
Each of these factors, and others, are discussed from time to time in the filings made by the Company with the Securities and Exchange Commission.

Market Acceptance

     Because the markets for the Company's products and services are evolving, it is difficult to predict the future growth rate, if any, and size of these markets. There can be no assurance that markets for the Company's products will continue to develop, that the Company's products and services will be accepted by existing and potential customers, or that the retail industry will utilize the Internet or the Company's telecommunications network for information management, all of which are critical to the success of the Company. The Company believes that a number of factors will determine product acceptance, such as product performance, ease of adoption, migration from host-based to network computing environments, and operability with diverse hardware, network servers and databases. If markets fail to develop, develop more slowly than expected or become saturated with competitors, or the Company's products fail to achieve or sustain market acceptance, the Company's business, operating results and financial condition will be materially adversely affected.

     Success of the Company's viaLink network information service as an industry wide shared database is dependent on subscriptions from a large number of industry participants. It is also difficult to predict the number of industry participants (manufacturers, suppliers and retailers) that will subscribe to the service. Furthermore, it is difficult to predict the amount of time required for a significant number of industry participants (manufacturers, suppliers and retailers) to subscribe to viaLink. The Company believes the rate of acceptance is dependent on many factors, including the success of initial subscribers, improvements in technological performance, the functionality and performance of the service, and continued acceptance of the Internet for business use.

     Because viaLink is recently introduced, it is difficult to predict the future growth rate, if any, and the size of the market for such products and services. There can be no assurance that a market will develop for viaLink or continue to grow and expand. If a market fails to develop, develops more slowly than expected or the market for the Company's products and services fails to continue to grow and expand or becomes saturated with competitors, the Company's business, operating results and financial condition will be materially adversely affected.


Future Capital Needs; Uncertainty of Additional Financing;
Possibility of Significant Dilution

     Companies, such as the Company, attempting to develop a market and market acceptance for a new technology typically need large amounts of capital to fund growth. While the Company currently believes that its current cash and cash equivalents will be sufficient to meet its presently anticipated cash needs for working capital and capital expenditure requirements through the first quarter of 1999, the Company's future capital requirements will depend on a number of factors, including its profitability, growth rate, working capital requirements, and costs of future research and development activities. However, the Company's cash requirements may very materially from those now planned as a result of unforeseen changes that could consume a significant portion of the available resources before that time.

     Future operating results will depend, in part, on the Company's ability to obtain and manage capital sufficient to finance its business, including the marketing and development of viaLink and ijob. To the extent that funds expected to be generated from the Company's operations are insufficient to meet current or planned operating requirements, the Company will seek to obtain additional funds through bank facilities, equity or debt financing, collaborative or other arrangements with corporate partners and from other sources. Such additional funding may not be available when needed or on terms acceptable to the Company, which could have a material adverse effect on the Company's business, financial condition and results of operations, including the Company's viability as an enterprise. If adequate funds are not available, the Company may be required to delay or to eliminate certain expenditures or to license third parties the rights to commercialize technologies that the Company would otherwise seek to develop itself. In addition, in the event that the Company obtains any additional funding, such financing may have a substantially dilutive effect on the holders of the Company's securities.

Competition

     The environment within which the Company operates is intensely competitive and subject to rapid change. To maintain or increase its market share position in the retail, supplier, and wholesale distribution industries, the Company will need to continually develop additional products, introduce new product features and enhancements, and expand its professional services capability. The Company currently competes principally on the basis of the specialized nature of its viaLink and ijob services and products. Specifically, the features and functions of the Company's software products include adaptability and scalability and their interoperability with other network products, product quality, ease-of-use, reliability and performance, company reputation and professional service, integration with other enterprise and network applications, and adaptability to popular operating systems, relational databases and communications hardware architecture. Current and potential competitors in the markets for the Company's products and services generally are better known and have greater financial, technical, research and development and marketing resources than the Company.

Rapid Technological Change

     The network application software market is subject to rapid technological change, frequent new product introductions, and evolving technologies and industry standards that may render existing products and services obsolete. While the Company is not aware of any emerging products that are likely to render its existing products and services obsolete, there can be no assurance that the Company's products and services could not suffer such obsolescence. However, within the grocery supply chain, the viaLink system offers a unique service to end-to-end supply chain management.

     Because of the rapid pace of technological change in the network application software industry, the Company's current market position in the retail and wholesale distribution industries or other markets that it may enter could be eroded rapidly by product advancements. The Company's products must keep pace with technological developments and conform to evolving technologies and standards, including developments within the network computing environment, and must address increasingly sophisticated customer needs. Such developments may require, from time to time, substantial capital investments by the Company in product development and testing. There can be no assurance that the Company will have sufficient resources to make the necessary investments. Also, there can be no assurance that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of new products, including viaLink, that the new products and product enhancements will meet the requirements of the marketplace and achieve market acceptance, or that the Company's current or future products will conform to industry requirements.

Fluctuations in Quarterly Operating Results May Be Significant

     The Company's quarterly operating results have, in the past, varied and may in the future vary significantly, depending on factors such as the size, timing and recognition of revenue from the timing of new product releases and market acceptance of these new releases and increases in operating expenses. Thus, the Company's revenues and results of operations have and may continue to vary significantly from quarter to quarter, period to period, and year to year based upon frequency and volume of sales and the future volume of viaLink subscriptions. Due to the relatively fixed nature of certain of the Company's costs throughout each quarterly period, including personnel and facilities costs, the present level of revenues is insufficient to enable the Company to operate profitably. Therefore, the Company will report losses in future periods until such time as the recurring revenues from these systems are sufficient to cover the expenses.

Reliance on the Internet

     Widespread acceptance of the Internet, in general and the World Wide Web in particular, within the retail industry as a vehicle for electronic commerce is critical for the rapid adoption and deployment of viaLink. There are a number of critical issues concerning the commercial use of the Internet (including security, reliability, cost, ease of use and access, and quality of service). While the Company believes that viaLink offers significant advantages for telecommunication and information management over the Internet, there can be no assurance that information management utilizing viaLink over the Internet will become widespread, in which case the viaLink subscriber may be required to utilize the Company's private communications network, possibly at comparatively higher cost.

     The adoption of the Internet for communications and information management, particularly by those organizations that have historically relied upon alternative means of communication and information management, generally requires acceptance of a new way of conducting business and exchanging information. In particular, organizations that have already invested substantial resources in other means of exchanging information may be particularly reluctant or slow to adopt a new strategy that may make their existing personnel and infrastructure obsolete.

     Furthermore, there are currently few laws or regulations directly applicable to access to or commerce on the Internet; however, due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be enacted or adopted with respect to the Internet and commerce thereon, covering issues such as user privacy, pricing and pricing characteristics, and quality of products and services. The enactment or adoption of any such laws and regulations may impact acceptance of the Internet as a means of commerce and increase the cost of commerce on the Internet, which could affect the marketability of viaLink, and, in such event, could have an adverse effect on the Company's operating results or financial condition.

Dependence on Key Personnel

     The Company's success will largely be dependent upon the skills and efforts of the executive officers and other key
employees.   The loss of services of any of its executive
officers or other key employees could have an adverse effect on the operations of the Company. The Company is a party to non-competition agreements with each of its executive officers,
other employees and key employees.   The laws governing such
agreements are in continual flux, however, and the enforceability of such agreements in each jurisdiction in which enforcement might be sought is uncertain. The inability of the Company to hire talented personnel or the loss of key employees could have a material adverse effect on the Company's business and results of operations.

Competition for Employees

     The success of the Company has been and will continue to be dependent in large part on its ability to attract and retain talented and qualified employees, including highly skilled management personnel. Competition in the recruiting of highly qualified personnel in the software industry is intense. From time to time the Company has experienced, and may experience again, difficulty in recruiting talented and qualified employees. The Company's inability to recruit additional professional services or other necessary personnel could have a material adverse effect on the Company's business and results of operations. There can be no assurance that the Company will be able to continue to attract, motivate and retain personnel with the skills and experience needed to successfully manage its business and operations.

Volatility of Stock and Warrant Prices

     The market prices of the Company's Common Stock and Warrants are likely to be highly volatile and could be subject to significant fluctuations in response to, and may be adversely affected by, variations in quarterly operating results, changes in earnings estimates by analysts, developments in the computer service and software industry, adverse earnings or other financial announcements of the Company's customers and general stock market conditions, as well as other factors. In addition, the stock market has experienced extreme price and volume fluctuations from time to time, especially equity securities of many high technology and software companies, which have, in certain circumstances, borne no meaningful relationship to performance. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been initiated against such a company. Such litigation could result in substantial costs and a diversion of management's attention and resources, which would have a material adverse effect on the Company's business, operating results and financial condition. These broad market fluctuations may adversely affect the market prices of the Common Stock and Warrants.

Shares Eligible for Future Sale and Lock-Up Agreements

     Sales or availability for sale of substantial amounts of shares of the Company's Common Stock in the public market after completion a two year lock-up period ending on or about November 21, 1998, could adversely affect the market price of the Common Stock and Warrants and, consequently, the Company's ability to raise additional capital. As of October 31, 1998, the Company has 2,741,974 shares outstanding, of which the Company's executive officers and directors, hold in the aggregate 1,500,000 shares of Common Stock. In connection with the initial public offering of the Company's Common Stock in November 1996, the executive officers of the Company and the holders of stock options, who currently hold in the aggregate options for the purchase of 70,578 shares of Common Stock, have agreed, pursuant to certain lock-up agreements with the Underwriter of the Company's initial public offering, not to sell or otherwise dispose of any shares of the Company's Common Stock beneficially owned for a period expiring two years from the date of the initial public offering of November 21, 1996. Therefore, on or about November 21, 1998, approximately 1,570,000 shares will be eligible for sale on the public market, subject to Rule 144 requirements and limitations.

Anti-Takeover Effect of Charter Provisions and Bylaws;
Availability of Preferred Stock for Issuance

     The issuance of the Company's Preferred Stock could be used to discourage an unsolicited acquisition proposal. The Company's Certificate of Incorporation and Bylaws, as amended, and the Oklahoma General Corporation Act contain provisions that could discourage a proxy contest or make more difficult the acquisition of a substantial block of the Company's Common Stock. Such provisions could limit the price that investors might be willing to pay in the future for shares of the Common Stock. The Board of Directors is authorized to issue, without shareholder approval, up to 10,000,000 shares of Preferred Stock of the Company with voting, conversion and other rights and preferences that may be superior to the Common Stock and that could adversely affect the voting power or other rights of the holders of the Common Stock. Pursuant to agreement with the Underwriter of its initial public offering, the Company has agreed, for a period of three years following the effective date of the prospectus on November 20, 1996, not to issue any Preferred Stock without the prior written consent of the Underwriter.

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



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          None

     (b) Reports on Form 8-K

         Form 8-K dated September 4, 1998
          Item 2. Acquisition or disposition of assets

         Form 8-K dated October 27, 1998
          Item 2. Acquisition or disposition of assets
          Item 5. Other events
                    Amendment to stock options plans
                    Name change to The viaLink Company
                    Resignation and election of officers

                           SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              The viaLink Company
                         (formerly APPLIED INTELLIGENCE GROUP,
                    INC.)



                              By:    /s/ LEWIS B. KILBOURNE
                                     Lewis B. Kilbourne
                                     Chief Executive Officer



November 14, 1998

                              By:    /s/ JOHN M.DUCK
                                     John M. Duck
                                     Vice President and Chief
                                       Financial Officer

November 14, 1998