Form 10KSB
period 1998-12-31
VIALINK CO
filed 1999-03-04
CIK 1017137

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1998

                      Commission file number:  000-21729

                              THE VIALINK COMPANY
                  (Formerly APPLIED INTELLIGENCE GROUP, INC.)
                (Name of Small Business Issuer in its Charter)


                 Oklahoma                                   73-1247666
      (State of Other Jurisdiction                       (I.R.S. Employer
     Incorporation or Organization)                    Indemnification No.)

             13800 Benson Road
             Edmond, Oklahoma                               73013-6417
(Address of Principal Executive Offices)                    (Zip Code)


                                (405) 936-2500
               (Issuer's Telephone Number, Including Area Code)

        Securities registered under Section 12(b) of the Exchange Act:

                                                       Name of Each Exchange
           Title of Each Class                          on Which Registered
           -------------------                          -------------------
                  None                                          N/A


        Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $.001 par value
                               (Title of Class)
                   Redeemable Common Stock Purchase Warrants
                               (Title of Class)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

     Yes   X     No
         -----      -----

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer's revenues for the fiscal year ending December 31, 1998 were $8,230,628.

     As of February 26, 1999, the aggregate market value of the voting common stock of the registrant held by non-affiliates of the registrant (affiliates for these purposes being Registrant's directors, executive officers and holders of more than 5% of Registrant's common stock on such date) computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity on that date was $25,604,588.

     As of February 26, 1999, the issuer had 2,874,246 outstanding shares of Common Stock.

     Transitional Small Business Disclosure Format:  Yes         No   X
                                                         -----      -----

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for issuer's 1999 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-KSB

================================================================================

                                    PART I

ITEM 1.   BUSINESS

General

     Overview

     The viaLink Company provides a set of subscription-based electronic commerce services, designed specifically for the food and consumer packaged goods industries. The viaLink Item Catalog service provides a secure, low-cost, consistent way for the participants in the retail supply chain -- manufacturers, wholesalers distributors and retailers -- to communicate item and pricing information. Item Catalog manages all of the complexity of the trading relationship, including new and deleted items, costs and promotions. On-network data translations allow seamless electronic connections directly into the subscribers' systems.

     Our viaLink services allow subscribers to more efficiently manage information flows to and from their trading partners through a single interface. Instead of making many electronic data interchange, or EDI, connections to reach many trading partners, each participant only makes one electronic connection to the viaLink services, in EDI or some other convenient format. Retailers can reduce costs by avoiding time-intensive, error-prone manual entry of item and cost data. Wholesalers avoid the cost of creating multiple interfaces to retailer systems. Distributors are assured of timely and accurate flow of new and updated product information. Manufacturers have a consistent and cost-effective way of communicating with their entire supply chain.

     Company Background and Development

     The viaLink Company was formed in 1985 as Applied Intelligence Group, Inc. From inception until the sale of our consulting business in 1998, our operations consisted primarily of consulting services related to the planning, designing, building and installation of computerized information management systems and computerized checkout or point-of-sale systems in the retail and distribution industry.

     In 1993, we began the design and development of viaLink, an Internet-based subscription service. We introduced the viaLink Item Catalog service in January 1997. Since the introduction of Item Catalog and the related viaLink services, we have made the strategic decision to shed all other non-core assets in order to permit us to focus exclusively on the development, marketing and implementation of our viaLink services.

     We sold our consulting business to The Netplex Group, Inc. in September 1998, and changed our name to The viaLink Company in October 1998. In December 1998, we sold our ijob, Inc. subsidiary to a company controlled by David Mitchell, the President of ijob.

     Historically, our consulting business had provided substantially all of our revenues. As a result of the sale of these assets, we should be viewed as a development stage company since our planned principal operations are underway, but have not yet generated significant revenues. This fundamental change in our business is extremely risky, and there can be no assurance that our strategic decision to shift our focus from our historical businesses to the viaLink services ultimately will be successful. For more information on our development and the sale of our consulting business and ijob, please see "Purchase and Sale of Significant Assets" below.

                               How To Contact Us

     Our principal executive offices and headquarters are located at 13800 Benson Road, Edmond, Oklahoma 73013-6417, and our telephone number is (405) 936-2500. Our World Wide Web home page is located at http://www.vialink.com. Information contained in, or linked to, our Website does not constitute part of this Form 10-KSB.

Recent Developments

     On February 4, 1999, we entered into a financing agreement with Hewlett-Packard Company. Hewlett-Packard loaned us $6.0 million pursuant to a Subordinated Secured Promissory Note bearing interest at a rate of 11.5% per annum. No principal or interest payments are due on the Hewlett-Packard Note until February 2004. This Note is secured by a lien on our viaLink services, including the underlying source code. Upon receipt of shareholder approval, which we intend to seek at our 1999 Annual Meeting of Shareholders, this initial Note would be exchanged for a substantially similar note which would be convertible beginning in August 2000 into our Common Stock at a price of $7 per share. In connection with the financing, Hewlett-Packard has agreed to provide us with the database platform on which to host our viaLink services, and may from time to time provide us with co-marketing and consulting support. The Hewlett-Packard loan agreement also provides that up to 50% of the loan proceeds are intended to be used to purchase Hewlett-Packard products and services. For further information, please see "Strategic Relationships" below.

     On January 12, 1999, we announced that we have entered into a non-binding letter of understanding with Ernst & Young LLP regarding a potential equity investment in viaLink and the provision by Ernst & Young of sales and marketing support, and certain consulting and integration services. While we have commenced preliminary co-marketing efforts with Ernst & Young, this letter of understanding remains subject to the negotiation of definitive documentation. Therefore it is possible that the relationship contemplated by the letter of understanding may change considerably, or that we may not consummate this relationship at all. For further information, please see "Strategic Relationships" below.

Industry Background and Limitations of Historical Approaches

     The food and consumer packaged goods industries are among the last industries to become fully automated, and have only begun to take advantage of the Internet. These industries are looking for ways to support a greater number of services and increase margins and turnover. Currently there is no established universal, low-cost method for manufacturers, wholesalers, and other suppliers serving the food and consumer packaged goods industries to share data easily and efficiently with their retail customers, or for retail headquarters to share this data with their stores.

     Retailers in both the food and consumer packaged goods industries, consisting primarily of convenience and grocery stores, order their inventory from a large number of manufacturers, wholesalers and direct store delivery companies. For example, a convenience store may have up to 5,000 items in inventory supplied by up to 50 suppliers, and a grocery store may have up to 50,000 items in inventory supplied by up to 75 suppliers. Despite each retailer's large number of suppliers, and the large number of inventory items each store has on hand, retail organizations have generally continued to utilize a paper-based order and supply chain. The inefficiencies of the paper system are time consuming and often result in operational and administrative errors, increasing cost for all parties in the supply chain. This provides a significant challenge to paper intensive and data challenged industries in which better, faster and more accurate information sharing could help to reduce costs, and increase margins and turnover.

     One of the most significant challenges facing a retail organization is maintenance of its "pricebook." The pricebook typically contains descriptions of each item in a store's inventory, along with the item's universal product code (UPC), purchase cost, retail sales price and any discounts to be received from the item supplier. Because many retail organizations do not communicate electronically with their supply chain, managers operating retail stores must maintain their pricebook by manually keying item and price information from suppliers' reports, catalogs, e-mails and faxes into their pricebook. A retail organization may have hundreds of suppliers, and each supplier may have different prices on the items it supplies to different stores operated by the same retail organization, depending upon the location of the store. For instance, an item supplied to a store in New York City may have a higher price than the same item supplied to a store in Macon, Georgia, even though the two stores are operated by the same organization. The large number of items and variability of pricing makes pricebook maintenance extremely difficult, and manual pricebook maintenance produces a high number of errors. According to the National Association of Convenience Stores, pricebook maintenance often poses the most significant challenge to computerization of the retail store's purchases and sales.

     Although electronic data interchange, or EDI, technology has been available, many retail organizations have found it technologically and financially unreasonable to create hundreds of point-to-point EDI connections to their numerous distributors and suppliers. In the traditional EDI model, each participant creates, or "maps", an EDI conversation with every one of its supply chain partners. The result of this is that a tiny fraction of the core business interactions are conducted electronically, and virtually all advanced supply chain applications have been inaccessible to these organizations. Furthermore, even if retail organizations found it feasible to electronically link to each of their suppliers, many of their suppliers are not electronically linked to their manufacturers. Therefore, communication among manufacturers, suppliers and retailers have remained paper intensive.

     Moreover, the unavailability of basic electronic commerce capabilities, such as timely electronic distribution of product and pricing information, has impeded the deployment of more advanced supply chain concepts, such as CPFR (Collaborative Planning, Forecasting and Replenishment) and SBT (Scan-Based-Trading). For example, while each store may and often does have automatic scanning capabilities at check-out, the data from the check-out is usually deleted, and the communication among the manufacturers, suppliers and retailers remains largely paper driven. Only a small percentage of the information captured from a retail sale in a grocery store ever finds its way back up the supply chain to the manufacturers.

     As a result, retailers desiring to implement point-of-sale, in-store technologies and other inventory, pricing and purchasing applications generally are confronted with:

     . The need for substantial additional investments in computer hardware, software, training and technological obsolescence;

     . The challenge of managing information related to up to tens of thousands of product items from hundreds of suppliers and distributors;

     . Technological and system operation complexities, demanding additional personnel resources, training, skills and technical expertise;

     . The lack of industry standards for information sharing among retailers and their suppliers and distributors;

     . The difficulty in obtaining information from suppliers and distributors and maintaining such information on a current basis; and

     .    The lack of a scalable shared industry network.

The viaLink Solution

     viaLink offers a set of subscription-based electronic commerce services designed specifically for the food and consumer packaged goods industries. The viaLink Item Catalog Service provides a secure, low-cost, consistent way for participants in the retail supply chain to communicate about items and costs. The service allows subscribers to efficiently manage information flows to and from their trading partners through a single interface. Instead of making many EDI connections to reach many trading partners, each participant only makes one electronic connection to the viaLink services, in EDI or some other convenient format. The viaLink Item Catalog Service manages all of the complexity of the trading relationship, including new and deleted items, costs and promotions. On-network data translations allow seamless electronic connections directly into the subscribers' systems.

     We believe that our services offer significant benefits to every participant in the grocery supply chain. With the use of a personal computer, commonly available software and a Web browser, viaLink enables its subscribers to improve management of information flow, reduce errors and invoice discrepancies, enhance the accounts receivable collection process and reduce redundant information processing. Retailers avoid the cost and hassle of manual entry of item and cost data. Wholesalers avoid the cost of creating multiple interfaces to retailer systems. Distributors receive a timely and accurate flow of new and updated product information. Manufacturers have a consistent and cost-effective way of communicating with their entire supply chain.

     Our viaLink services have the following key features and benefits:

     Key Features

     . Subscription-Based. Through our partner Hewlett-Packard, we will serve as the database host and provide the viaLink services on a subscription basis, so that each subscriber's technology and capital investments are minimized.

     . Single Interface. Allows retailers and suppliers to share and manage information on a real-time basis through one, easy to learn and use industry standard Web browser interface.

     . EDI Capabilities. For those suppliers who utilize EDI, the viaLink services can map to whatever format is needed to download into the existing system, while adhering to EDI standards.

     . Secured Network. Information is protected from unauthorized users with a series of firewalls and passwords.

     Benefits

     . Reduced Invoice Errors. Having the correct pricing information before the product arrives alleviates invoice discrepancies.

     . More Efficient Promotions. Promotion information can be delivered on a timely basis.

     . Reduced Workload. Moving information electronically eliminates redundant data entry for all trading partners using the system, allowing resources to be reallocated.

     . Faster Product Introductions. Information on new products is available to existing systems before the products arrive at the back door allowing them to be placed on the selling floor immediately upon receipt.

The viaLink Services

     Our viaLink services consist of the following components:

     Item Catalog. The viaLink Item Catalog allows retailers and suppliers to exchange product, price, and promotion information electronically. This Web-accessible shared database, and multiple interface formats, make real electronic commerce available to the grocery supply chain.

     The viaLink Item Catalog service offers subscribers the following key advantages:

     . Shared Database. Shared database provides more accurate data. Because product description, UPC and case make-up is stored in our database, all users share the same copy of the item data. This reduces the number of in-store and delivery errors caused by incorrect or incomplete product information.

     . Single Interface. Allows retailers and suppliers to exchange product information through a single interface. Suppliers can use EDI or proprietary batch files, or simply log on to our Web site and key in the information. Retailers can choose one of several output formats, including direct interfaces to many of the most popular retail software systems. All data is transferred in a single format, regardless of the formats chosen by trading partners. This eliminates the time required to establish specific formats with each trading partner.

     . Cost Maintenance. Provides flexibility to simplify the task of delivering and receiving cost and promotion information. This reduces time spent correcting delivery and receiving errors, researching disputed invoices and locating late or missing promotion information.

     ItemXpress. The viaLink ItemXpress can provide subscribers with the foundation for a strong pricebook in less than a week. viaLink ItemXpress dramatically reduces the time and cost associated with the initial item setup of a retailer's pricebook, while increasing data accuracy. Item information can be extracted from our extensive database to create a custom load for each retailer's system.

     The principal advantages the viaLink ItemXpress service offers subscribers are:

     . Shorter Set-up Time. Enables retailers to begin using their pricebooks as early as one week after implementation. Traditional approaches to building item files often take six months or longer and require several cycles of requesting information, researching and correcting errors.

     . Fewer Staff Hours. Allows retailers to load thousands of items into their pricebook, often in 50 or fewer staff hours. Retailers currently typically spend thousands of hours of their staff's valuable time compiling item information and entering it into their pricebook.

     . Increased Accuracy. Allows retailers to use an extensive database of pre-verified item data to produce a custom download of items. This product information is accurate and ready-to-use.

     Exchange Manager. The viaLink Exchange Manager allows companies to exchange order and invoice transactions through a single interface, regardless of the number of trading partners. Built on the viaLink Item Catalog, Exchange Manager verifies order and invoice information against the Item Catalog and creates exception reports.

     Exchange Manager offers the following principal advantages over the traditional method of exchanging electronic orders and invoices:

     . Exception Reporting. Identifies items that are not authorized in the catalog, as well as costs that are different from those already in the catalog. These exception reports allow retailers and suppliers to take corrective action before the order or shipment is processed, eliminating operational problems.

     . Retrieval and Reporting. Stores orders and invoices in the viaLink database for easy retrieval and reporting. This shared database gives retailers and suppliers a similar view of the information.

     . Historical Reporting. Allows retailers and suppliers to access a history of previous purchases. This common-view feature aids joint projects and refines merchandising and operational programs.

     . On-line Interface. Available via the Web, the on-line interface allows retailers and suppliers to access their order and invoice information with only a minor investment in technology.

     Pricing

     We have recently changed our pricing model to begin pricing our services based on a flat monthly rate with a variable component based on usage. We calculate the variable portion of each subscriber's monthly service fee based on the service and amount of service the subscriber uses. For example, for use of the Item Catalog service, retailers pay based on the number of suppliers from whom they receive data; suppliers pay based on the number of retailers that download their data; and manufacturers pay based on the number of retailers that subscribe to the service. We price our other services based on the number of stores supported or the amount of data stored and retrieved.

     Security

     To minimize the security risks associated with a shared network on the Internet, we have implemented extensive security protocols in our services. The services provide encryption protection of confidential information as it passes through the Internet. We also have constructed a double "firewall" between our services and the Internet, which is intended to restrict unauthorized use and prevent security breaches. We believe that the relocation of our services to the Hewlett-Packard database platform will enable us to further improve our system security and customer data integrity.

     Although we have implemented numerous security measures, our service remains vulnerable to break-ins and similar security breaches that jeopardize the security of the information stored in and transmitted through the computer systems of our users, which may result in significant liability to us and also deter potential customers. Moreover, the security and privacy concerns of potential customers, as well as concerns related to computer viruses, may inhibit the marketability of our services. Although we maintain insurance to protect against these risks, there can be no assurance that such insurance will remain available to us on commercially reasonable terms or at all, or that any claims against us would not exceed the coverage.

Strategic Relationships

     We believe that forming relationships with significant industry leaders will be critical to achieving market penetration and acceptance of our services. We believe that leveraging such relationships will enable us to more quickly penetrate our target market. To date, we have formed relationships with the Hewlett-Packard Company and Ernst & Young LLP. In February 1999, we created the position of Vice President of Strategic Development to further develop the Ernst & Young and Hewlett-Packard relationships and to pursue additional relationships.

     Hewlett-Packard

     In addition to financing in the form of a $6.0 million note, Hewlett-Packard has agreed to provide us with the database platform to host viaLink's Item Catalog and other services. To evidence that the viaLink services reside on a Hewlett-Packard database, we have agreed that our Web-based user interface will display a "Powered by HP" icon. Hewlett-Packard also may provide us with co-marketing and consulting support from time to time. The terms of our loan from Hewlett-Packard contemplates that we will use up to 50% of the loan amount to purchase Hewlett-Packard products and services. In addition, Hewlett-Packard may have an advisor present at our Board meetings.

     Ernst & Young LLP

     We have executed a letter of understanding with the international consulting firm Ernst & Young LLP to form a strategic partnership to offer business-to-business electronic commerce solutions to the food and consumer packaged goods industries. Under the terms of the letter of understanding, Ernst & Young may provide equity financing and sales and marketing support, as well as consulting and integration services. While we have commenced preliminary co-marketing efforts with Ernst & Young, this letter of understanding remains subject to the negotiation of definitive documentation. Therefore it is possible the relationship contemplated by the letter of understanding may change considerably, or that we may not consummate this relationship at all.

Customers

     Our viaLink services have been operational for over a year, and as of December 31, 1998 had more than 200 subscribers. The following is a representative list of the retailer and supplier customers of our viaLink services as of the date of filing of this Form 10-KSB:

                Suppliers                              Retailers
                ---------                              ---------

      Buffalo Rock Pepsi of Newnan                 Andronico's Market
      Charles E. Brown Beverage Co.               Baker's Supermarkets
      Fleming Companies of Altoona                 NOCO Express Shops
      Frito-Lay, Inc. (Corporate)               Store 24 Companies, Inc.
  Great Plains Coca-Cola Bottling Co.       Texaco Refining & Marketing, Inc.
     J. T. Davenport & Sons, Inc.
       McKee Foods Corporation
      Pepsi Cola Marketing Group
         S. J. McCullagh, Inc.
           Tom's Foods, Inc.

     We also currently provide Web hosting activities unrelated to our viaLink services. We intend to continue to provide Web hosting for certain of our customers until such time, if ever, as we can begin to generate substantial revenue from our viaLink services. After the sale of our consulting business and ijob, Inc., our Web hosting services for two customers, UROCOR and the National Association of Convenience Stores, account for approximately 80% of our current revenues.

     Historically, due primarily to our consulting business which we sold in 1998, we had significant customer concentration. In 1998, 1997 and 1996, three customers individually accounted for 13%, 11% and 11%, 20%, 13% and 10%, and 17%, 14% and 10% of our total revenues, respectively. In 1998, 1997 and 1996, approximately 49%, 57% and 57%, respectively, of our total revenues were attributable to five clients. Due to the sale of our consulting business, we believe that our historic customer concentration levels are no longer relevant to an understanding of our business. However, we lost 90% of our historical revenue sources with such sale. We are unable at this time to predict whether customer concentration in our viaLink services will develop in the future.

Sales and Marketing

     We market our services to food and consumer packaged goods manufacturers, suppliers and retailers directly through our sales and marketing support group and senior staff members and indirectly through our partners, particularly Ernst & Young, if such agreement is consummated. As of December 31, 1998, our sales and marketing support group consisted of only four full-time employees. We intend to substantially expand our sales and marketing team in 1999 and attempt to further leverage our relationships with Ernst & Young and Hewlett-Packard.

     Our sales and marketing team is responsible for sales-lead generation, follow-up on customer referrals, and providing input into our ongoing viaLink services and product development efforts based on customer feedback and market data. We generate sales and marketing leads through trade advertising, customer referrals, public relations, trade shows and strategic relationships. We also utilize a variety of other consulting and contractor relationships to help develop and promote our viaLink services. We believe that forming indirect sales and co-marketing relationships, such as with Ernst & Young, will allow us to leverage the resources of these parties and more rapidly penetrate our target market.

     We intend to significantly expand our sales and marketing operations in 1999, including a significant increase in staff, and to expend significant capital resources in doing so. Our failure to locate and hire qualified sales and marketing personnel or to obtain the funds from internally generated revenues or financings to support the growth in our sales and marketing organization would have a material adverse effect on our business, financial condition and operating results.

Product Development and Enhancement

     We initially introduced Item Catalog in 1997 and intend to continue to make significant investments in product development and enhancement to continue to improve and extend our viaLink services. Currently, the dynamic nature of the information technology industry places large research and development demands on businesses that desire to remain competitive. To compete with larger firms with substantially greater capital resources, we have devoted significant portions of available resources to stay abreast of industry developments and to offer competitive products and services.

     In addition to internally developed product developments and enhancements, we intend to seek acquisition of complementary businesses, products and technologies, or enter into joint venture or license agreements to broaden our product offerings and provide more comprehensive solutions to the grocery supply chain.

     During 1999, we intend to expend significant development resources to reestablish our services in an HP environment, then move our service to the Hewlett-Packard database hosting facility, where it will be operated and managed by Hewlett-Packard. In addition, our product development staff will be working on product enhancements and extensions, including a significant commitment to Scan-Based Trading initiatives.

     As of December 31, 1998, our product development staff and technical support staff consisted of 14 full-time employees. As a result of the sale of our consulting business, we do not believe that our past expenditures on research and development activities are relevant to an understanding of our current business.

     We expect that we will require significant additional resources to fund our product development and enhancement efforts. A failure to receive such funds from internally generated revenues or financings could have a material adverse effect on our business, financial condition and operating results, as well as the prospects of our viaLink services.

Competition

     The environment within which we operate is intensely competitive and subject to rapid change. We currently compete principally on the basis of the specialized nature of our services. Due to the unique nature of our service and the early stage of development of the market for our services, our viaLink services have encountered little direct competition. However, we believe that several large groups, possibly including major consulting organizations, are attempting to develop an electronic commerce utility which, if successful, may perform functions similar to our services. Many of our potential competitors have substantially greater resources than we do. Any failure by us to achieve rapid market penetration or to successfully address the risks posed by expected competition would have a material adverse effect on our business, financial condition and operating results.

Proprietary Rights

     Our success and ability to compete are dependent upon our ability to develop and maintain the proprietary aspects of our technology and operate without infringing on the proprietary rights of others. We rely primarily on a combination of copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect our proprietary rights.
Because the software development industry is characterized by rapid technological change, we believe that factors such as the technological and creative skills of our personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are more important to establishing and maintaining a technology leadership position than the various legal protections available for our technology. We have no patents or patent applications pending. Instead, we attempt to protect our products through a combination of copyright, trademark and trade secret laws. viaLink(R) is our registered trademark.

     We also require employee and third-party non-disclosure and confidentiality agreements. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. We cannot be certain that others will not develop technologies that are similar or superior to our technology or design around the copyrights and trade secrets owned by us. We license our viaLink services primarily under licenses included as part of our subscription agreements. We believe, however, that these measures afford only limited protection. Despite these precautions, it may be possible for unauthorized parties to copy certain portions of our software products, reverse engineer, or obtain and use information that we regard as proprietary.

     We are not aware that we are infringing any proprietary rights of third parties. There can be no assurance, however, that third parties will not claim infringement by us of their intellectual property rights. We expect that software product developers will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time consuming to defend, result in costly litigation, divert management's attention and resources, cause product shipment delays or require us to enter into royalty or licensing agreements. In the event of a successful claim of product infringement against us, should we fail or be unable to either license the infringed or similar technology or develop alternative technology on a timely basis, our business, operating results and financial condition could be materially adversely affected.

     We rely upon certain software that we license from third parties, including software that is integrated with our internally developed software and is used in our products to perform key functions. There can be no assurance that these third-party software licenses will continue to be available to us on commercially reasonable terms. The loss of or inability to maintain any such software licenses could result in shipment delays or reductions until equivalent software could be developed, identified, licensed and integrated which could materially adversely affect our business, operating results and financial condition.

Employees

     As of December 31, 1998, we had 34 full-time employees. Of the 34 employees, four were employed in sales and marketing, 14 were employed in product research and development and technical support, eight were employed in services implementation, operations and customer support, and eight were employed in human resources, administration and finance. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

Purchase and Sales of Significant Assets

     Sale of Consulting Business

     From our inception, we had been engaged in the business of providing management consulting and technology systems integration services. However, consistent with our effort to focus on the development of our viaLink services, we sold the assets related to those operations, granted a nonexclusive license to use, copy and distribute worldwide our CHAINLINK software product, and sold our rights to use the name "Applied Intelligence Group" to Netplex in September 1998. As consideration for these assets, Netplex paid us $3.0 million in cash and issued us 643,770 shares of Netplex Class B Preferred Stock, with each share of preferred stock convertible into one share of Netplex common stock. Prior to this sale, these consulting assets accounted for substantially all of our revenues.

     In connection with the sale, we entered into an Earn-out Agreement with Netplex. Pursuant to this Earn-out Agreement, during each of the seven fiscal quarters beginning with the quarter ending September 30, 1998 and ending with the quarter ending March 31, 2000, Netplex will pay us the lesser of 50% of the net profit earned by the consulting business as operated by Netplex or $1.5 million. Additionally, if the aggregate net profit earned by the consulting business for the ten fiscal quarters beginning with the quarter ending September 30, 1998 and ending with the quarter ending December 31, 2000 exceeds $5.0 million, we would receive up to 643,770 additional shares of Netplex preferred stock.

     The shares of Netplex preferred stock and shares of the common stock issuable upon conversion thereof constitute restricted shares under the Securities Act and unless a registration statement is filed which allows for the sale of these shares, we may only sell the Netplex shares pursuant to Rule 144 of the Securities Act. Rule 144 provides for certain holding periods which would inhibit our ability to dispose of these shares in the near term. However, pursuant to the Acquisition Agreement between Netplex and us, Netplex has agreed, at its sole cost and expense, to file a registration statement with respect to these shares by no later than September 1, 1999 and to maintain the effectiveness of the registration statement until the shares may be sold pursuant to Rule 144.

     Effective with this sale, Robert Barcum resigned as our President and Chief Executive Officer but remains Chairman of the Board. Additionally, David North resigned as Vice President of Consulting and Larry Davenport resigned as Vice President of Marketing and Sales upon the closing of this sale. Dr. Lewis Kilbourne, an outside director, was elected Chief Executive Officer of viaLink. Robert Baker was elected as our President and Chief Operating Officer.

     Sale of ijob, Inc.

     On December 31, 1998, we sold our ijob, Inc. subsidiary to DCM Company, Inc., a corporation wholly owned by David C. Mitchell, the President and a member of the Board of Directors of ijob at the time of the sale. Our ijob subsidiary operated our Web-based human resources application asset. The sale of ijob represents another step in our effort to shed non-core assets and focus on the development of our viaLink services.

     DCM purchased all of the outstanding stock of ijob for a secured, ten-year, $800,000 promissory note that accrues interest at a rate of 8% per annum. DCM is obligated to pay the note in full upon the occurrence of certain events, including, among other things, in the event that Mr. Mitchell ceases to own at least 51% of DCM. The note is collateralized by principally all of the fixed assets, contract rights, accounts receivable and general intangibles of ijob.

     We organized ijob in April 1997 to operate ijob.com, a human resources recruiting application. In June 1997, ijob acquired certain assets of Human Technologies, Inc., including several software programs, in exchange for options to purchase 50,000 shares of viaLink common stock at an exercise price of $3.50 per share.

     Vantage Capital Resources Inc. Acquisition

     On June 12, 1996, Vantage Capital Resources, Inc., a company controlled by John Simonelli and Larry E. Howell, merged with and into viaLink (then Applied Intelligence Group, Inc.) pursuant to an Agreement and Plan of Merger dated May 8, 1996. In consummation of the merger, we exchanged 610,000 shares of our common stock, on a one-for-one basis, for the outstanding common stock of Vantage. We accounted for the Vantage merger in a manner similar to the pooling of interests method of accounting. Pursuant to an Exchange Agreement dated October 14, 1996, Messrs. Simonelli and Howell each exchanged the 180,000 shares of viaLink Common Stock they received in connection with the Vantage merger for options to purchase viaLink common stock for $5.00 per share, exercisable before November 30, 2001.

               ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

     You should carefully consider these risk factors, together with all of the other information included in this Form 10-KSB, in evaluating our business. The risks set out below may not be exhaustive.

     Keep these risks in mind when you read "forward-looking" statements elsewhere in this Form 10-KSB. These are statements that relate to our expectations for future events and time periods. Generally, the words "anticipate," "expect," "intend," and similar expressions identify forward-looking statements. Forward-looking statements involve risks and uncertainties, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements. Please see "Special Cautionary Note Regarding Forward-Looking Statements" below in this Item 1.

We Have Substantially Changed Our Business and Now Should Be Viewed As a Development Stage Company

     We have historically derived substantially all of our revenues from providing management consulting services and computer system integration services to the retail and wholesale distribution industries. In order to permit us to focus our resources solely on developing and marketing the viaLink services, we sold the assets underlying our management consulting services and computer integration services to The Netplex Group, Inc. We had previously generated approximately 90% of our total revenues from the assets sold to Netplex. We also sold our ijob, Inc. subsidiary.

     As a result of these sales, we are now substantially dependent on revenues generated from our viaLink services. Our viaLink services have achieved only limited market acceptance, and to date has accounted for an insubstantial amount of our historical revenues. Consequently, we should be viewed as a development stage company and should be expected to face many of the inherent risks and uncertainties that development stage companies face. These risks include our:

     . Need to achieve market acceptance and develop a sustainable revenue stream;

     . Need to expand sales and support and product development organizations;

     .    Need to manage rapidly changing operations;

     .    Dependence upon key personnel;

     .    Reliance on strategic relationships; and

     .    Competition.

     We cannot assure you that our business strategy will successfully address these risks, or that our viaLink services will achieve market acceptance. If our viaLink services fail to achieve market acceptance or if we fail to recognize significant revenues to replace the revenues lost in the sale to Netplex, our business, financial condition and operating results would be materially adversely affected.

We Anticipate Negative Cash Flow and Operating Losses for the Foreseeable Future

     By selling our consulting business, we lost the source of 90% of our historical revenues. To date, revenues from our viaLink services have been insignificant. Moreover, we expect to expend significant resources in aggressively developing and marketing these services into an unproven market. Therefore, we expect to incur negative cash flow and net losses for the foreseeable future. We may not ever generate sufficient revenues to achieve or sustain profitability or generate positive cash flow. We have incurred net operating losses of approximately $1.0 million in 1996, $3.0 million in 1997 and $1.6 million in 1998. On a pro forma basis giving effect to the sale of our consulting business, as if sold on January 1,

1998, we incurred a pre-tax loss of approximately $27,000 for 1998. However, this $27,000 pro-forma pre-tax loss includes an approximate $3.0 million one-time gain on sale of assets from the sale of our consulting business. As of December 31, 1998, we had a retained deficit of approximately $964,000 representing, in large part, the sum of our historical net losses.

Our Future Success Depends on Achieving Market Acceptance of Our viaLink
Services

     Virtually all of our revenues for the foreseeable future will be derived from a single source: subscription sales of our viaLink services. We have only recently introduced these services. They may not achieve market acceptance. To date we have received only an insignificant amount of revenues from our viaLink services. The market acceptance of the Item Catalog service as an industry-wide shared database will depend upon subscriptions from a large number of industry manufacturers, suppliers and retailers. A large number of manufacturers, suppliers and retailers may not subscribe to our service. Furthermore, we cannot predict the amount of time required for a significant number of manufacturers, suppliers and retailers to subscribe to our service. If our services do not achieve market acceptance, or if market acceptance develops more slowly than expected, our business, operating results and financial condition will be seriously damaged.

     A number of factors will determine whether our services will achieve market acceptance, including:

     .    Performance and functionality of our viaLink services;

     .    Ease of adoption;

     .    Success of our initial subscribers;

     .    Success of our marketing efforts;

     . Our ability to successfully manage the transition of our database to the Hewlett-Packard hosting facility;

     .    Success of our strategic relationships;

     .    Improvements in and additions to technological performance; and

     .    Continued acceptance of the Internet for business use.

     The markets for business-to-business electronic commerce evolve rapidly. If new markets evolve, customers in those markets, including our current customers, may not choose our services.

You Should Expect Our Financial Results to Fluctuate

     Our future operating results may vary significantly from quarter to quarter due to a variety of factors, many of which are outside our control. Our expense levels are based primarily on our estimates of future revenues and are largely fixed in the short term. We may be unable to adjust spending rapidly enough to compensate for any unexpected revenue shortfall, including as a result of delayed or lack of market acceptance of our viaLink services. Accordingly, any significant shortfall in revenues in relation to our planned expenditures would materially adversely affect our business, operating results and financial conditions.

     Due in large part to our uncertainty regarding the success of viaLink services, we cannot predict with certainty our quarterly revenues and operating results. Further, we believe that period-to-period comparisons of our operating results are not necessarily a meaningful indication of future performance, especially in light of the significant changes in business which we have undertaken. It is likely that in one or more future quarters our results may fall below the expectations of securities analysts and investors. If this occurs, the trading price of our common stock would likely decline.

We Depend on Strategic Partners

     Our current collaborative relationships may not prove to be beneficial to us, and they may not be sustained. Further we may not be able to enter into successful new strategic relationships in the future, which could have a material adverse effect on our business, operating results and financial condition. We currently have formed strategic relationships with Ernst & Young and Hewlett-Packard. Ernst and Young may provide us with sales and marketing support as well as consulting and integration services. Hewlett-Packard has agreed to provide us with a technological platform to host our service. Maintaining these and other relationships will help us to validate our technology, facilitate broad market acceptance of our services and enhance our sales and marketing. However, these relationships are informal or, if written, terminable with little or no notice. We may not be able to enter into new strategic relationships in the future. If we are unable to develop key relationships or maintain and enhance existing relationships, we may have difficulty achieving market acceptance for our viaLink services.

The Hewlett-Packard Note Will Leverage Us Considerably and May Result in Significant Dilution

     As a result of our issuing a $6.0 million Subordinated Secured Promissory Note to Hewlett-Packard, our principal and interest obligations will increase substantially when we are required to begin making repayments in February 2004. The degree to which we are leveraged could materially adversely affect our ability to obtain future financing and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control. Moreover, we intend to seek shareholder approval for the issuance of shares upon conversion of the Note. Upon shareholder approval, all principal and interest due under the Note could be converted into shares of our common stock at $7.00 per share, a substantial discount from our current stock price, resulting in substantial dilution to our current shareholders.

We May Require Additional Financing

     We intend to spend large amounts of capital to fund our growth and develop a market and market acceptance for our Item Catalog and other viaLink services. We have incurred operating losses and negative cash flow in the past and expect to incur operating losses and negative cash flow in the future. We expect that the cash we received in the Hewlett-Packard financing and cash we may receive upon exercise of our outstanding Redeemable Common Stock Purchase Warrants expiring in November 1999 will enable us to meet our working capital and capital expenditure requirements through 1999. After that time, our ability to fund our planned working capital and capital expenditures will depend upon our ability to obtain sufficient equity or debt financing. Our future financing requirements will depend on a number of factors, including our:

     .    Achieving and sustaining profitability;

     .    Growth rate;

     .    Working capital requirements;

     .    Market acceptance; and

     .    Costs of future research and development activities.

     We may not be able to obtain the additional financing necessary to satisfy our cash requirements or to implement our growth strategy successfully. Moreover, if our stock price drops significantly, the warrant holders may choose not to exercise their warrants and purchase the underlying shares of our common stock, which will adversely affect our 1999 cash flow. If we cannot obtain adequate additional financing, we will be forced to curtail our planned business expansion and may be unable to fund our ongoing operations, including the marketing and development of our Item Catalog service and our other services. If adequate additional financing is not available, we may also be required to license our rights to commercialize our proprietary technologies to third parties, and may not be able to acquire complementary businesses and technologies.

     Pursuant to an agreement with Barron Chase Securities, Inc., the underwriter of our initial public offering, we have agreed not to issue any Preferred Stock until November 20, 1999 without their prior written consent. This could further limit our ability to obtain additional financing.

We May Not Be Able to Compete in the Business-to-Business Electronic Commerce Market

     If we face increased competition, we may not be able to sell our viaLink services on terms favorable to us. Furthermore, increased competition could reduce our market share or require us to reduce the price of our services. We currently compete principally on the basis of the specialized and unique features and functions of the viaLink services including their:

     .    Ability to operate with other network products and operating systems;

     .    Product quality;

     .    Ease-of-use;

     .    Reliability; and

     .    Performance.

     To achieve market acceptance and thereafter to increase our market share, we will need to continually develop additional services and introduce new features and enhancements. Many of our competitors and potential competitors have significant advantages that we do not, including:

     .    Significantly greater financial, technical, and marketing resources;

     .    Greater name recognition;

     .    A broader range of products and services; and

     .    More extensive customer bases.

Consequently, they may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements.

Our Services May Become Obsolete

     If our competitors introduce new products and services embodying new technologies, our existing services may become obsolete. Our future success will depend upon our ability to continue to develop and introduce a variety of new services and enhancements to address the increasingly sophisticated needs of our customers. We may experience delays in releasing new services and enhancements in the future. Material delays in introducing new services and enhancements may cause customers to forego purchases of our services and purchase those of our competitors. We have experienced delays in the past in the release of new products and new product enhancements. We may not be successful in:

     . Developing and marketing, on a timely and cost-effective basis, new products or new product enhancements that respond to technological change, evolving industry standards or customer requirements;

     . Avoiding difficulties that could delay or prevent the successful development, introduction or marketing of these products; or

     . Achieving market acceptance for our new products and product enhancements.

We Rely on the Internet

     Our ability to achieve market acceptance depends upon the food and consumer packaged goods industries' widespread acceptance of the Internet as a vehicle for business-to-business electronic commerce in the grocery and convenience store supply chain. There are a number of critical issues concerning commercial use of the Internet, including security, reliability, cost, quality of service and ease of use and access. Organizations that have already invested substantial resources in other means of exchanging information may be reluctant to implement Internet-based business strategies. There can be no assurance that Internet-based information management utilizing viaLink, or any other product, will become widespread. If the Internet fails to become widely accepted by the food and consumer packaged goods industries, viaLink subscribers may be required to utilize private communications networks, at comparatively higher cost.

Our Software May Contain Undetected Errors

     Errors or defects in our products may result in loss of revenues or delay in market acceptance, and could materially adversely affect our business, operating results and financial condition. Software products such as ours may contain errors or defects, sometimes called "bugs," particularly when first introduced or when new versions or enhancements are released. In the past, we have discovered software errors in certain of our new products after their introduction. Despite our testing, current versions, new versions or enhancements of our products may still have defects and errors after commencement of commercial shipments.

We May Become Subject to Product Liability Claims

     A product liability claim, whether or not successful, could damage our reputation and our business, operating results and financial condition. Our license agreements with our customers typically contain provisions designed to limit our exposure to potential product liability claims. However, these contract provisions may not preclude all potential claims. Product liability claims could require us to spend significant time and money in litigation or to pay significant damages.

Our Services May Be Vulnerable To Security Breaches

     Our Item Catalog and other services contain security protocols. However, our database and these services may be vulnerable to break-ins and similar security breaches that jeopardize the security of the information stored in, and transmitted through, the computer systems of our subscribers. Any security breach could result in significant liability to us and also deter potential subscribers. Moreover, the security and privacy concerns of potential subscribers, as well as concerns related to computer viruses, may inhibit the marketability of the viaLink services.

We Must Manage Our Growth

     We intend to expand our operations rapidly in the foreseeable future to pursue existing and potential market opportunities. If this rapid growth occurs, it will place significant demand on our management and operational resources. We will need to hire additional sales and marketing, research and development and technical personnel to increase and support our sales. We will also need to hire additional support and administrative personnel, expand customer service capabilities and expand our information management systems. In order to manage our growth effectively, we must implement and improve our operational systems, procedures and controls on a timely basis. If we fail to implement and improve these systems, our business, operating results and financial condition will be seriously damaged.

We Depend on Key Personnel

     The loss of services of our key technical, sales and senior management personnel would seriously damage our business, results of operations and financial condition. On October 1, 1998, we entered into employment agreements with each of Lewis B. Kilbourne, our Chief Executive Officer, and Robert N. Baker, our President and Chief Operating Officer. Each of these agreements has a term of three years, with year-to-year renewals. We also maintain a key man life insurance policy for Mr. Baker.

We Must Hire and Retain Additional Personnel

     Our future success depends on our ability to continue to attract, motivate and retain talented and qualified employees, particularly executive management, sales and marketing personnel, software engineers and other senior personnel. From time to time, we have experienced, and we expect to continue to experience, difficulty in hiring and retaining talented and qualified employees. Our failure to attract and retain the highly trained technical personnel that are essential to our product development, marketing, service and support teams may limit the rate at which we can generate revenue and develop new products or product enhancements. This could have a material adverse effect on our business, operating results and financial condition.

We May Make Future Acquisitions or Enter Into Joint Ventures

     In the future, we may acquire additional businesses, products and technologies, or enter into joint venture arrangements, that could complement or expand our business. Management's negotiations of potential acquisitions or joint ventures and management's integration of acquired businesses, products or technologies could divert their time and resources. Any future acquisitions could require us to issue dilutive equity securities, incur debt or contingent liabilities, amortize goodwill and other intangibles, or write-off in-process research and development and other acquisition-related expenses. Further, we may not be able to successfully integrate any acquired business, products or technologies with our existing operations. If we are unable to fully integrate an acquired business, product or technology, we may not receive the intended benefits of that acquisition.

We Have Limited Protections For Our Proprietary Technology

     Our success is in part dependent upon our proprietary software technology. Companies in the software industry have experienced substantial litigation regarding intellectual property. We license our products under agreements containing provisions prohibiting the unauthorized use, copying and transfer of the licensed program. In addition, we rely on a combination of trade secret, copyright and trademark laws as well as non-disclosure and confidentiality agreements to protect our proprietary technology. We own no patents. However, these measures provide only limited protection, and we may not be able to detect unauthorized use or take appropriate steps to enforce our intellectual property rights.

     Any litigation to enforce our intellectual property rights would be expensive, time-consuming, may divert management resources and may not be adequate to protect our business. We also could be subject to claims that we have infringed the intellectual property rights of others. In addition, we may be required to indemnify our end-users for similar claims made against them. Any claims against us could require us to spend significant time and money in litigation, pay damages, develop new intellectual property or acquire licenses to intellectual property that is the subject of the infringement claims. These licenses, if required, may not be available on acceptable terms. As a result, intellectual property claims against us could have a material adverse effect on our business, operating results and financial condition.

We Depend on Third-Party Technology in Our Products

     We rely upon certain software that we license from third parties, including software that is integrated with our internally developed software and used in our products to perform key functions. These third-party software licenses may not continue to be available to us on commercially reasonable terms. The loss of, or inability to maintain or obtain any of these software licenses, could result in delays in our ability to provide our services or in reductions in the services we provide until we develop, identify, license and integrate equivalent software. Any delay in product development or in providing our services could damage our business, operating results and financial condition.

Year 2000 Risks

     Some computers, software and other equipment include programming code in which calendar year data is abbreviated to only two digits. As a result of this design decision, some of these systems could fail to operate or fail to produce correct results if "00" is interpreted to mean 1900, rather than 2000. These problems are widely expected to increase in frequency and severity as the year 2000 approaches and are commonly referred to as the "Year 2000 Problem."

     The Year 2000 Problem presents us with several potential risks including, but not limited to, the following:

     Internal infrastructure. The Year 2000 Problem could affect computers, software and other equipment that we use internally as well as divert management's attention from ordinary business activities. In addition to computers and related systems, the operation of our office and facilities equipment, such as fax machines, photocopiers, telephone switches, security systems, elevators and other common devices, may be affected by the Year 2000 problem.

     Suppliers/third-party relationships. There can be no assurance that our vendors, customers, suppliers, service providers or other third parties that we rely upon will resolve any or all Year 2000 Problems with their systems on a timely basis.

     Software/services. We believe that it is not possible to determine with complete accuracy that all Year 2000 Problems affecting the software used in the provision of our services have been identified or corrected due to the complexity of this software.

     Consulting services. We may be subject to Year 2000 Problem claims in connection with software programs developed and previously installed on customer sites through our recently discontinued consulting services. Under our asset sale agreement with Netplex, we are responsible, and potentially liable, for problems with the software installed by us in customer sites prior to September 1, 1998.

     We expect to identify and resolve all Year 2000 Problems that could materially adversely affect our business, financial condition or results of operations. We are currently developing contingency plans to be implemented as part of our efforts to identify and correct Year 2000 Problems affecting our internal systems and expect to complete our contingency plans by the second quarter of 1999. However, we believe that it is not possible to determine with complete certainty that all Year 2000 Problems affecting us will be identified or corrected in a timely manner. If we fail to identify and correct all Year 2000 Problems affecting our internal systems, or if we are forced to implement our contingency plans, our business, financial condition or results of operations could be materially adversely affected. For additional information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000 Plan."

Our Stock and Warrant Prices May be Volatile and Fluctuate Significantly

     The market prices for our Common Stock and Redeemable Warrants have fluctuated in the past and are likely to continue to be highly volatile and subject to wide fluctuations. In addition, the stock market has experienced extreme price and volume fluctuations. The market prices of the securities of Internet-related companies have been especially volatile. In the past, companies that have experienced volatility in the market price of their stock have been the object of securities class action litigation. If we were to be the object of securities class action litigation, it could result in substantial costs and a diversion of management's attention and resources. For further information, see "Market Prices."

We Have Many Additional Shares Eligible for Future Sale

     Sales of a substantial number of shares of Common Stock could adversely affect the market price of the Common Stock and could impair our ability to raise capital through the sale of equity securities. If all of our Warrants are exercised, we will have outstanding 3,926,613 shares of Common Stock, assuming no exercise of outstanding options after December 31, 1998. Of these shares:

     . 2,494,879 shares will be freely tradeable without restriction or further registration under the Securities Act unless purchased by our "affiliates."

     . 74,861 shares will be freely tradeable without restriction or further registration under the Securities Act following the termination of the lock-up arrangement under the Promotional Shares Escrow Agreement described below;

     . 1,425,139 shares held by affiliates will become available for sale pursuant to the volume and manner of sale provisions of Rule 144 following the termination of the Promotional Share Escrow Agreement described below; and

     . 1,738,003 shares of Common Stock will be "restricted securities" as defined in Rule 144 of the Securities Act.

     An additional 502,372 shares of Common Stock are issuable upon the exercise of currently exercisable options. Substantially all shares issued following the exercise of these options will be freely tradeable.

     In connection with our initial public offering of Common Stock, our executive officers, certain former executive officers and certain holders of stock options entered into a Promotional Shares Escrow Agreement. Under this Agreement, they have agreed not to sell or otherwise dispose of any shares of our Common Stock, unless the subsequent holder agrees to take such securities subject to the Promotional Shares Escrow Agreement, until November 21, 1999.

Our Officers and Directors Have Significant Voting Control

     Our executive officers and directors, in the aggregate, beneficially own approximately 40% of our outstanding Common Stock. As a result, these shareholders, if they act together, could control all matters submitted to our shareholders for a vote, including the election of directors and the approval of mergers and other business combination transactions.

We Have Anti-Takeover Defenses

     Provisions of our Charter and Bylaws as well as the Oklahoma General Corporation Act could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our shareholders. We are subject to the business combination provisions of the Oklahoma General Corporation Act which restrict certain business combinations with interested shareholders. These provisions may have the effect of inhibiting a non-negotiated merger or other business combinations.



                            -----------------------



         SPECIAL CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Some of the information in this Form 10-KSB contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue" or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future operating results of operations or of our financial condition or state other forward-looking information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control. The risk factors listed in this section, as well as any cautionary language in this Form 10-KSB, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Before you invest in our Common Stock, you should be aware that the occurrence of the events described in these risk factors and elsewhere in this Form 10-KSB could have a material adverse effect on our business, operating results and financial condition.

ITEM 2.  DESCRIPTION OF PROPERTY

     We currently lease approximately 30,000 square feet of space in Edmond, Oklahoma for our corporate headquarters under a ten-year lease expiring on June 30, 2006. The lease requires monthly rental payments of $24,545 until June 1999, $27,500 June 1999 to June 2001, and $28,750 during the remaining term of the lease. In connection with the sale of our consulting business, Netplex subleased from viaLink approximately 18,000 square feet of the office facility for monthly rental payments of approximately $17,100. We believe that our existing headquarters facility is adequate for its current needs and that additional space will be available as needed.

     We intend to establish additional sales and marketing and customer support offices in additional locations in key markets outside of Oklahoma in 1999. We expect that we will be able to locate space for these additional offices on commercially reasonable terms.




ITEM 3.  LEGAL PROCEEDINGS

     None.




ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


Market Value of Common Stock and Warrants

     The Common Stock and the Redeemable Common Stock Purchase Warrants have been quoted on the Nasdaq SmallCap Market under the symbols "IQIQ" and "IQIQW", respectively, since November 1996. The following table sets forth the high and low closing bid quotations of the Common Stock and Redeemable Common Stock Purchase Warrants as reported by the Nasdaq SmallCap Market.

                              Common Stock Price        Redeemable Warrant Price
                           ------------------------     ------------------------
                              High          Low              High       Low
                           -----------  -----------     ------------ -----------
1997:
     First Quarter            $ 5.375      $3.625           $1.688     $0.625
     Second Quarter             4.500       2.875            1.000      0.375
     Third Quarter              5.875       3.000            1.500      0.500
     Fourth Quarter             4.500       2.938            1.125      0.500

1998:
     First Quarter              4.500       2.875            1.000      0.375
     Second Quarter             5.125       2.375            1.188      0.438
     Third Quarter              3.688       2.125            1.000      0.375
     Fourth Quarter            14.500       2.438            9.250      0.438

     We believe there are currently 950 record holders of Common Stock and approximately 950 record holders of Redeemable Common Stock Purchase Warrants. On February 26, 1999, the closing sale prices of our Common Stock and Redeemable Common Stock Purchase Warrants as reported on the Nasdaq SmallCap Market were $17.75 and $12.75, respectively.


Dividend Policy

     We intend to retain any future earnings to finance the expansion of our business and do not anticipate paying cash dividends for the foreseeable future. Any future determination as to the payment of dividends will be at the discretion of our Board of Directors. In addition, the terms of the Secured Subordinated Promissory Note we issued to Hewlett-Packard prohibit us from paying any dividends while any amounts remain outstanding under this Note.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion contains forward-looking statements that involve risks and uncertainties. viaLink's actual results could differ materially from those discussed in the forward-looking statements as a result of certain factors including those set forth under "Item 1" and elsewhere in this Form 10-KSB. The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the Notes thereto appearing elsewhere in this Form 10-KSB.

Overview

     viaLink provides a business-to-business electronic commerce solution for the food and consumer packaged goods industries. We have developed a cost-effective, Internet-accessible shared database, the Item Catalog, that enables subscribing manufacturers, suppliers and retailers to exchange product, pricing and promotional information. Our solution offers a single interface solution whereby retailers receive product information from all their suppliers, regardless of the technological capabilities of the retailer or the supplier. Suppliers and manufacturers are able to efficiently communicate product and pricing information to their customers, significantly reducing the operational and administrative costs of supply chain management. We also offer the Exchange Manager and ItemXpress services to complement our Item Catalog service.
Exchange Manager allows subscribers to exchange order and invoice transactions through a single interface, regardless of their number of trading partners. ItemXpress allows subscribers to quickly and accurately create an initial setup of their pricebook through a custom load for each retailer's system.

     We expect that our future revenues will be generated primarily from monthly subscriptions to the Item Catalog, Exchange Manager and ItemXpress services. Under our former pricing model, monthly subscription fees collected from retailers, wholesalers and manufacturers in the food and consumer packaged goods industries were calculated based on the amount of each service the subscriber used. Fees were generated when retailers and suppliers would "match" transactions through the Item Catalog service system. We have recently changed our pricing model to begin pricing our services based on a flat monthly rate and a variable component based on usage. The variable portion of each subscriber's monthly service fee is calculated based on the service and amount of service the subscriber uses. For example, for use of the Item Catalog service, retailers pay based on the number of suppliers from whom they receive data; suppliers pay based on the number of retailers that download their data; and manufacturers pay based on the number of retailers that subscribe to the service. We price our other services based on the number of stores supported or the amount of data stored and retrieved.

     Until March 31, 2000, we will also receive quarterly payments up to $1.5 million pursuant to an Earn-out agreement with Netplex. We currently receive revenues from certain Web hosting services we perform, but expect to reduce our focus on this service.

     In order to achieve market acceptance, we expect to continue our high level of expenditures for investment in, and sales and marketing of, the viaLink services. One of our strategies is to invest in new technology to facilitate deployment and acceptance of the viaLink services. However, in order to implement this strategy, we believe that we will need significant additional capital resources, as well as hosting and marketing partners for the viaLink services. We are currently seeking additional equity or debt financing and negotiating with potential hosting and marketing partners.

     In January 1999, we announced a memorandum of understanding with Hewlett-Packard Company to provide hosting, co-marketing, consulting and outsourcing support and other services, including financing in the form of a $6.0 million convertible debenture. On February 4, 1999, we completed the financing agreements with Hewlett-Packard and entered into a Note Purchase Agreement pursuant to which Hewlett-Packard purchased from viaLink a $6.0 million Secured Subordinated Promissory Note. This Note bears interest at 11.5% per annum. Subject to approval by the shareholders of viaLink, the Note will be exchanged for a Subordinated Secured Convertible Promissory Note, convertible into our common stock at a conversion price of $7.00 per share. The purchase of the Note occurred on February 5, 1999, and as of February 24, 1999, we had cash and cash equivalents totaling $5.8 million.

     Also in January 1999, Ernst & Young LLP and viaLink announced signing a letter of understanding, whereby Ernst & Young would provide sales and marketing support, consulting, systems integration services and potentially financing to us to assist in the deployment of the viaLink services at subscriber sites. Ernst & Young and viaLink are in the process of negotiating the definitive agreements as of the date of this Form 10-KSB.

     We expect to report substantial losses from operations in 1999. The extent of these losses will depend substantially on the amount of revenues generated from subscriptions to the viaLink services, which have not yet achieved market acceptance. To date, revenues from these services have not been significant.
As a result of our high level of expenditures for selling and marketing and investments in these services, we expect to incur losses in future periods until such time as the recurring revenues from these services are sufficient to cover expenses.

     We recognize revenue from subscriptions to the Item Catalog, Exchange Manager and ItemXpress services as the services are performed. Revenue from the Earn-out agreement with Netplex, which is expected to pay viaLink approximately $1.5 million over the next 18 months, is recognized quarterly as earned. Actual payments are rendered to viaLink from Netplex, according to the terms of the Earn-out Agreement with Netplex. Web site hosting and other miscellaneous revenues are recognized as services are performed.

Sale of Consulting Business and ijob, Inc.

     In order to focus on the development and deployment of our viaLink services, we recently sold the assets related to our management consulting and systems integration services (including our proprietary Retail Services Application ("RSA") software) to Netplex. Historically, approximately 90% of our revenues were generated from our consulting business. As a result of the sales, we resemble a development stage company since our planned principal operations are underway, but have not yet generated significant revenues.

     Netplex paid us $3.0 million in cash and issued us 643,770 shares of Netplex preferred stock, having a then market value of approximately $1.0 million. We used certain of the cash proceeds from the sale to pay (i) $551,062 of long-term debt, (ii) $565,094 of shareholder loans, including interest, and
(iii) expenses attributable to the sale. The net gain from the consulting assets sale was $2,998,453. In conjunction with the consulting asset sale, viaLink entered into an Earn-Out Agreement with Netplex. Under the Earn-Out Agreement, we are entitled to receive a cash payment equal to the lesser of $1.5 million or 50% of any net profits generated from the consulting and systems integration assets until March 31, 2000. We recorded and received a September 1998 earn-out payment of $132,770, which we recorded as other income. A receivable for $207,900 for the earn-out payment for the fourth quarter of 1998 is included in Other Receivables on the balance sheet at December 31, 1998. We also have entered into a Remarketing and Relicensing Agreement with Netplex to sell CHAINLINK, our proprietary communications software product. Under the Remarketing and Relicensing Agreement, we have agreed to cease our own marketing and selling of CHAINLINK.

     On December 31, 1998, we sold our wholly-owned subsidiary, ijob, Inc. to DCM Company, Inc., a corporation wholly-owned by David C. Mitchell, the President and a member of the Board of Directors of ijob at the time of the sale. DCM purchased all of the outstanding stock of ijob for a collateralized, ten-year $800,000 promissory note that accrues interest at 8%. DCM is required to pay the promissory note in full upon the occurrence of certain events, including the date upon which David Mitchell owns less than 51% of DCM. The promissory note is collateralized by principally all of the fixed assets, contract rights, accounts receivable and general intangibles of ijob. A gain on the sale of ijob, Inc. of $462,000 has been deferred at December 31, 1998 until the operating cash flows are sufficient to fund debt service.

Results of Operations

     The following table sets forth, for the periods illustrated, certain statements of operations data expressed as a percentage of total revenues.

                                                     Year Ended December 31,
                                                 ------------------------------
                                                   1998       1997       1996
                                                 --------   --------   --------
 Revenues...................................      100.0%     100.0%     100.0%
 Expenses:
   Direct cost of sales.....................       19.0       24.5       27.0
   Salaries and benefits....................       63.9       68.4       54.4
   Selling, general and administrative......       23.9       30.0       21.1
   Interest expense, net....................       2. 0        0.8       2. 3
   Depreciation and amortization............       11.2        9.2        6.2
      Total expenses........................      120.0      132.9      111.0
   Gain on sale of assets and other
     income.................................      (40.6)       -          -
   Other comprehensive loss.................        3.8        -          -
 Comprehensive income (loss) before
   income taxes.............................       16.8%     (32.9)%    (11.0)%


Fiscal 1998 Compared to Fiscal 1997

     The sale of our consulting business was effective September 1, 1998. Consequently, our results of operations for the year ended December 31, 1998 do not include the sales, expenses and results of operations related to the discontinued consulting and systems integration operations for September through December 1998. Our results of operations for the year ended December 31, 1997 include the sales, expenses and results of operations related to the consulting and systems integration assets. Therefore, the results of operations for the year ended December 31, 1998 compared to the year ended December 31, 1997 are not comparable. Prior to the sale of our consulting business, we were operating under very restricted cash flow capabilities, and much of the decrease in expenses was due to this restriction on cash flow.

     Revenues. Prior to the sale of our consulting business, revenues consisted of management consulting and system integration fees as well as sales of proprietary software licenses and hardware. Revenues decreased 9%, or $792,000, to $8.2 million in the year ended December 31, 1998, from $9.0 million for the year ended December 31, 1997. This decrease in gross revenues was primarily attributable to the reduction in revenues resulting from the consulting business sale. Hardware and product sales, including commissions received on referral of such sales, decreased a total of 37%, or $1.1 million, to $1.8 million for the year ended December 31, 1998, compared to $2.8 million for the year ended December 31, 1997. These decreases were offset by an overall combined increase of $271,000 in all other revenue areas.

     Direct Cost of Sales. Direct cost of sales consisted of purchased hardware and certain software for resale, and costs associated with viaLink's proprietary software products. Direct cost of sales decreased 29%, or $648,000, to $1.6 million for the year ended December 31, 1998, from $2.2 million for the year ended December 31, 1997. This decrease corresponded with the decrease in hardware and product sales, offset by the increase in solution sales for the year ended December 31, 1998. As a result of the consulting business sale, we will no longer be a reseller of hardware and software and will no longer incur these expenses.

     Salaries and Benefits Expense. Salaries and benefits expense consists of direct payroll costs of salaries and wages, benefits, and employment taxes as well as contract programmers. Salaries and benefits expense decreased by 15%, or $918,000, to $5.3 million in the year ended December 31, 1998, from $6.2 million in the year ended December 31, 1997. These decreased expenses are due to the consulting business sale.

     Selling, General and Administrative Expense. SG&A decreased 27%, or $744,000, to $2.0 million in 1998, from $2.7 million in 1997. Virtually every area of SG&A decreased from 1997 to 1998 as a result of the overall concentrated effort of management, due to cash flow restrictions, to better control and reduce these expenses, and to some degree to the consulting business sale. Travel and training expenses decreased 30%, or $183,000, from 1997 to 1998, primarily due to the consulting business sale, as the majority of travel related to the consulting business. Advertising and promotion, primarily as a result of cash flow restrictions, decreased in 1998 by $129,000 from 1997, as did supplies and resources, decreasing a total of $148,000 in 1998 for the same reason. Professional fees decreased $126,000 in 1998 to $373,000, from $499,000 in 1997, primarily the result of extraordinary level of expenditures in 1997, not recurring in 1998, and to the cash flow restrictions.

     Interest Expense, Net. Interest expense, net, increased 119%, or $88,000, to $161,000 for the year ended December 31, 1998, from $74,000 for the same period in 1997. This increase was due to increased borrowing under our line of credit in 1998. We currently have no line of credit, but expect to incur interest expense under our $6.0 million Note with Hewlett-Packard, which bears interest at a rate of 11.5% per annum.

     Depreciation and Amortization. Depreciation and amortization expense increased $98,000, or 12%, to $925,000 for the year ended December 31, 1998, compared to $827,000 for the same period in 1997. This increase was due to $1.1 million of total capital asset expenditures during 1997, and does not include depreciation and amortization related to the assets sold in the consulting business sale from the date of sale.

     Gain on Sale of Consulting Business and Other Income. As a result of the consulting business sale, we incurred a one-time net gain of $3.0 million. Other income received or accrued under the Earn-out agreement with Netplex totaled $341,000 for the year ended December 31, 1998.

     Tax Provision (Benefit). SFAS 109, Accounting for Income Taxes, requires, among other things, the separate recognition, measured at currently enacted tax rates, of deferred tax assets and deferred tax liabilities for the tax effect of temporary differences between the financial reporting and tax reporting bases of assets and liabilities, and net operating loss and tax credit carryforwards for tax purposes. A valuation allowance must be established for deferred tax assets if it is "more likely than not" that all or a portion will not be realized. Prior to the third quarter of 1998, we had recorded a tax benefit of $1.0 million related to the pre-tax losses incurred in prior years, and no valuation allowance had been established prior to the third quarter of 1998. As a result of the net gain on the consulting business sale in the third quarter of 1998, the deferred tax assets of $1.0 million was realized and a valuation allowance of $190,000 was established for the remaining net deferred tax asset as of September 30, 1998. Losses were recorded in the fourth quarter of 1998, which no net deferred tax asset was recorded. We will not record any further tax benefits and deferred tax assets until such time as management believes it is more likely than not that viaLink will be profitable in the future.

     Other Comprehensive Loss. Other comprehensive loss of $316,000 is the result of the write-down to market value at December 31, 1998 of the Netplex Preferred Stock received in connection with the consulting business sale to Netplex. The Netplex preferred stock is carried on the books on December 31, 1998 at a value of $684,000. As of February 26, 1999, the market value of the 643,770 common shares of Netplex underlying the preferred stock owned was $1.8 million. Reporting of comprehensive loss in the current year is a result of the adoption of SFAS 130.

Fiscal 1997 Compared to Fiscal 1996

     Revenues. Revenues decreased 5%, or $485,000, to $9.0 million in 1997, from $9.5 million in 1996. Solutions and license revenues decreased 87%, or $866,000, to $132,000 in 1997 from $997,000 in 1996. This decrease was due primarily to a $898,000 single sale of our RSA product that occurred in 1996. Management consulting and system integration and customer support fees decreased $491,000, or 9%, to $5.0 million in 1997 from $5.5 million in 1996. This decrease was due, in part, to the completion of several large consulting projects in the first and second quarters of 1997. Revenues from network services and network based computer applications increased 439%, or $817,000, to $1.0 million in 1997 from $186,000 in 1996. Of this increase, $568,000 was generated from ijob, and the remainder was derived from Web site maintenance and hosting fees and Item Catalog service fees. Hardware and product sales decreased 4%, or $120,000, to a total of $2.7 million in 1997, from $2.8 million in 1996.

     Direct Cost of Sales. Direct cost of sales decreased 14%, or $359,000, to $2.2 million in 1997 from $2.6 million in 1996. This decrease was due to decreases sales of product and hardware and solutions and licenses in 1997.

     Salaries and Benefits. Salaries and benefits increased 19%, or $1.0 million, to $6.2 million in 1997 from $5.2 million in 1996. Direct payroll costs of salaries, wages, benefits and employment taxes increased 14%, or $677,000, to $5.6 million in 1997 from $4.9 million in 1996. This increase was due primarily to the addition of 21 new employees in 1997. Contract labor expenses totaled $489,000 in 1997 compared to $85,000 in 1996, an increase of 477%, or $404,000. Start-up costs and expenses from ijob accounted for $135,000 of the contract labor expense increase. During 1997, we significantly increased our use of contract programmers for client engagements. Previously we had rarely used contract programmers. These cost increases were offset by an increase of 31%, or $174,000, in capitalized software development costs, which consist of salaries, wages and benefits expended to further develop and enhance the viaLink services, to a total of $743,000 in 1997 from $569,000 in 1996.

     Selling, General and Administrative. SG&A increased 35%, or $700,000, to $2.7 million in 1997 from $2.0 million in 1996. Over half of the increase in SG&A was due to the start-up costs and ongoing operations of ijob. Professional fees increased 104%, or $254,000, to $499,000 in 1997 from $244,000 in 1996.
ijob accounted for $138,000 of the increase in professional fees and the remainder was attributable to development of viaLink's Item Catalog service. Advertising and promotion expenses increased $147,000 to $217,000 in 1997 from $70,000 in 1996. ijob accounted for $54,000 of the increase in advertising and promotional expenses and the balance was due to increased sales and marketing promotion activities of the Item Catalog service. During 1997, viaLink intensified its marketing and sales activities related to the Item Catalog service, resulting in increased travel, long distance, advertising and promotion expenses. Occupancy expenses and insurance increased 25%, or $119,000, to $599,000 in 1997 from $481,000 in 1996. ijob accounted for $52,000 of this increase, and the remainder was primarily due to the continued development of the Item Catalog service. Telecommunications expense increased 68%, or $106,000, to $261,000 in 1997 from $155,000 for 1996. ijob accounted for
$52,000 of this increase, and the remaining increase was due to the expansion of communication systems and Web site hosting services related to viaLink's Item Catalog service.

     Interest Expense, Net. Interest expense, net decreased 66%, or $146,000, to $74,000 in 1997 from $219,000 for 1996. This decrease was generally due to the repayment of outstanding bank debt in the fourth quarter of 1996.

     Depreciation and Amortization. Depreciation and amortization expense increased 40%, or $236,000, to $827,000 in 1997 from $591,000 in 1996. This increase was due to capital asset expenditures made during 1997 and 1996 totaling $333,000 and $626,000, respectively, and capitalized software development costs of $752,000 and $655,000, respectively. Of the total capitalized costs in 1997, $104,000 of the costs were associated with the development of ijob.

     Provision (Benefit) for Income Taxes. We recorded a tax benefit of $1.1 million related to the pre-tax loss of $3.0 million for the year ended December 31, 1997 and a tax benefit of $367,000 related to the pre-tax loss of $1.0 million for the year ended December 31, 1996. These tax benefits were the results of net operating loss carryforwards totaling $4.5 million which, if not utilized, will expire in 2011 and 2012. The cumulative net deferred tax asset at December 31, 1997 was $1.0 million.

Liquidity and Capital Resources

     Due to the sale of our consulting business to Netplex in the third quarter of 1998, we anticipate that future revenues will be substantially less than historical revenues and that cash requirements in connection with developing, selling and marketing will be substantial. On February 4, 1999, we completed the financing agreements with Hewlett-Packard, whereby Hewlett-Packard provided $6.0 million in financing to viaLink through a collateralized, subordinated Promissory Note, bearing interest at 11.5%. As of February 24, 1999, we had cash and cash equivalents totaling approximately $5.8 million.

     Our working capital position was significantly enhanced as a result of the consulting business sale. On December 31, 1998, we had $2.2 million in current assets and $1.1 million in current liabilities, with working capital of approximately $1.1 million. During the year ended December 31, 1998, net cash increased $635,000. Net cash used in operating activities in 1998 was $450,000, compared to net cash used in operating activities in 1997 of $743,000. For the next six to nine months, we do not expect significant cash flow to be generated from future operations. Therefore, we must use our current cash, cash equivalents and collection of accounts receivable to operate the business and/or obtain additional financing.

     During the year ended December 31, 1998, we invested $42,000 in various fixed assets and $617,000 for software development costs, compared to total expenditures of $333,000 and $752,000, respectively, for the same items in the year ended December 31, 1997. As of February 24, 1999, we had no material firm cash commitments for capital expenditures other than capitalized internal staff costs for further development of our viaLink services, but expect our cash requirements for capital expenditures for fiscal 1999 to be substantial.

     During the year ended December 31, 1998, financing activities used net cash of $864,000, which consisted primarily of payments on the shareholder notes in the principal amount of $482,830, plus the repayment in full of the outstanding balance on the line of credit. Payments on our capital lease obligations of $132,000 offset receipts of $265,000 from the exercise of stock options and purchases under our stock purchase plan and stock bonus plan.

     We currently do not have any available working capital borrowing or credit facility available for additional borrowings. viaLink has borrowed $6.0 million from Hewlett-Packard, under a five year Secured Subordinated Promissory Note, bearing interest at 11.5%, with interest and principal payable at maturity in February 2004. We have incurred operating losses and negative cash flow in the past and expect to incur operating losses and negative cash flow in the future. We anticipate that the we will fund our operations for the next 12 months from the cash we received in the Hewlett-Packard financing and cash we may receive upon exercise of our outstanding Redeemable Common Stock Purchase Warrants expiring in November 1999, which will enable us to meet our working capital and capital expenditure requirements through 1999. After that time, our future capital requirements will depend on our revenue growth, profitability, working capital requirements and level of investment in long term assets. Increases in these capital requirements or a lack of revenue due to delayed or lower market acceptance of our viaLink services would accelerate our use of our cash and cash equivalents.

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

     Our vendors, customers, suppliers and service providers are under no contractual obligation to provide Year 2000 information to us. Generally, we believe our key internal software systems are either compliant, or the problems can be corrected by purchasing small amounts of hardware, software or software upgrades, where necessary. We are also continuing our assessment of the readiness of external entities, such as subcontractors, suppliers, vendors, and service providers that interface with us.

     Based on our assessments and current knowledge, we believe we will not, as a result of the Year 2000 issue, experience any material disruptions in internal processes, information processing or services from outside relationships. We presently believe that the Year 2000 issue will not pose significant operational problems and that we will be able to manage our total Year 2000 transition without any material effect on our results of operations or financial condition. The most likely risks to us from Year 2000 issues are external, due to the difficulty of validating all key third parties' readiness for Year 2000. We have sought and will continue to seek confirmation of such compliance and seek relationships which are compliant.

     We currently anticipate that all of our internal systems and equipment will be Year 2000 compliant by the end of the second quarter of 1999 and that the associated costs will not have a material adverse effect on our results of operations and financial condition. However, the failure to properly assess or timely implement a material Year 2000 problem could result in a disruption in our normal business activities or operations. Such failures, depending on the extent and nature, could materially and adversely effect our operations and financial condition. We are currently developing a contingency plan and expect to have such a plan in place by the end of the second quarter of 1999.

     Under the terms of the sale of our consulting business to Netplex, we retain the liability and responsibility for software programs developed and installed in customer sites by us prior to September 1, 1998. We are unable to determine at this time the extent to which potential liability for Year 2000 requirements from those previous installations may exist. We could incur substantial costs, which would potentially have a material adverse effect on our business, financial condition and operating results.

     We do not believe that the costs of our Year 2000 program have been or are material to our financial position or results of operations. All expenses have been charged against earnings as incurred, and we intend to continue to charge such costs against earnings as the costs are incurred.

     In the ordinary course of business we test and evaluate our own software products on a continuous basis. We believe that our own developed software products are generally Year 2000 compliant, meaning that the use or occurrence of dates on or after January 1, 2000 will not materially affect the performance of our software and network services products with respect to four digit date dependent data or the ability of such products to correctly create, store, process and output information related to such date data. Notwithstanding such belief by management, the products being tested for compliance include all of the services and systems included in the viaLink services. Since these are network database systems, there is not an issue of earlier versions which will require upgrade to be Year 2000 compliant.

     The estimates and conclusions set forth herein regarding Year 2000 compliance contain forward-looking statements and are based on management's estimates of future events and information provided by third parties. There can be no assurance that such estimates and information provided will prove to be accurate. Risks to completing the Year 2000 project include the availability of resources, our ability to discover and correct potential Year 2000 problems and the ability of suppliers and other third parties to bring their systems into Year 2000 compliance.

Recently Issued Accounting Pronouncements

     In October 1997, the AICPA Accounting Standards Executive Committee issued Statement of Position 97-2, Software Revenue Recognition ("SOP 97-2"), which supercedes Statement of Position 91-1, Software Revenue Recognition. SOP 97-2 focuses on when and in what amounts revenue should be recognized for licensing, selling, leasing, or otherwise marketing computer software and is effective for transactions entered into in fiscal years beginning after December 15, 1997. In March 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position 98-4, Deferral of the Effective Date of Provision of SOP 97-2, Software Revenue Recognition ("SOP 98-4"). SOP 98-4 defers for one year certain previsions of SOP 97-2. In December of 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position 98-9, Modification of SOP 97-2, Software Revenue Recognition, with respect to Certain Transactions ("SOP 98-9"). SOP 98-9, also amends certain provisions of SOP 97-

2 and extends the deferral of the application of certain provisions of SOP 97-2 as amended by SOP 98-4 through fiscal years beginning on or before March 15, 1999. The Company does not believe that the adoption of SOP 97-2, including the effects of these amendments, will have a material impact on its financial position and results of operations.


ITEM 7.  FINANCIAL STATEMENTS

     The information required by this item is included in Part IV Item 13(a)(1) and (2)



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III

     Certain information required by Part III is omitted from this Form 10-KSB because viaLink will file a definitive Proxy Statement pursuant to Regulation 14A (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Form 10-KSB, and certain information to be included therein is incorporated herein by reference.

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS; COMPLIANCE WITH
         SECTION 16 (a) OF THE EXCHANGE ACT

     The information required by this Item is incorporated by reference to the Proxy Statement under headings "Proposal 1 - Election of Directors," and "Executive Compensation - Executive Officers" and "- Compliance with Section 16(a) of the Exchange Act."

ITEM 10. EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to the Proxy Statement under the heading "Executive Compensation."

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference to the Proxy Statement under the heading "Executive Compensation - Certain Transactions with Management."

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference to the Proxy Statement under the heading "Executive Compensation - Certain Transactions with Management."

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as part of the Form 10-KSB:

       1. Consolidated Financial Statements. The following consolidated financial statements of The viaLink Company are filed as part of this Form 10-KSB:

            Report of Independent Accountants

            Covered by Report of Independent Accountants:

            Consolidated Balance Sheets as of December 31, 1998 and 1997

            Consolidated Statements of Operations for the Years Ended December 31, 1998, 1997 and 1996

            Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1998, 1997 and 1996

            Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996

            Notes to Consolidated Financial Statements

       2.   Consolidated Financial Statements Schedules.  None

       3.   Exhibits.

         2.1* Agreement and Plan of Merger by and among Registrant, Vantage Capital Resources, Inc., John Simonelli, Larry E. Howell, Robert L. Barcum, Robert N. Baker and David B. North, dated May 8, 1996 (filed as Exhibit 2.1 to Registrant's Registration Statement on Form SB-2 (Reg. No. 333-5038-D) (the "Form SB-2"))

         2.2* Asset Purchase Agreement by and among ijob, Inc., Human Technologies, Inc., David C. Mitchell and Ron Beasley, dated June 12, 1997 (filed as Exhibit 2.2 to Registrant's Annual Report on Form 10-KSB for the year ending December 31, 1997 (the "1997 10-KSB"))

         2.3* Asset Acquisition Agreement by and between Registrant and The Netplex Group, Inc., dated August 31, 1998 (filed as Appendix A to Definitive 14-C Information Statement dated October 15, 1998 (the "1998 14-C"))

         2.4* First Amendment to Asset Acquisition Agreement by and between Registrant and The Netplex Group, Inc., dated September 9, 1998 (filed as Appendix A-2 to the 1998 14-C)

         2.5 Stock Purchase Agreement by and among Registrant, DCM Company, Inc., David C. Mitchell and ijob, Inc., dated December 31, 1998

         3.1* Registrant's Certificate of Incorporation, as amended and restated (filed as Exhibit 3.1 to Registrant's Registration Statement on Form S-8 (Reg. No. 333-69203) (the "December 1998 Form S-8"))

         3.2*    Registrant's Bylaws (filed as Exhibit 3.2 to the Form SB-2)

         4.1*    Form of Certificate of Common Stock of Registrant (filed as
                 Exhibit 4.1 to the Form SB-2)

         4.2* Form of Underwriter's Warrant Agreement by and between Barron Chase Securities, Inc. and Registrant (filed as Exhibit 4.2 to the Form SB-2)

         4.3* Form of Warrant Agreement by and between Liberty Bank & Trust Company of Oklahoma City, N.A. and Registrant (filed as Exhibit
                 4.3 to the Form SB-2)

         4.4* Form of Certificate of Redeemable Common Stock Purchase Warrant (filed as Exhibit 4.4 to the Form SB-2)

         4.5*+ The viaLink Company (f/k/a Applied Intelligence Group, Inc.) 1998 Non-Qualified Stock Option Plan (filed as Exhibit 4.5 to Registrant's Registration Statement on Form S-8 (Reg. No. 333-47549))

         4.6*+ The viaLink Company (f/k/a Applied Intelligence Group, Inc.) 1998 Stock Grant Plan (filed as Exhibit 4.4 to Registrant's Registration Statement on Form S-8 (Reg. No. 333-47547))

         4.7* Stock Option Agreement by and between David C. Mitchell and Registrant, dated June 12, 1997 (filed as Exhibit 4.9 to the 1997 10-KSB)

         4.8* Stock Option Agreement by and between Ron Beasley and Registrant, dated June 12, 1997 (filed as Exhibit 4.10 to the 1997 10-KSB)

         4.9*+ The viaLink Company (f/k/a Applied Intelligence Group, Inc.) 1997 Employee Stock Purchase Plan (filed as Exhibit 4.3 to Registrant's Registration Statement on Form S-8 (Reg. No. 333-30073))

         4.10*+ The viaLink Company (formerly Applied Intelligence Group, Inc.) 1995 Stock Option Plan, as amended and restated effective September 1, 1998 (filed as Exhibit 4.7 to Registrant's Registration Statement on Form S-8 (Reg. No. 333-69203)

         4.11* Shareholder Agreement by and between Registrant and Hewlett-Packard Company, dated as of February 4, 1999 (filed as Exhibit
                 4.1 to Registrant's Current Report on Form 8-K dated February 4, 1999 (the "February 1999 8-K"))

         4.12 Promotional Shares Escrow Agreement by and among Registrant, Liberty Bank & Trust Company of Oklahoma City, N.A., Robert L. Barcum, Robert N. Baker, Russell L. Reinhardt, David B. North, John Simonelli and Larry E. Howell, dated November 19, 1996

         4.13 Stock Option Agreement by and between Registrant and John Simonelli, as amended and restated, dated as of December 19, 1998

         4.14 Stock Option Agreement by and between Registrant and Larry E. Howell, as amended and restated, dated as of December 19, 1998

         4.15 Stock Option Agreement by and between Registrant and Robert T. Kirk, dated as of December 19, 1998

         4.16 Stock Option Agreement by and between Registrant and Brian Herman, dated as of December 18, 1998

         4.17 Stock Option Agreement by and between Registrant and Eureka Holdings, Inc., dated as of December 19, 1998

         4.18 Stock Option Agreement by and between Registrant and Roger Lockhart, dated as of December 19, 1998

         10.1* Note Purchase Agreement by and between Registrant and Hewlett-Packard Company, dated as of February 4, 1999 (filed as Exhibit
                 10.1 to the February 1999 8-K)

         10.2* Secured Subordinated Promissory Note in favor of Hewlett-Packard Company, dated February 4, 1999 (filed as Exhibit 10.2 to the February 1999 8-K)

         10.3* Security Agreement by and between Registrant and Hewlett-Packard Company, dated as of February 4, 1999 (filed as Exhibit
                 10.3 to the February 1999 8-K)

         10.4* Lease by and between Registrant and Oklahoma Christian Investment Corporation, dated October 3, 1994 (filed as Exhibit
                 10.2 to the Form SB-2)

         10.5* Form of Merger and Acquisition Fee Agreement by and between Registrant and Barron Chase Securities, Inc. (filed as Exhibit
                 10.10 to the Form SB-2)

         10.6* Exchange Agreement by and among Registrant, Robert L. Barcum, Robert N. Baker, Russell L. Reinhardt and David B. North, John Simonelli, and Larry E. Howell, dated October 14, 1996 (filed as Exhibit 10.36 to the Form SB-2)

         10.7*   Stock Redemption Agreement by and between Registrant and David
                 B. North, dated October 15, 1996 (filed as Exhibit 10.38 to the Form SB-2)

         10.8* Asset Purchase Agreement by and between ijob, Inc. and Human Technologies, Inc., dated June 12, 1997 (filed as Exhibit 10.44 to Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997 (the "June 1997 10-QSB"))

         10.9* Software License Agreement by and between ijob, Inc. and Human Technologies, Inc., dated June 12, 1997 (filed as Exhibit 10.45 to the June 1997 10-QSB)

         10.10* Conveyance Agreement by and between ijob, Inc. and Human Technologies, Inc., dated June 12, 1997 (filed as Exhibit 10.46 to the June 1997 10-QSB)

         10.11* Conveyance Agreement by and between Registrant and ijob, Inc., dated June 12, 1997 (filed as Exhibit 10.47 to the June 1997 10-QSB)

         10.12* Earn-out Agreement by and between Registrant and The Netplex Group, Inc., dated September 30, 1998 (filed as Exhibit 10.49 to the 1998 14-C)

         10.13* Administrative Services Agreement by and between Registrant and The Netplex Group, Inc., dated August 31, 1998 (filed as
                 Exhibit 10.51 to Registrant's Current Report on Form 8-K dated October 16, 1998 (the "August 1998 8-K"))

         10.14* Sublease by and between Applied Intelligence Group, Inc. and The Netplex Group, Inc. (filed as Exhibit 10.52 to the October 1998 8-K)

         10.15* Software Remarketing and Reselling Agreement by and between Registrant and The Netplex Group, Inc., with an effective date of September 1, 1998 (filed as Exhibit 10.53 to the October 1998 8-K)

         10.16+ Form of Indemnification Agreement by and between Registrant and Registrant's executive officers, dated February 9, 1998

         10.17+ Employment Agreement by and between Registrant and Lewis B. Kilbourne, dated October 1, 1998

         10.18+ Employment Agreement by and between Registrant and Robert N. Baker, dated October 1, 1998

         10.19 Secured Promissory Note entered into by DCM Company, Inc. and ijob, Inc. in favor of Registrant, dated December 31, 1998

         10.20 Security and Pledge Agreement by and among Registrant, DCM Company and ijob, Inc., dated as of December 31, 1998

         21.1    Subsidiaries of Registrant

         23.1    Consent of PricewaterhouseCoopers LLP, dated March 4, 1999.

         27.1    Financial Data Schedule

         --------------------

         *    Incorporated herein by reference to the indicated filing.
         +    Management Contract or Compensation Plan.

  (b)  Reports on Form 8-K.

     During the quarter ended December 31, 1998, viaLink filed a Current Report on Form 8-K dated October 27, 1998 reporting (Item 2) the sale of our consulting services assets to The Netplex Group, Inc., (Item 5) the amendment to The viaLink Company (formerly Applied Intelligence Group, Inc.) 1995 Stock Option Plan, (Item 5) the amendment to The viaLink Company (formerly Applied Intelligence Group, Inc.) 1998 Non-Qualified Stock Option Plan, (Item 5) the change of our name to The via Link Company, and (Item 5) the resignation of Robert Barcum as President and Chief Executive Officer, the resignation of David North as Vice President of Consulting and Larry Davenport as Vice President of Marketing and Sales.

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 4th day of March, 1999.

                                     THE VIALINK COMPANY
                                     (formerly Applied Intelligence Group, Inc.)
                                     (Registrant)

                                     By:    /S/Lewis B. Kilbourne
                                        ---------------------
                                            Lewis B. Kilbourne
                                            Chief Executive Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                      Title                       Date


By:  /S/ Robert L. Barcum        Chairman of the Board          March 4, 1999
   -------------------------
       Robert L. Barcum



By: /S/ Lewis B. Kilbourne      Chief Executive Officer         March 4, 1999
   -------------------------    And Director (principal
      Lewis B. Kilbourne           executive officer)



By:  /S/ Robert N. Baker       President, Chief Operating       March 4, 1999
   -------------------------      Officer and Director
       Robert N. Baker



By:  /S/ Jimmy M. Wright                Director                March 4, 1999
   -------------------------
       Jimmy M. Wright



By:    /S/ John M. Duck       Vice President, Treasurer and     March 4, 1999
   -------------------------Chief Financial Officer (principal
         John M. Duck        financial and accounting officer)

Item 7.  Financial Statements



                        INDEX TO FINANCIAL INFORMATION




     Report of Independent Accountants...............................  F-2


     Consolidated Balance Sheets as of December 31, 1998 and 1997....  F-3


     Consolidated Statements of Operations for the Years Ended
        December 31, 1998, 1997 and 1996.............................  F-4

     Consolidated Statements of Stockholders' Equity for the Years
        Ended December 31, 1998, 1997 and 1996.......................  F-5

     Consolidated Statements of Cash Flows for the Years Ended
        December 31, 1998, 1997 and 1996.............................  F-6

     Notes to Consolidated Financial Statements......................  F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
The viaLink Company (formerly Applied Intelligence Group, Inc.)

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and of cash flows present fairly, in all material respects, the financial position of The viaLink Company (formerly Applied Intelligence Group, Inc.) at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These consolidated financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                                        PRICEWATERHOUSECOOPERS LLP

Oklahoma City, Oklahoma
February 22, 1998

        THE VIALINK COMPANY (formerly Applied Intelligence Group, Inc.)
                          CONSOLIDATED BALANCE SHEETS
                          December 31, 1998 and 1997

                                    ASSETS                                            1998                   1997
                                                                               ---------------         --------------
Current assets:
     Cash and cash equivalents                                                      $  715,446             $   80,769
     Accounts receivable - trade, net of allowance for doubtful
       accounts of $7,841 in 1998 and $1,724 in 1997                                   158,117              1,337,322
     Other receivables                                                                 585,778                 44,893
     Inventory                                                                             -                    8,707
     Current portion of deferred tax asset                                                 -                   44,502
     Prepaid expenses                                                                   16,716                 51,634
     Marketable securities, available-for-sale                                         684,327                    -
                                                                                    ----------             ----------

       Total current assets                                                          2,160,384              1,567,827

Furniture, equipment and leasehold improvements, net                                   719,910              1,462,575
Software development costs, net                                                      1,340,230              1,735,420
Deferred tax asset, net                                                                    -                1,004,938
Note receivable, net of deferred gain on sale                                          337,958                    -
Other assets                                                                            38,564                 33,393
                                                                                    ----------             ----------

         Total assets                                                               $4,597,046             $5,804,153
                                                                                    ==========             ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Book overdraft                                                                 $      -               $   23,619
     Accounts payable and accrued liabilities                                        1,066,273              1,507,018
     Deferred revenue                                                                      -                  236,134
     Current portion of capital lease obligations                                       44,194                132,422
                                                                                    ----------             ----------

       Total current liabilities                                                     1,110,467              1,899,193

Capital lease obligations, net of current portion                                          -                   44,194
Long-term debt                                                                             -                  490,000
Notes payable to shareholders                                                              -                  482,830
                                                                                    ----------             ----------

       Total liabilities                                                             1,110,467              2,916,217

Commitments (Note 10)

Stockholders' equity:
     Common stock, $.001 par value; 30,000,000 shares authorized;
        2,826,613 and 2,729,509 shares issued and outstanding
        at December 31, 1998 and 1997, respectively                                      2,827                  2,730
     Additional paid-in capital                                                      4,763,569              4,498,988
     Accumulated deficit                                                              (964,144)            (1,613,782)
     Accumulated other comprehensive loss                                             (315,673)                   -
                                                                                    ----------             ----------

       Total stockholders' equity                                                    3,486,579              2,887,936
                                                                                    ----------             ----------

         Total liabilities and stockholders' equity                                 $4,597,046             $5,804,153
                                                                                    ==========             ==========

                 The accompanying notes are an integral part
                  of these consolidated financial statements.

        THE VIALINK COMPANY (formerly Applied Intelligence Group, Inc.)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             For the years ended December 31, 1998, 1997 and 1996

                                                                   1998                    1997                   1996
                                                            ----------------        ---------------        ---------------

Revenues                                                         $ 8,230,628            $ 9,022,842            $ 9,507,370

Expenses:
     Direct cost of sales                                          1,563,757              2,211,956              2,570,840
     Salaries and benefits                                         5,256,247              6,174,503              5,167,571
     Selling, general and administrative                           1,964,180              2,708,351              2,007,999
     Interest expense, net                                           161,355                 73,581                219,089
     Depreciation and amortization                                   925,134                827,396                591,205
                                                                 -----------            -----------            -----------

       Total expenses                                              9,870,673             11,995,787             10,556,704
                                                                 -----------            -----------            -----------

Loss from operations                                              (1,640,045)            (2,972,945)            (1,049,334)

Gain on sale of assets                                             2,998,453                    -                      -
Other income                                                         340,670                    -                      -
                                                                 -----------            -----------            -----------

Income (loss) before income taxes                                  1,699,078             (2,972,945)            (1,049,334)

Provision (benefit) for income taxes                               1,049,440             (1,112,127)              (366,925)
                                                                 -----------            -----------            -----------

Net income (loss)                                                    649,638             (1,860,818)              (682,409)

Other comprehensive loss:
     Unrealized loss on securities                                  (315,673)                   -                      -
                                                                 -----------            -----------            -----------

Comprehensive income (loss)                                      $   333,965            $(1,860,818)           $  (682,409)
                                                                 ===========            ===========            ===========



Weighted average common shares outstanding - Basic                 2,741,041              2,727,438              1,838,522
                                                                 ===========            ===========            ===========

Net income (loss) per common share - Basic                       $       .24            $      (.68)           $      (.37)
                                                                 ===========            ===========            ===========

Weighted average common shares outstanding - Diluted               3,102,443              2,727,438              1,838,522
                                                                 ===========            ===========            ===========

Net income (loss) per common share - Diluted                     $       .21            $      (.68)           $      (.37)
                                                                 ===========            ===========            ===========

                 The accompanying notes are an integral part
                  of these consolidated financial statements.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             For the years ended December 31, 1998, 1997 and 1996



                                                                                    Accumulated           Retained
                                         Common Stock            Additional            Other              Earnings
                                  -------------------------       Paid-In          Comprehensive        (Accumulated
                                    Shares        Amounts         Capital              Loss               Deficit)
                                  ----------    -----------    --------------    -----------------    ----------------
Balance,
December 31, 1995                  1,500,000     $    1,500    $       66,484    $               -    $        929,445

Vantage Capital
Resources, Inc., merger              610,000            610           394,317                    -                   -

Stock redemptions                   (383,500)          (383)          (40,742)                   -                   -

Initial public offering            1,000,000          1,000         4,071,167                    -                   -

Net loss                                   -              -                 -                    -            (682,409)
                                  ----------     ----------    --------------    -----------------    ----------------

Balance,
December 31, 1996                  2,726,500          2,727         4,491,226                    -             247,036

Exercise of stock options                444              -               279                    -                   -

Stock issued under
Employee Stock
Purchase Plan                          2,565              3             7,483                    -                   -

Net loss                                   -              -                 -                    -          (1,860,818)
                                  ----------     ----------    --------------    -----------------    ----------------

Balance (Deficit),
December 31, 1997                  2,729,509          2,730         4,498,988                    -          (1,613,782)

Exercise of stock options             88,610             89           240,303                    -                   -

Stock issued under
Employee Stock
Purchase Plan                          3,461              3             8,555                    -                   -

Stock issued under
Employee Stock
Bonus Plan                             5,033              5            15,723                    -                   -


Net Income                                 -              -                 -                    -             649,638

Unrealized loss on
securities available for sale              -              -                 -             (315,673)                  -
                                  ----------     ----------    --------------    -----------------    ----------------

Balance (Deficit),
December 31, 1998                  2,826,613     $    2,827    $    4,763,569    $        (315,673)   $       (964,144)
                                  ==========     ==========    ==============    =================    ================

  The accompanying notes are an integral part of these consolidated financial statements.

        THE VIALINK COMPANY (formerly Applied Intelligence Group, Inc.)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1998, 1997 and 1996

                                                                               1998            1997             1996
                                                                           -----------     ------------     ------------
Cash flows from operating activities:
   Net income (loss)                                                       $   649,638     $(1,860,818)     $  (682,409)
Adjustments to reconcile net income (loss) to net cash provided by operating  activities:
   Depreciation and amortization                                               925,134         827,396          591,205
   Deferred income tax provision (benefit)                                   1,049,440      (1,112,127)        (241,730)
   Gain on sale of assets                                                   (2,998,453)              -                -
   Loss on disposal of fixed assets                                             12,694               -            5,720
   Decrease (increase) in accounts receivable                                1,054,162         672,515          363,680
   Decrease (increase) in other receivables                                   (540,885)        269,981          (95,995)
   Decrease (increase) in inventory                                              8,707          19,452           (5,767)
   Decrease (increase) in prepaid expenses                                      34,918          24,630           19,974
   Decrease (increase) in other assets                                         (11,218)         83,748          (68,698)
   Increase (decrease) in accounts payable and accrued liabilities            (397,899)        428,512         (184,601)
   Increase (decrease) in deferred revenue                                    (236,134)        (96,315)         207,986
                                                                           -----------     -----------      -----------

Net cash used in operating activities                                         (449,896)       (743,026)         (90,635)
                                                                           -----------     -----------      -----------

Cash flows from investing activities:
   Proceeds from sale of assets, net of cost                                 2,607,731               -                -
   Capital expenditures                                                        (41,785)       (332,987)        (625,893)
   Capitalized expenditures for software development                          (617,180)       (752,158)        (655,248)
                                                                           -----------     -----------      -----------

Net cash provided by (used in) investing activities                          1,948,766      (1,085,145)      (1,281,141)
                                                                           -----------     -----------      -----------

Cash flows from financing activities:
   Increase (decrease) in book overdraft                                       (23,619)       (261,141)         115,294
   Proceeds from long-term debt                                              3,522,639       1,270,000        5,609,000
   Proceeds from shareholder notes                                                   -           6,455           39,375
   Proceeds from exercise of stock options, stock bonus
       and stock purchase plan                                                 264,678           7,765                -
   Proceeds from sale of stock                                                       -               -        4,425,969
   Payments of capital lease obligations                                      (132,422)       (135,153)        (111,347)
   Payments of shareholder notes                                              (482,830)        (20,000)               -
   Payments on long-term debt                                               (4,012,639)       (780,000)      (6,904,000)
                                                                           -----------     -----------      -----------

Net cash provided by (used in) financing activities                           (864,193)         87,926        3,174,291
                                                                           -----------     -----------      -----------

Net increase (decrease) in cash                                                634,677      (1,740,245)       1,802,515

Cash and cash equivalents at beginning of period                                80,769       1,821,014           18,499
                                                                           -----------     -----------      -----------

Cash and cash equivalents at end of period                                 $   715,446     $    80,769      $ 1,821,014
                                                                           ===========     ===========      ===========

Supplemental disclosures of cash flow information:

   Cash paid for interest                                                  $   220,553     $   123,778      $   251,967
                                                                           ===========     ===========      ===========

   Cash paid for income taxes, net of cash received for income taxes       $    26,454     $   114,852      $   (10,000)
                                                                           ===========     ===========      ===========

Supplemental disclosures of noncash investing and financing activities:

   Capital lease obligation incurred                                       $         _     $         _      $   205,938
                                                                           ===========     ===========      ===========
   Effective December 31, 1998, the Company sold its investment in its whole-
   owned subsidiary, ijob, Inc., for a $800,000 note receivable. The net gain on the sale of $462,042 has been deferred and netted against the note.

  The accompanying notes are an integral part of these consolidated financial statements.

        THE VIALINK COMPANY (formerly Applied Intelligence Group, Inc.)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     General Description of Business The viaLink Company (the "Company") provides business-to-business electronic commerce solutions for the grocery and convenience store industries. The Company has developed a cost-effective, Internet-accessible shared database, the viaLink Item Catalog, that enables subscribing manufacturers, suppliers and retailers to exchange product, pricing and promotional information. The Company's solution offers a single interface solution for retailers to receive product information from all their suppliers, regardless of the technological capabilities of the retailer or the supplier. Suppliers and manufacturers are able to efficiently communicate product and pricing information to their customers, significantly reducing the operational and administrative costs of supply chain management. Product, pricing and promotional information contained in the viaLink database is secured with state-of-the-art firewalls and password protections. With the use of a personal computer and commonly available software and a Web browser, viaLink enables its subscribers to improve management of information flow, reduce errors and invoice discrepancies, enhance the accounts receivable collection process and reduce redundant information processing.

     The Company's clients and customers range from small, rapidly growing companies to large corporations and are geographically dispersed throughout the United States.

     Basis of Presentation   The consolidated financial statements include the
     accounts of the Company and its wholly-owned subsidiary, ijob, Inc., which was formed June 30, 1997. All material intercompany balances and transactions have been eliminated. On December 31, 1998 ijob, Inc. was sold and, therefore, is not included in the Company's December 31, 1998 balance sheet (see Note 2).

     Use of Estimates   The preparation of financial statements in conformity
     with generally accepted accounting principles requires the use of management's estimates and assumptions in determining the carrying values of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts for certain revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Cash and Cash Equivalents   For purposes of the statement of cash flows,
     the Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

     Marketable Securities The Company classifies its marketable securities as available-for-sale in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company's securities are carried at fair market value, with the unrealized gains and losses reported as a separate component in stockholders' equity until realized.

     Risks from Concentrations   Financial instruments, which potentially
     subject the Company to concentrations of credit risk, consist principally of temporary cash investments, notes receivable and accounts receivable. The Company places its temporary cash investments with high credit quality financial institutions. Concentrations of credit risk with respect to accounts receivable are limited due to the size of customers and their dispersion across different regions. The Company does not believe a material risk of loss exists with respect to its financial position due to concentrations of credit risk.

     The Company, through the sale of its management consulting and systems integration services, received 643,770 shares of preferred stock convertible into common shares of the NetPlex Group, Inc. which are classified as available-for-sale marketable securities and are subject to fluctuations in value due to market conditions.

     The Company's revenues were in part dependent on large license fees and systems integration contracts from a limited number of customers. In 1998, 1997 and 1996 three customers individually accounted for 13, 11, and 11 percent, 20, 13, and 10 percent, and 17, 14, and 10 percent of the Company's total revenues, respectively. In 1998, 1997 and 1996, approximately 49, 57 and 57 percent, respectively, of the Company's total revenues were attributable to five clients. During 1998 the Company sold its wholly owned subsidiary, ijob, Inc., and the assets underlying its management consulting and systems integration services (see Note 2). Historically, approximately 90% of the Company's revenues were generated from assets sold pursuant to these sales. As a result of the sales, the Company resembles a development stage company since its planned principal operations are underway, but have not yet generated significant revenues.

     Furniture, equipment and leasehold improvements    Furniture, equipment and
     leasehold improvements are stated at cost. Expenditures for repairs and maintenance are charged to expense as incurred. Upon disposition, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is reflected in operations for the period. The Company depreciates furniture and equipment using the straight-line method over their estimated useful lives ranging from 5 to 10 years. Leasehold improvements are amortized over the lease term using the straight-line method.

     Revenue Recognition   The Company recognizes revenues as the services are
     provided. Revenues collected in advance are deferred and recognized as earned. Revenues for fixed-price contracts are recognized using the percentage of completion method. Accounts receivable included unbilled amounts of $193,355 at December 31, 1997. As of December 31, 1998 there were no unbilled amounts.

     Direct Cost of Sales    Direct Cost of sales represents the cost of
     hardware and certain point-of-sale software acquired for resale, including royalty payments required for sale of the Company's proprietary software products.

     Earnings Per Share   The Company presents basic and diluted earnings per
     share ("EPS") as required under Statement of Accounting Standard No. 128, "Earnings Per Share," ("SFAS 128"). SFAS 128 simplifies the standards for computing earnings per share by replacing the presentation of primary earnings per share with a presentation of basic earnings per share and by simplifying the calculation of diluted earnings per share. A reconciliation of the numerator and the denominator used in the calculation of earnings per share is as follows:

                                                                      For the Year  Ended December 31, 1998
                                                                 -----------------------------------------------
                                                                   Income             Shares
                                                                 (Numerator)       (Denominator)       Per Share
                                                                 -----------       -------------       ---------
             Basic EPS
              Income available to common
               shareholders                                         $649,638           2,741,041           $0.24
                                                                                                       =========
              Effect of dilutive securities options                        -             361,402
                                                                 -----------       -------------
             Dilutive EPS
              Income available to common
                shareholders plus assumed
                conversions                                         $649,638           3,102,443           $0.21
                                                                 ===========       =============       =========

     At December 31, 1998, options to purchase 360,000 and 30,000 shares of common stock at $5.00 and $9.00 per share, respectively, and warrants to purchase 920,000 and 180,000 shares of common stock at $5.00 and $6.00, respectively, were outstanding, but were not included in the computation of diluted EPS because the exercise price of the options and warrants was greater than the average market price of the common shares.

     At December 31, 1997, options to purchase 583,078 shares at an average exercise price of $4.19 and warrants to purchase 920,000 and 180,000 shares of common stock at $5.00 and $6.00, respectively, were outstanding, but were not included in the computation of diluted EPS because the exercise price of the options and warrants was greater than the average market price of the common shares.

     At December 31, 1996, options to purchase 435,208 shares at an average exercise price of $4.32 and warrants to purchase 920,000 and 180,000 shares of common stock at $5.00 and $6.00, respectively, were outstanding, but were not included in the computation of diluted EPS because the exercise price of the options and warrants was greater than the average market price of the common shares.


     Income Taxes   The Company accounts for income taxes in accordance with
     Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires deferred tax liabilities or assets to be recognized for the anticipated future tax effects of temporary difference that arise as a result of the differences in the carrying amounts and tax bases of assets and liabilities, and for loss carryforwards and tax credit carryforwards.

     Costs of Product Development   The Company incurred costs and expenses of
     approximately $1,827,000, $1,875,000, and $1,204,000 for product development in 1998, 1997, and 1996, respectively. A substantial portion of these costs relates to development of a network subscription service that the Company made available to subscribers in January of 1997. Certain of these costs are capitalized as Software Development Costs (See Note 4).

     Comprehensive Income   In 1998, the Company adopted SFAS 130, "Reporting
     Comprehensive Income." SFAS 130 establishes new rules for reporting of comprehensive income and its components. Comprehensive income consists of unrealized loss on the fair market value of marketable securities and is presented as a separate component of stockholders' equity. Prior years' financial statements have been presented to conform to these requirements.

     Recently Issued Accounting Pronouncements   In October 1997, the AICPA
     Accounting Standards Executive Committee issued Statement of Position 97-2, Software Revenue Recognition ("SOP 97-2"), which supercedes Statement of Position 91-1, Software Revenue Recognition. SOP 97-2 focuses on when and in what amounts revenue should be recognized for licensing, selling, leasing, or otherwise marketing computer software and is effective for transactions entered into in fiscal years beginning after December 15, 1997. In March 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position 98-4, Deferral of the Effective Date of Provision of SOP 97-2, Software Revenue Recognition ("SOP 98-4"). SOP 98-4 defers for one year certain provisions of SOP 97-2. In December of 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position 98-9, Modification of SOP 97-2, Software Revenue Recognition, with respect to Certain Transactions ("SOP 98-9"). SOP 98-9, also amends certain provisions of SOP 97-2 and extends the deferral of the application of certain provisions of SOP 97-2 as amended by SOP 98-4 through fiscal years beginning on or before March 15, 1999. The Company does not believe that the adoption of SOP 97-2, including the effects of these amendments, will have a material impact on its financial position and results of operations.

2.   DIVESTITURES:

     On December 31, 1998, the Company sold its wholly-owned subsidiary, ijob, Inc. to DCM Company ("DCM"), a corporation wholly-owned by David C. Mitchell, the President and a member of the Board of Directors of ijob at the time of the sale. DCM purchased all of the outstanding stock of ijob for a collateralized, ten-year $800,000 promissory note that accrues interest at 8%. DCM is required to pay the promissory note in full upon the occurrence of certain events, including the date upon which David C. Mitchell owns less than 51% of DCM. The promissory note is collateralized by principally all of the fixed assets, contract rights, accounts receivable and general intangibles of ijob. The net gain of $462,042 on the sale has been deferred and netted against the $800,000 promissory note, as DCM is considered to be a highly leveraged entity.

     Effective September 1, 1998, the Company sold the assets related to its management consulting and systems integration services (including the Company's proprietary Retail Services Application ("RSA") software) to Netplex Group, Inc ("Consulting Asset Sale"). Netplex paid the Company $3.0 million in cash and issued the Company 643,770 shares of Netplex preferred stock, with a market value of approximately $1.0 million. The Company used the cash proceeds from the sale to repay (i) $551,062 of long-term debt, (ii) $565,094 of shareholder loans including interest and (iii) expenses attributable to the Consulting Asset Sale. The net gain from the Consulting Assets Sale was $2,998,453. As of December 31, 1998, the market value of the 643,770 shares of NetPlex preferred stock was $684,327, yielding an unrealized loss of $315,673, which has been included in comprehensive loss. The following represents condensed unaudited results of operations related to the management consulting and systems integration services:

                                    August 31, 1998    December 31, 1997
                                    ---------------    -----------------
            Revenues                     $6,831,916           $7,544,678
            Expenses                      5,045,104            7,335,395
                                    ---------------    -----------------
            Income before Taxes          $1,786,812           $  209,283
                                    ===============    =================

3.   FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS:

     Furniture, equipment and leasehold improvements at December 31, 1998 and 1997 consists of the following:

                                                 1998                  1997
                                              -----------           -----------

     Furniture and fixtures                   $   286,583           $   482,818
     Computer equipment                         1,432,776             2,029,864
     Computer software                            492,790               657,498
     Leasehold improvements                        49,669                55,779
                                              -----------           -----------

                                                2,261,818             3,225,959
     Less:  accumulated depreciation
     and amortization                          (1,541,908)           (1,763,384)
                                              -----------           -----------

     Furniture, equipment and leasehold
     improvements, net                        $   719,910           $ 1,462,575
                                              ===========           ===========

     Included in furniture and fixtures in 1997 was $125,886 of assets under a capital lease. In 1998 the capital lease was paid in full and the Company
     obtained ownership of the related furniture and fixtures.   Included in
     computer equipment in 1998 and 1997 was $321,840 of assets under capital leases. The accumulated depreciation for all assets under capital leases at December 31, 1998 and 1997 was $282,245 and $195,177, respectively.

4.   SOFTWARE DEVELOPMENT COSTS:

     The Company capitalizes certain costs, including interest, that are directly related to the development of software. In accordance with Statement of Financial Accounting Standards No. 86, capitalization of costs begins when technological feasibility has been established and ends when the product is available for customers. Capitalized software development costs are amortized using the straight-line method over the estimated useful life of five years. Amortization of capitalized software costs for December 31, 1998, 1997, and 1996 was $466,875, $324,837, and $176,756,
     respectively. Accumulated amortization at December 31, 1998 and 1997 was $763,755 and $841,826, respectively.

     The Company continually assesses whether the unamortized capitalized cost of software development is impaired. This assessment is based on the future cashflows expected to be generated by the related product. If impairment is determined, the amount of such impairment is calculated based on the estimated net realizable value of the related asset. No write-offs were made in 1998 and 1997.

     Total interest costs for the years ended December 31, 1998, 1997, and 1996 were $168,946, $116,183, and $291,089, respectively, of which $54,423 was capitalized in 1996. No interest was capitalized in 1998 and 1997.

5.   LONG-TERM DEBT:

     On July 19, 1995, the Company entered into a revolving credit agreement (the "Agreement") with a bank whereby the Company could borrow, under two separate notes, up to the lesser of $3,000,000 or the borrowing base as defined in the agreement. Pursuant to the terms of the revolving credit agreement, upon successful completion of the Company's initial public offering, the working capital note of $800,000 was paid in full on November 27, 1996, and in October 1997, and December 1997, the terms of the remaining note were renegotiated to a credit line of $500,000. Interest on the note was prime plus 0.5% at December 31, 1997, which was 9%.

     During the first quarter of 1998, the Company completed a new credit facility with a commercial lender that replaced the revolving credit agreement with the bank. Under the new credit facility the Company could borrow up to $1,000,000; however, amounts borrowed were limited to 75% of the Company's accounts receivable as defined by the new facility. The facility was collateralized by accounts receivable and all tangible assets of the Company and was guaranteed by three principal officers of the Company. The interest rate on the new facility was prime plus 3%. The promissory note under this agreement was paid in full on October 16, 1998. During the first quarter of 1998, the Company obtained a credit facility including a large sale financing option with IBM Credit Corp., whereby the Company could finance directly with IBM Credit Corp. large sales of hardware or software. As of December 31,1998, there were no amounts outstanding on this credit facility and in February of 1999, the Company terminated its arrangement under this credit facility. The Company no longer has any available working capital borrowings or credit facility available for borrowings.

     On February 4, 1999, the Company entered into a financing agreement with Hewlett-Packard Company. Hewlett-Packard provided the Company $6.0 million pursuant to a Subordinated Secured Promissory Note bearing interest at a rate of 11.5% per annum. The Company received such funds on February 5, 1999. No principal or interest payments are due on the Hewlett-Packard Note until February 2004. This Note is collateralized by a lien on our viaLink services, including the underlying source code. Upon receipt of shareholder approval, which the Company intends to seek at the 1999 Annual Meeting of Shareholders, this initial Note would be exchanged for a substantially similar note which would be convertible beginning in August 2000 into the Company's Common Stock at a price of $7 per share. In connection with the financing, Hewlett-Packard will provide the technological platform to host the Company's Item Catalog and other services, co-marketing and consulting services. The Hewlett-Packard loan agreement also provides that up to 50% of the loan proceeds are intended to be used to purchase Hewlett-Packard products and services.

     The carrying values of financial instruments included in long-term debt approximate their fair values due to the nature and terms of the instruments involved.

6.   NOTES PAYABLE TO SHAREHOLDERS:

     In October 1998, the Company repaid all shareholder notes in the principal amount of $482,830, plus accrued interest of $82,264. Notes payable to shareholders at December 31, 1997, totaled $482,830 and included interest at rates ranging from 8.5% to 11.5%.

     Interest expense for 1998 and 1997 related to the notes payable to shareholders was $38,293 and $46,473, respectively.

7.   STOCKHOLDERS' EQUITY:

     The Company established The viaLink Company (formerly the Applied Intelligence Group, Inc.) Employee Stock Purchase Plan (the "Employee Stock Purchase Plan" or "Plan") in April 1997, which was approved by the shareholders at the Annual Meeting of Shareholders on June 3, 1997. The Employee Stock Purchase Plan provides the opportunity for employees to purchase the Company's stock through payroll deductions, to encourage participation in the ownership and economic progress of the Company. Plan participants may contribute up to $20 per pay period into their account to purchase whole shares of the Common Stock of the Company at pre-determined calendar quarter grant dates or exercise dates. The price will be 85 percent of the per share fair market value on the granting date or the exercise date, whichever is the lesser, of the purchase period. The number of shares of Common Stock authorized and reserved for issuance under the Plan is 100,000 shares. For each of the years ended December 31, 1998 and 1997, 3,461 and 2,565 shares, respectively, shares of Common Stock have been purchased by Employees of the Company, and are included in the total outstanding shares as of December 31, 1998.

8.   STOCK OPTION PLANS:

     In 1995, the Company created the 1995 Stock Option Plan (the "Plan"). The Plan provides for incentive stock options and non-incentive stock options to key management, directors, key professional employees or key professional non-employee service providers of the Company. In April 1996, the Company amended the Plan to authorize and reserve up to 300,000 shares of Common Stock for issuance of options under the Plan, and again amended the Plan on September 1, 1998 to increase the number of authorized shares under the Plan to 800,000. The Plan permits the issuance of qualified and nonqualified stock options. During 1998, the Company issued 670,750 options at an average exercise price of $3.04.

     In conjunction with the Company's merger with Vantage Capital Resources, Inc. in 1996 the Company issued 360,000 options exercisable at $5.00 per share. Such options become exercisable after 2 years and expire after 5 years from the original grant date.

     On February 9, 1998, the Board of Directors of the Company adopted the 1998 Non-Qualified Stock Option Plan (the "Non-Qualified Stock Plan" or "Plan"), to attract, retain and motivate directors, executive officers, key employees and independent contractors of the Company and its subsidiaries by way of granting non-qualified stock options with stock appreciation rights attached. The Non-Qualified Stock Plan, as amended on September 1, 1998, authorizes and reserves up to 800,000 shares of Common Stock for issuance and options under the Plan. The option price shall not be less than 85 percent of the fair market value of the Common Stock on the date of grant. All options pursuant to the Plan expire after ten years from the date of grant. The Board of Directors has the discretion to fix the period and the time at which any options granted under the Plan may be exercised. During 1998 the Company issued 501,857 options at an average exercise price of $3.38 pursuant to the Plan.

     On February 10, 1998, the Board of Directors of the Company adopted the 1998 Stock Grant Plan (the "Stock Grant Plan" or "Plan") to attract, retain and motivate consultants, independent contractors and key employees of the Company and its subsidiaries by way of granting shares of stock in the Company. The Stock Grant Plan authorizes and reserves up to 150,000 shares of Common Stock of the Company for issuances under the Plan. Shares of Common Stock received pursuant to the Stock Grant Plan restrict the sale, transfer or other disposal of said shares for a period of one year. During 1998, 5,033 shares of common stock have been issued pursuant to the Plan at an average price of $3.12.

     Pro forma information regarding net income and earnings per share is required by FAS No. 123 and has been determined as if the Company had accounted for its stock options under the fair value method defined by FAS No. 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for fiscal year 1998, 1997 and 1996, respectively: interest rates (zero-coupon U.S. government issued with a remaining life equal to the expected term of the options) of 4.52%, 6.47%, and 6.10%; dividend yields of 0.0%; volatility factors of expected market price of the Company's common stock of 65%; and weighted-average expected life of the options of 6.7, 5.9, and 3.5 years.

     The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its employee stock options. APB No. 25 requires compensation expense be recorded for any difference between the option price and market value on the measurement date. Accordingly, based on the fact that all option's exercise price equals the market price at date of grant, no compensation cost has been recognized in 1998, 1997 and 1996.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

     The Company's pro forma information is as follows for December 31:

                                              1998         1997         1996
                                            ---------   -----------   ---------
      Net income (loss), as reported        $ 649,638   $(1,860,818)  $(682,409)
      Pro forma                             $ 112,172   $(2,393,944)  $(780,194)
      Earnings (loss) per shares-diluted,
      as reported                           $     .21   $      (.68)  $    (.37)
      Pro forma                             $     .04   $      (.88)  $    (.42)

     A summary of the Company's stock option activity and related information follows as of December 31:

                                                                                                 Weighted
                                                                         Number of               Average
                                                                          Shares              Exercise Price
                                                                       -------------        ------------------
          Outstanding at December 31, 1995                                    45,513               $0.63
             Granted                                                         396,238                4.69
             Exercised                                                             -                   -
             Canceled                                                         (6,543)               0.80
                                                                       -------------

          Outstanding at December 31, 1996                                   435,208                4.32
             Granted                                                         167,500                3.76
             Exercised                                                          (444)               0.63
             Canceled                                                        (19,186)               3.31
                                                                       -------------

          Outstanding at December 31, 1997                                   583,078                4.19
             Granted                                                       1,172,607                3.18
             Exercised                                                       (88,610)               2.71
             Canceled                                                        (44,453)               3.44
                                                                       -------------

          Outstanding at December 31, 1998                                 1,622,622               $3.56
                                                                       =============

     The following table summarizes information about stock options outstanding at December 31, 1998:

                                                  Options Outstanding                                Options Exercisable
                             -----------------------------------------------------------     ---------------------------------
                                                         Weighted             Weighted                               Weighted
          Range                                          Average               Average                               Average
       of Exercise             Outstanding at            Exercise             Remaining         Exercisable          Exercise
          Prices                   12/31/98               Price                 Life            at 12/31/98           Price
     ----------------        ------------------     -----------------     ---------------     ---------------     -------------
      $0.63 to $1.80                 34,410                $0.92              7 years               34,410             $0.92
      $3.00 to $3.88              1,198,212                $3.07              6 years              150,595             $3.45
      $5.00 to $9.00                390,000                $5.31              9 years              360,000             $5.00
      $0.63 to $9.00              1,622,622                $3.56              6 years              545,005             $4.31

9.   INCOME TAXES:

     The components of the provision (benefit) for income taxes for the years ended December 31, 1998, 1997 and 1996 are as follows:

                                                                     1998                   1997                  1996
                                                                 -------------       ----------------       --------------
     Current                                                     $           -       $             -        $    (125,195)
     Deferred                                                        1,049,440            (1,112,127)            (241,730)
                                                                 -------------       ---------------        -------------
     Provision (benefit) for income taxes                        $   1,049,440       $    (1,112,127)       $    (366,925)
                                                                 =============       ===============        =============

     The difference in federal income taxes at the statutory rate and the provision for income taxes for the years ended December 31, 1998, 1997, and 1996 are as follows:

                                                                      1998                1997                  1996
                                                                   -----------       --------------         -----------
     Income tax expense (benefit) at federal statutory rate        $   577,687       $  (1,010,801)         $  (356,773)
     State income taxes                                                 67,963            (118,918)             (41,973)
     Change in valuation allowance                                     401,302                   -                    -
     Revision of prior year estimate                                         -                   -               14,273
     Other                                                               2,488              17,592               17,548
                                                                   -----------       --------------         -----------
     Provision (benefit) for income taxes                          $ 1,049,440       $  (1,112,127)         $  (366,925)
                                                                   ===========       =============          ===========

Deferred tax assets (liabilities) are comprised of the following:
                                                                                                     December 31,
                                                                                              -------------------------
                                                                                                1998             1997
                                                                                              ---------      ----------
      Deferred tax assets:
        Allowance for doubtful accounts                                                       $   2,980      $      655
        Compensated absences                                                                     17,583          43,847
        Tax carryforwards                                                                        24,985          24,969
        Unrealized loss on marketable securities                                                119,956               -
        Net operating loss carryforward                                                         781,387       1,730,999
                                                                                              ---------      ----------
                                                                                                946,891       1,800,470
      Deferred tax liabilities:
        Intangible assets                                                                      (508,763)       (659,460)
        Depreciation and amortization                                                           (36,826)        (91,570)
                                                                                              ---------      ----------

     Net deferred tax asset, before valuation allowance                                         401,302       1,049,440

     Valuation allowance                                                                       (401,302)              -
                                                                                              ---------      ----------

     Net deferred tax asset                                                                   $       -      $1,049,440
                                                                                              =========      ==========

     At December 31, 1998, the Company had net operating loss ("NOL") carryforwards for Federal and State purposes of approximately $2,000,000 and $2,400,000, respectively, and other carryforwards of approximately $66,000. The Federal and State NOL carryforwards begin to expire in 2011.

     SFAS 109 requires that the Company record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax asset depends on the Company's ability to generate sufficient taxable income in the future. If the Company achieves sufficient profitability to utilize the NOL, the valuation allowance will be reduced resulting in a reduction of future income tax expense.

     The ability of the Company to utilize the NOL carryforward to reduce future taxable income taxes may be limited upon occurrence of certain capital stock transactions during any three-year period resulting in an aggregate ownership change of more than 50%.

10.  LEASES:

     The Company leases its office and storage space under operating leases. The terms range from month-to-month up to ten years and include options to renew. The Company also leases office equipment under various noncancelable lease agreements. Total rental expense in 1998, 1997 and 1996 for all leases was $410,669, $455,369 and $333,225, respectively.

     Future minimum lease payments under noncancelable leases at December 31, 1998 follows:

                                                                                       Capital                Operating
                                                                                       Leases                  Leases
                                                                                    ------------           -------------
     1999                                                                           $     46,018           $     445,446
     2000                                                                                      -                 402,158
     2001                                                                                      -                 332,211
     2002                                                                                      -                 330,000
     2003                                                                                      -                 330,000
     Thereafter                                                                                -               1,136,000
                                                                                    ------------           -------------

     Future minimum lease payments                                                        46,018           $   2,975,815
                                                                                                           =============

     Less amount representing interest                                                     1,824
                                                                                    ------------
     Present value of minimum lease payments                                        $     44,194
                                                                                    ============

     Future minimum lease payments have not been reduced by future minimum sub-lease rentals of approximately $1.4 million under operating leases.

11.  RETIREMENT PLAN:

     The Company has a profit sharing plan (the "Plan") for certain eligible employees who have attained the age of 18 and completed one year of service. Under the Plan, employer contributions are made at management's discretion. Participants may contribute up to 6% of earnings as eligible contributions and up to 15% of earnings in total for any Plan year. The Company's discretionary matching percentage is equal to each participant's share of total eligible contributions for a year. The Company made no contributions in 1998, 1997, and 1996.

                                 Exhibit Index

Exhibit No.                             Description
----------                              -----------

   2.1* Agreement and Plan of Merger by and among Registrant, Vantage Capital Resources, Inc., John Simonelli, Larry E. Howell, Robert
               L. Barcum, Robert N. Baker and David B. North, dated May 8, 1996 (filed as Exhibit 2.1 to Registrant's Registration Statement on Form SB-2 (Reg. No. 333-5038-D) (the "Form SB-2"))

   2.2* Asset Purchase Agreement by and among ijob, Inc., Human Technologies, Inc., David C. Mitchell and Ron Beasley, dated June 12, 1997 (filed as Exhibit 2.2 to Registrant's Annual Report on Form 10-KSB for the year ending December 31, 1997 (the "1997 10-KSB"))

   2.3* Asset Acquisition Agreement by and between Registrant and The Netplex Group, Inc., dated August 31, 1998 (filed as Appendix A to Definitive 14-C Information Statement dated October 15, 1998 (the "1998 14-C"))

   2.4* First Amendment to Asset Acquisition Agreement by and between Registrant and The Netplex Group, Inc., dated September 9, 1998 (filed as Appendix A-2 to the 1998 14-C)

   2.5 Stock Purchase Agreement by and among Registrant, DCM Company, Inc., David C. Mitchell and ijob, Inc., dated December 31, 1998

   3.1* Registrant's Certificate of Incorporation, as amended and restated (filed as Exhibit 3.1 to Registrant's Registration Statement on Form S-8 (Reg. No. 333-69203) (the "December 1998 Form S-8"))

   3.2*        Registrant's Bylaws (filed as Exhibit 3.2 to the Form SB-2)

   4.1*        Form of Certificate of Common Stock of Registrant (filed as
               Exhibit 4.1 to the Form SB-2)

   4.2* Form of Underwriter's Warrant Agreement by and between Barron Chase Securities, Inc. and Registrant (filed as Exhibit 4.2 to the Form SB-2)

   4.3* Form of Warrant Agreement by and between Liberty Bank & Trust Company of Oklahoma City, N.A. and Registrant (filed as Exhibit
               4.3 to the Form SB-2)

   4.4* Form of Certificate of Redeemable Common Stock Purchase Warrant (filed as Exhibit 4.4 to the Form SB-2)

   4.5*+ The viaLink Company (f/k/a Applied Intelligence Group, Inc.) 1998 Non-Qualified Stock Option Plan (filed as Exhibit 4.5 to Registrant's Registration Statement on Form S-8 (Reg. No. 333-47549))

   4.6*+ The viaLink Company (f/k/a Applied Intelligence Group, Inc.) 1998 Stock Grant Plan (filed as Exhibit 4.4 to Registrant's Registration Statement on Form S-8 (Reg. No. 333-47547))

   4.7* Stock Option Agreement by and between David C. Mitchell and Registrant, dated June 12, 1997 (filed as Exhibit 4.9 to the 1997 10-KSB)

   4.8* Stock Option Agreement by and between Ron Beasley and Registrant, dated June 12, 1997 (filed as Exhibit 4.10 to the 1997 10-KSB)

   4.9*+ The viaLink Company (f/k/a Applied Intelligence Group, Inc.) 1997 Employee Stock Purchase Plan (filed as Exhibit 4.3 to Registrant's Registration Statement on Form S-8 (Reg. No. 333-30073))

   4.10*+ The viaLink Company (formerly Applied Intelligence Group, Inc.) 1995 Stock Option Plan, as amended and restated effective September 1, 1998 (filed as Exhibit 4.7 to Registrant's Registration Statement on Form S-8 (Reg. No. 333-69203)

   4.11* Shareholder Agreement by and between Registrant and Hewlett-Packard Company, dated as of February 4, 1999 (filed as Exhibit
               4.1 to Registrant's Current Report on Form 8-K dated February 4, 1999 (the "February 1999 8-K"))

   4.12 Promotional Shares Escrow Agreement by and among Registrant, Liberty Bank & Trust Company of Oklahoma City, N.A., Robert L. Barcum, Robert N. Baker, Russell L. Reinhardt, David B. North, John Simonelli and Larry E. Howell, dated November 19, 1996

   4.13 Stock Option Agreement by and between Registrant and John Simonelli, as amended and restated, dated as of December 19, 1998

   4.14        Stock Option Agreement by and between Registrant and Larry E.
               Howell, as amended and restated, dated as of December 19, 1998

   4.15        Stock Option Agreement by and between Registrant and Robert T.
               Kirk, dated as of December 19, 1998

   4.16 Stock Option Agreement by and between Registrant and Brian Herman, dated as of December 18, 1998

   4.17 Stock Option Agreement by and between Registrant and Eureka Holdings, Inc., dated as of December 19, 1998

   4.18 Stock Option Agreement by and between Registrant and Roger Lockhart, dated as of December 19, 1998

   10.1* Note Purchase Agreement by and between Registrant and Hewlett-Packard Company, dated as of February 4, 1999 (filed as Exhibit
               10.1 to the February 1999 8-K)

   10.2* Secured Subordinated Promissory Note in favor of Hewlett-Packard Company, dated February 4, 1999 (filed as Exhibit 10.2 to the February 1999 8-K)

   10.3* Security Agreement by and between Registrant and Hewlett-Packard Company, dated as of February 4, 1999 (filed as Exhibit 10.3 to the February 1999 8-K)

   10.4* Lease by and between Registrant and Oklahoma Christian Investment Corporation, dated October 3, 1994 (filed as Exhibit 10.2 to the Form SB-2)

   10.5* Form of Merger and Acquisition Fee Agreement by and between Registrant and Barron Chase Securities, Inc. (filed as Exhibit
               10.10 to the Form SB-2)

   10.6* Exchange Agreement by and among Registrant, Robert L. Barcum, Robert N. Baker, Russell L. Reinhardt and David B. North, John Simonelli, and Larry E. Howell, dated October 14, 1996 (filed as
               Exhibit 10.36 to the Form SB-2)

   10.7* Stock Redemption Agreement by and between Registrant and David B. North, dated October 15, 1996 (filed as Exhibit 10.38 to the Form SB-2)

   10.8* Asset Purchase Agreement by and between ijob, Inc. and Human Technologies, Inc., dated June 12, 1997 (filed as Exhibit 10.44 to Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997 (the "June 1997 10-QSB"))

   10.9* Software License Agreement by and between ijob, Inc. and Human Technologies, Inc., dated June 12, 1997 (filed as Exhibit 10.45 to the June 1997 10-QSB)

   10.10* Conveyance Agreement by and between ijob, Inc. and Human Technologies, Inc., dated June 12, 1997 (filed as Exhibit 10.46 to the June 1997 10-QSB)

   10.11* Conveyance Agreement by and between Registrant and ijob, Inc., dated June 12, 1997 (filed as Exhibit 10.47 to the June 1997 10-
               QSB)

   10.12* Earn-out Agreement by and between Registrant and The Netplex Group, Inc., dated September 30, 1998 (filed as Exhibit 10.49 to the 1998 14-C)

   10.13* Administrative Services Agreement by and between Registrant and The Netplex Group, Inc., dated August 31, 1998 (filed as Exhibit
               10.51 to Registrant's Current Report on Form 8-K dated October 16, 1998 (the "August 1998 8-K"))

   10.14* Sublease by and between Applied Intelligence Group, Inc. and The Netplex Group, Inc. (filed as Exhibit 10.52 to the October 1998 8-K)

   10.15* Software Remarketing and Reselling Agreement by and between Registrant and The Netplex Group, Inc., with an effective date of September 1, 1998 (filed as Exhibit 10.53 to the October 1998 8-K)

   10.16+ Form of Indemnification Agreement by and between Registrant and Registrant's executive officers, dated February 9, 1998

   10.17+ Employment Agreement by and between Registrant and Lewis B. Kilbourne, dated October 1, 1998

   10.18+ Employment Agreement by and between Registrant and Robert N. Baker, dated October 1, 1998

   10.19 Secured Promissory Note entered into by DCM Company, Inc. and ijob, Inc. in favor of Registrant, dated December 31, 1998

   10.20 Security and Pledge Agreement by and among Registrant, DCM Company and ijob, Inc., dated as of December 31, 1998

   21.1        Subsidiaries of Registrant

   23.1        Consent of PricewaterhouseCoopers LLP, dated March 4, 1999.

   27.1        Financial Data Schedule

------------------------------

*    Incorporated herein by reference to the indicated filing.
+    Management Contract or Compensation Plan.

(b)  Reports on Form 8-K.

     During the quarter ended December 31, 1998, viaLink filed a Current Report on Form 8-K dated October 27, 1998 reporting (Item 2) the sale of our consulting services assets to The Netplex Group, Inc., (Item 5) the amendment to The viaLink Company (formerly Applied Intelligence Group, Inc.) 1995 Stock Option Plan, (Item 5) the amendment to The viaLink Company (formerly Applied Intelligence Group, Inc.) 1998 Non-Qualified Stock Option Plan, (Item 5) the change of our name to The via Link Company, and (Item 5) the resignation of Robert Barcum as President and Chief Executive Officer, the resignation of David North as Vice President of Consulting and Larry Davenport as Vice President of Marketing and Sales.