Form 10QSB
period 1999-03-31
VIALINK CO
filed 1999-05-12
CIK 1017137

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                           FORM 10-QSB


(Mark One)
Quarterly report under Section 13 OR 15(d) of the SecuritiesExchange Act of 1934
[X]    For the quarterly period ended March 31, 1999

[ ]    Transition report under Section 13 OR 15(d) of the Exchange Act

For the transition period from __________ to ________



                Commission File Number 000-21729


                       The viaLink Company
(Exact Name of Small Business Issuer as Specified in its Charter)


            Oklahoma                                       73-1247666
(State or Other Jurisdiction of                         (I.R.S.Employer
 Incorporation or Organization)                      Identification Number)


                  13800 Benson Road, Suite 100
                     Edmond, Oklahoma 73013
            (Address of Principal Executive Offices)


                         (405) 936-2500
        (Issuer's Telephone Number, Including Area Code)




     Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes   X    No __

     As of April 30, 1999 there were 2,874,342 outstanding shares of the issuer's Common Stock, par value $.001 per share.


     Transitional Small Business Disclosure Format:       Yes ___    No  X

                 PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                       The viaLink Company
                   CONSOLIDATED BALANCE SHEETS
                           (Unaudited)

                   ASSETS                             March        December
                                                     31, 1999      31, 1998
                                                   ----------     ----------
Current assets:
     Cash and cash equivalents                     $ 3,333,977    $  715,446
     Short-term investments                          2,646,284            -
     Accounts receivable-trade, net of allowance
       for doubtful accounts of $7,841 at March
      31, 1999 and at December 31, 1998                91,684        158,117
     Other receivables                                 546,426       585,778
     Prepaid expenses                                  111,527        16,716
     Marketable securities, available-for-sale       2,132,183       684,327
     Deferred offering costs                           134,127            -
                                                   -----------    ----------
       Total current assets                          8,996,208     2,160,384

Furniture, equipment & leasehold improvements, net     732,960       719,910
Software development costs, net                      1,372,934     1,340,230
Note receivable, net of deferred gain on sale               -        337,958
Other assets                                            49,631        38,564
                                                   -----------    ----------
       Total assets                                $11,151,733    $4,597,046
                                                   ===========    ==========
 LIABILITIES AND STOCKHOLDERS'EQUITY
Current liabilities:
     Accounts payable and accrued liabilities      $ 1,136,040    $1,066,273
     Current portion of capital lease obligation        24,138        44,194
                                                      ----------- ----------
   Total current liabilities                         1,160,178     1,110,467

Convertible debt                                       592,322            -
                                                   -----------    ----------
       Total liabilities                             1,752,500     1,110,467

Stockholders' equity:
     Common stock, $.001 par value; 30,000,000
       shares authorized; 2,874,342 and 2,826,613
       shares issued and outstanding at March 31,
       1999 and December 31, 1998, respectively          2,874        2,827
     Additional paid-in capital                     10,850,613    4,763,569
     Accumulated deficit                            (2,586,437)    (964,144)
     Accumulated other comprehensive income (loss)   1,132,183     (315,673)
                                                   -----------   ----------
       Total stockholders' equity                    9,399,233    3,486,579
                                                   -----------   ----------
       Total liabilities and stockholders' equity  $11,151,733   $4,597,046
                                                   ===========   ==========


         The accompanying notes are an integral part of these consolidated financial statements.

                       The viaLink Company
 CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                             (LOSS)
                           (Unaudited)

       For the Three Months Ended March 31, 1999 and 1998


                                                   1999           1998
                                                ----------     ----------
Revenues                                        $  108,178     $3,098,404

Expenses:
     Direct cost of sales                              -          377,068
     Salaries and benefits                         501,358      1,787,430
     Selling, general and
        administrative                           1,150,822        558,599
     Interest expense, net                         634,498         36,116
     Depreciation and amortization                 178,834        248,452
                                                ----------     ----------
       Total expenses                            2,465,512      3,007,665
                                                ----------     ----------

Income (loss) from operations                   (2,357,334)        90,739

Gain on sale of assets                             462,041            -
Other income                                       273,000            -
                                                ----------     ----------
Income (loss) before income taxes               (1,622,293)        90,739

Provision for income taxes                             -           34,481
                                                ----------     ----------
Net income (loss)                               (1,622,293)        56,258

Other comprehensive income:
     Unrealized gain on securities               1,447,856            -
                                                ----------     ----------
Comprehensive income (loss)                     $ (174,437)    $   56,258
                                                ==========     ==========

Weighted average shares
   outstanding-Basic                             2,866,802      2,729,521
                                                ==========     ==========

Net income (loss) per common
   share-Basic                                  $    (0.57)    $     0.02
                                                ==========     ==========

Weighted average shares
   outstanding-Dilutive                          2,866,802      2,779,665
                                                ==========     ==========

Net income (loss) per common
   share-Dilutive                                $   (0.57)    $     0.02
                                                ==========     ==========



         The accompanying notes are an integral part of these consolidated financial statements.

                      The viaLink Company
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                           (Unaudited)

            For the Three Months Ended March 31, 1999


                                                                 Accumulated
                                        Additional                   Other
                        Common Stock     Paid-in     Accumulated Comprehensive
                      Shares    Amount   Capital     (Deficit)   Income (Loss)
                     --------- -------  -----------  -----------  -----------
Balance, Dec. 31,
      1998           2,826,613  $2,827  $ 4,763,569  $ (964,144)  $ (315,673)

  Exercise of stock
     options            47,633      47       86,090          -           -

 Stock issued under
     Employee Stock
     Purchase Plan          96      -           954          -            -

  Proceeds from
      Hewlett-Packard
      Note                   -       -     6,000,000          -           -

  Net income (loss)          -       -            -   (1,622,293)         -

  Unrealized gain
      on Securities
     Available for
     Sale                    -       -            -           -     1,447,856
                    ---------  ------  -----------  ----------     ----------
Balance, March 31,
     1999           2,874,342  $2,874  $10,850,613 $(2,586,437)    $1,132,183
                     =========  ======  =========== ===========    ==========


         The accompanying notes are an integral part of these consolidated financial statements.

                       The viaLink Company
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

       For the Three Months Ended March 31, 1999 and 1998


                                                     1999            1998
                                                 -----------     ----------
Cash flows from operating activities:
   Net income (loss)                             $(1,622,293)    $   56,258
Adjustments to reconcile net income (loss) to
 Net cash provided by (used in) operating
 activities:
   Depreciation and amortization                     178,834        248,452
   Gain on sale of ijob                             (462,041)            -
   Deferred income tax provision                          -          34,481
   Decrease (increase) in accounts receivable         66,433       (411,569)
   Decrease in other receivables                      39,352            685
   Increase in inventory                                  -          (1,825)
   Increase in prepaid expenses                      (94,811)       (79,819)
   Increase in other assets                          (11,067)        (3,500)
   Increase in accounts payable and
     accrued liabilities                              69,767        444,098
   Decrease in deferred revenue                           -        (101,294)
                                                  ----------      ---------
Net cash provided by (used in) operating
      activities                                  (1,835,826)       185,967

Cash flows from investing activities:
   Capital expenditures                              (97,814)       (21,771)
   Capitalized expenditures for software
     development                                    (126,775)      (198,202)
   Collection on note receivable from ijob           800,000             -
                                                  ----------      ---------
Net cash provided by (used in) investing
   activities                                        575,411       (219,973)

Cash flows from financing activities:
   Decrease in book overdraft                             -         (23,619)
   Payment of  deferred offering costs              (134,127)            -
   Purchase of short term investments             (2,646,284)            -
   Proceeds from convertible debt                  6,000,000        616,864
   Proceeds from exercise of stock options,
     stock bonus and stock purchase plans             87,091          2,649
   Payments of capital lease obligations             (20,056)       (36,523)
   Payments on long-term debt                             -        (490,000)
   Non-cash interest on convertible debt             592,322             -
                                                  ----------      ---------
Net cash provided by financing activities          3,878,946         69,371
                                                  ----------      ---------
Net increase in cash                               2,618,531         35,365
Cash and cash equivalents at beginning of
  period                                             715,446         80,769
                                                  ----------      ---------
Cash and cash equivalents at end of period        $3,333,977      $ 116,134
                                                  ==========      =========

         The accompanying notes are an integral part of these consolidated financial statements.

                            The viaLink Company
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)
                             March 31, 1999

NOTE 1.    DESCRIPTION OF BUSINESS

     The viaLink Company provides a business-to-business electronic commerce solution for the food and consumer packaged
goods industries. We have   developed a cost-effective, Internet-
accessible shared database, the viaLinkT Item Catalog, that enables subscribing manufacturers, suppliers and retailers to exchange product, pricing and promotional information. Our solution offers a single interface solution for retailers to receive product information from all their suppliers, regardless of the technological capabilities of the retailer or the supplier. Suppliers and manufacturers are able to efficiently communicate product and pricing information to their customers, significantly reducing the operational and administrative costs of supply chain management. Product, pricing and promotional information contained in the viaLink database is secured with firewalls and password protections. With the use of a personal computer and commonly available software and a Web browser, viaLink enables its subscribers to improve management of information flow, reduce errors and invoice discrepancies, enhance the accounts receivable collection process and reduce redundant information processing.

     Our strategy is to invest in new network information systems to facilitate our plan to build recurring network service revenues with higher profit margins. In order to implement this strategy, we believe that we will need significant additional capital resources and we are seeking additional financing sources and negotiating with other potential technology, strategic or marketing partners. There can be no assurance, however, that these efforts will be successful or that we will be able to obtain additional financing or agreements with other partners on commercially reasonable terms, if at all. Our failure to successfully negotiate such arrangements would have a material adverse affect on our operations and business, financial condition and results of operations, including our viability as an enterprise. As a result of the high level of expenditures for investment in technology development, implementation, customer support services, and selling and marketing expenses, we expect to incur losses in the foreseeable future periods until such time, if ever, as the recurring revenues from these systems are sufficient to cover the expenses.

     Our clients and customers range from small, rapidly growing companies to large corporations and are geographically dispersed throughout the United States.


NOTE 2.    BASIS OF PRESENTATION

     Reference is made to the Company's Annual Report on Form 10-
KSB for the year ending December 31, 1998.

     We have prepared the accompanying unaudited consolidated financial statements in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of our management, the accompanying unaudited financial statements contain all adjustments (consisting solely of normal recurring adjustments) considered necessary to present fairly our financial position and results of operations and cash flow. These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-KSB, for the year ended December 31, 1998, as filed with the Securities and Exchange Commission on March 4, 1999.

     Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1999.


NOTE 3.  DIVESTITURES

     On December 31, 1998, we sold our wholly-owned subsidiary, ijob, Inc. to DCM Company ("DCM"), a corporation wholly-owned by David C. Mitchell, the President and a member of the Board of Directors of ijob at the time of the sale. DCM purchased all of the outstanding stock of ijob for a collateralized, ten-year $800,000 promissory note that accrues interest at 8%. The promissory note was collateralized by substantially all of ijob's fixed assets, contract rights, accounts receivable and general intangibles. The net gain of $462,041 on the sale was deferred and netted against the $800,000 promissory note at December 31, 1998, as DCM was considered to be a highly leveraged entity. On March 11, 1999, the promissory note and accrued interest was paid in full. Accordingly, we have recognized the gain on the sale of $462,041 in the consolidated statement of operations for the three months ending March 31, 1999.

     Effective September 1, 1998, we sold the assets related to our management consulting and systems integration services (including our proprietary Retail Services Application software) to The Netplex Group, Inc (the "Consulting Assets Sale").
Netplex paid us $3.0 million in cash and issued us 643,770 shares of Netplex preferred stock, with a market value of $1.0 million on the date of the sale. In conjunction with the sale of our consulting assets, we entered into an earn-out agreement that may provide us with quarterly cash payments up to $1.5 million generated from the assets sold to Netplex until March 31, 2000. We used the cash proceeds from the sale to repay (i) $551,062 of long-term debt, (ii) $565,094 of shareholder loans including interest and (iii) expenses attributable to the Consulting Assets Sale. The net gain from the Consulting Assets Sale was $2,998,453. As of March 31, 1999, the market value of the 643,770 shares of NetPlex preferred stock was $2,132,183, yielding an unrealized gain of $1,447,856, which has been included in comprehensive income in our consolidated statement of operations for the three months ended March 31, 1999.

     Accordingly, our consolidated balance sheet as of March 31, 1999 and the consolidated statements of operations for the three months ended March 31, 1999, do not include the assets and operations of the consulting and systems integration business, nor do they include the assets and operations of ijob, which are included in the comparable period of 1998. Therefore, the periods presented are not comparable.

     We expect to report losses from operations throughout 1999. We expect to continue our high level of expenditures for investment in technology, development, implementation, customer support services, and sales and marketing of, our viaLink services. The extent of our quarterly losses will depend on revenues from network services and application products, which have not yet achieved market acceptance, and the Earn-out payments from NetPlex. To date, gross revenues from these sources have not been significant. Our strategy is to invest in new network information systems to facilitate our plan to build recurring network service revenues with higher profit margins.
In order to implement this strategy, we believe that we will need significant additional capital resources in addition to our $6 million financing arrangement with Hewlett-Packard. We are negotiating and finalizing the hosting agreement with Hewlett-Packard as of the date of this Form 10-QSB. We are also seeking additional financing sources and negotiating with other potential technology, strategic or marketing partners. There can be no assurance, however, that these efforts will be successful or that we will be able to obtain additional financing or agreements with other partners on commercially reasonable terms, if at all. Our failure to successfully negotiate such arrangements would have a material adverse affect on our operations and business, financial condition and results of operations, including our viability as an enterprise. As a result of the high level of expenditures for investment in technology, development, implementation, customer support services, and selling and marketing expenses, we expect to incur losses in the foreseeable future periods until such time, if ever, as the recurring revenues from these systems are sufficient to cover the expenses.


Note 4.  RECONCILIATION FOR BASIC AND DILUTIVE EARNINGS PER SHARE
("EPS")


For the Three Months Ended 3/31/98

                                       Income          Shares      Per Share
                                     (Numerator)    (Denominator)   Amount
                                      ---------      -----------   ---------
Basic EPS
   Income available to common
   shareholders                      $   56,258        2,729,521   $    0.02
                                                                       =====
Effect of Dilutive Securities
   Options                                  -            50,144
                                     ----------        ---------
Dilutive EPS
   Income available to common
   shareholders plus assumed
   conversions                       $   56,258        2,779,665   $    0.02
                                     ==========        =========       =====


     Options to purchase 360,000, 50,000 and 102,500 shares of common stock at $5.00, $3.50 and $3.875, respectively, per share, and warrants to purchase 920,000 and 180,000 shares of common stock at $5.00 and $6.00, respectively per share, were outstanding during the first quarter of 1998, but were not included in the computation of diluted EPS because the exercise prices were greater than the average market price of the common shares. The options, which expire on November 30, 2001 through March 1, 2007, respectively, were still outstanding at March 31, 1998.

     At March 31, 1999, options to purchase 1,579,958 shares at an average price of $3.63, warrants to purchase 920,000 and 180,000 shares of common stock at $5.00 and $6.00, respectively, and 857,143 shares of common stock to be issued upon the conversion of the Hewlett-Packard note, were outstanding during the three month period ending March 31, 1999, but were not included in the computation of diluted earnings per share because the effect of these outstanding options, warrants and stock issuable upon conversion of debt would be antidilutive.

NOTE 5.  CONVERTIBLE DEBT

     On February 4, 1999, we entered into a financing agreement and note purchase agreement with Hewlett-Packard pursuant to which Hewlett-Packard purchased from viaLink a $6.0 million secured subordinated promissory note. This note bears interest at 11.5% per annum, with interest payments deferrable to maturity in February 2004. Subject to authorization and approval by our shareholders to issue the common stock underlying the convertible note to be issued to Hewlett-Packard, which we are seeking at our 1999 annual meeting of shareholders, the note will be exchanged for a subordinated secured convertible promissory note, convertible into our common stock at a conversion price of $7.00 per share. The closing of the purchase of the note occurred on February 5, 1999 (the "Effective Date").

     The Emerging Issues Task Force ("EITF") has issued EITF issue number 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", which addresses issues surrounding convertible debt securities with a nondetachable conversion feature that is in-the-money at the commitment date (a "beneficial conversion feature"). The task force reached a tentative conclusion that beneficial conversion features present in convertible securities should be recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The intrinsic value of the beneficial conversion feature was approximately $20,000,000 at the commitment date. However, the value is limited to the $6,000,000 proceeds based on the prescribed accounting. Accordingly, we have allocated the full amount of proceeds to the beneficial conversion feature and recorded $6,000,000 as additional paid-in capital as of March 31, 1999, and recognized an additional non-cash interest charge of $592,322 for interest expense from February 5, 1999 through March 31, 1999, through establishing long-term debt in the same amount.

Note 6.  TAX PROVISION

     SFAS 109, Accounting for Income Taxes, requires, among other things, the separate recognition, measured at currently enacted tax rates, of deferred tax assets and deferred tax liabilities for the tax effect of temporary differences between the financial reporting and tax reporting bases of assets and liabilities, and net operating loss and tax credit carryforwards for tax purposes. A valuation allowance must be established for deferred tax assets if it is "more likely than not" that all or a portion will not be realized. At March 31, 1998, we had recorded a tax benefit of $970,000 related to the pre-tax losses incurred in prior years, and no valuation allowance had been established. As a result of the net gain on the consulting business sale, the deferred tax asset was realized. The deferred tax asset at December 31, 1998 and March 31, 1999, generated by losses recorded in the fourth quarter of 1998 and the first quarter of 1999, respectively, was offset by a full valuation allowance. We will continue to provide a full valuation allowance for future and current net deferred tax assets until such time as management believes it is more likely than not that the asset may be realized. The intrinsic value of the beneficial conversion feature was approximately $20,000,000 at the commitment date. However, the value is limited to the $6,000,000 proceeds based on the prescribed accounting.





ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND
       RESULTS OF OPERATIONS

     Statements of our management's intentions, beliefs, anticipations, expectations and similar expressions concerning future events contained in this Report constitute "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995 ("Act"). Any forward-looking statements are made by us in good faith, pursuant to the safe-harbor provisions of the Act. As with any future event, we cannot assure you that the events described in forward-looking statements made in this Report will occur or that the results of future events will not vary materially from those described in the forward-looking statements. These forward-looking statements reflect our management's current views and projections regarding economic conditions, industry environments and our performance. Important factors that could cause our actual performance and operating results to differ materially from the forward-looking statements include, but are not limited to, changes in the general level of economic activity in the markets served by us, introduction of new products or services by competitors, sales performance, expense levels, interest rates, changes in our financial condition, availability of capital sufficient to support our anticipated level of activity, delays in implementing further enhancements to our viaLink service and other services, and our ability to implement our business strategies.

     Our expectations with respect to future results of operations that may be embodied in oral and written forward-looking statements, including any forward-looking statements that may be included in this Report, are subject to risks and uncertainties that must be considered when evaluating the likelihood of our realization of such expectations. Our actual results could differ materially. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 5 of Part II of this Report.


OVERVIEW

     viaLink provides a business-to-business electronic commerce solution for the food and consumer packaged goods industries. We have developed a cost-effective, Internet-accessible shared database, the viaLink Item Catalog, that enables subscribing manufacturers, suppliers and retailers to exchange product, pricing and promotional information. Our solution offers a single interface solution whereby retailers receive product information from their suppliers, regardless of the technological capabilities of the retailer or the supplier. Suppliers and manufacturers are able to efficiently communicate product and pricing information to their customers, significantly reducing the operational and administrative costs of supply chain management. We also offer the Exchange Manager and ItemXpress services to complement our Item Catalog service. Exchange Manager allows subscribers to exchange order and invoice transactions through a single interface, regardless of their number of trading partners. ItemXpress allows subscribers to quickly and accurately create an initial setup of their pricebook through a custom load for each retailer's system.

     We expect that our future revenues will be generated primarily from monthly subscriptions to these viaLink services. Under our former pricing model, monthly subscription fees collected from retailers, wholesalers and manufacturers in the food and consumer packaged goods industries were calculated based on the amount of each service the subscriber used. Fees were generated when retailers and suppliers would "match" transactions through the Item Catalog service system. We have recently changed our pricing model to begin pricing our services based on a flat monthly rate and a variable component based on usage or number of stores supported. The variable portion of each subscriber's monthly service fee is calculated based on the type of service and amount of service the subscriber uses. For example, for use of the Item Catalog service, retailers pay based on the number of suppliers from whom they receive data; suppliers pay based on the number of retailers that download their data; and manufacturers pay based on the number of retailers that subscribe to the service. We price our other services based on the number of stores supported or the amount of data stored and retrieved.

     Until March 31, 2000, we will also receive quarterly payments up to $1.5 million in the aggregate pursuant to our earn-out agreement with Netplex. In the first quarter of 1999, we accrued payments in accordance with this earn-out agreement in the amount of $273,000. Additionally, we currently receive revenues from certain Web hosting services we perform, but expect to reduce our focus and reliance on this service. In the first quarter of 1999, revenues pursuant to these Web-hosting services were approximately $70,000.

     In order to achieve market penetration, we expect to continue our high level of expenditures for investment in technology development, implementation, customer support services, and sales and marketing of the viaLink services. These expenses substantially exceed our revenues, which to date have been minimal. One of our strategies is to invest in new technology to facilitate deployment and acceptance of the viaLink services. However, in order to implement this strategy, we believe that we will need significant additional capital resources, as well as hosting, technology, and marketing partners for our viaLink services. We are currently seeking additional capital financing and negotiating with additional potential hosting and marketing partners.

     As discussed more fully in Note 5, based on the price of our common stock at the commitment date and the conversion price of the debt into our common stock by Hewlett-Packard at $7.00 per share, the intrinsic value of the conversion feature at the commitment date was approximately $20,000,000. However, the value is limited by the amount of the proceeds and we have allocated the full amount of proceeds to the beneficial conversion feature and recorded the $6,000,000 as additional paid-in capital. Furthermore, we have recognized a non-cash interest charge of the beneficial conversion feature in the amount of $592,322 during the first quarter of 1999, by establishing long-term debt in the same amount. We will continue to record a non-cash interest charge of approximately $1,000,000 and increase the long-term debt each quarter until the conversion date of August
5, 2000, 18 months after the effective date of the transaction with Hewlett-Packard, at which date the amount of the principal balance of the long-term debt will be $6,000,000.


     On February 4, 1999, we entered into a financing agreement and note purchase agreement with Hewlett-Packard pursuant to which Hewlett-Packard purchased from viaLink a $6.0 million secured subordinated promissory note. This note bears interest at 11.5% per annum, with interest payments deferrable to maturity in February 2004. Subject to authorization and approval by the shareholders of viaLink to issue the common stock underlying the convertible note to be issued to The Hewlett-Packard Company which we are seeking at our 1999 annual meeting of shareholders, the note will be exchanged for a subordinated secured convertible promissory note, convertible into our common stock at a conversion price of $7.00 per share. The closing of the purchase of the note occurred on February 5, 1999, and as of April 30, 1999, we had cash and cash equivalents, and short-term investments totaling approximately $5.1 million.

     Also in January 1999, we announced signing a letter of understanding with Ernst & Young LLP, whereby they would provide sales and marketing support, consulting, systems integration services and potentially financing to us to assist in the deployment of the viaLink services at subscriber sites.

     We expect to report substantial losses from operations in 1999. The extent of these losses will depend primarily on the amount of revenues generated from implementation services and subscriptions to our viaLink services, which have not yet achieved market acceptance. To date, revenues from these services have not been significant. As a result of our current and expected future high level of expenditures for technology development, selling, marketing, implementation and customer services we expect to incur losses in future periods until such time as the recurring revenues from these services are sufficient to cover expenses.

     We recognize revenue from subscriptions to our viaLink services as the services are performed. Revenue from the earn-out agreement with Netplex, which is expected to pay us approximately $1.5 million in the aggregate over the term of the earn-out period, is recognized quarterly as earned. Actual payments are rendered to viaLink from Netplex, according to the terms of the earn-out agreement. Web site hosting and other miscellaneous revenues are recognized as the services are performed. We have recorded and received 1998 earn-out payments of $340,670, which we recorded as other income. A receivable for $273,000 for the earn-out payment for the first quarter of 1999 is included in Other Receivables on the consolidated balance sheet at March 31, 1999.

Sale of Consulting Assets and ijob, Inc.

     In order to focus on the development and deployment of our viaLink services, we recently sold the assets related to our management consulting and systems integration services (including our proprietary Retail Services Application software) to Netplex in September 1998 and the assets associated with our wholly owned subsidiary, ijob, Inc. in December 1998. Historically, approximately 97% of our revenues were generated from our consulting assets and ijob. As a result of these sales, we resemble a development stage company since our planned principal operations are underway, but have not yet generated significant revenues.

     Netplex paid us $3.0 million in cash and issued us 643,770 shares of Netplex preferred stock, having a market value at the time of the sale of $1.0 million. We used certain of the cash proceeds from the sale to pay (i) $551,062 of long-term debt,
(ii) $565,094 of shareholder loans, including interest, and (iii) expenses attributable to the sale. The net gain from the consulting assets sale was $2,998,453. In conjunction with the consulting asset sale, viaLink entered into an earn-out agreement with Netplex. Under the earn-out agreement, we are entitled to receive a cash payment equal to the lesser of $1.5 million or 50% of any net profits generated from the consulting and systems integration assets until March 31, 2000. We also have entered into a remarketing and relicensing agreement with Netplex to sell CHAINLINKr, our proprietary communications software product. Under the remarketing and relicensing agreement, we have agreed to cease our own marketing and selling of CHAINLINK.

     On December 31, 1998, we sold our wholly-owned subsidiary, ijob, to DCM Company, Inc., a corporation wholly-owned by David
C. Mitchell, the President and a member of the Board of Directors of ijob at the time of the sale. DCM purchased all of the outstanding stock of ijob for a collateralized, ten-year $800,000 promissory note that accrued interest at 8%. A gain on the sale of ijob, of $462,000 was deferred at December 31, 1998, due to the highly leveraged nature of DCM. On March 11, 1999, the promissory note plus accrued interest was paid in full, and the deferred gain on the sale of $462,000 was recognized in the consolidated statement of operations in the first quarter of 1999.


FIRST QUARTER 1999 COMPARED TO FIRST QUARTER 1998

     Introduction

     The sale of our consulting and systems integration business to NetPlex was effective September 1, 1998, and the sale of ijob, Inc. was effective December 31, 1998. Consequently, our results of operations for the three months ended March 31, 1999 do not include the sales, expenses and results of operations related to the consulting and systems integration operations and for the operations of ijob, Inc. Our results of operations for the three months ended March 31, 1998 include the sales, expenses and results of operations related to the consulting and systems integration business and the operations of ijob. Therefore, the results of operations for the three months ended March 31, 1999 are not comparable to the three months ended March 31, 1998.


     Results of Operations

     Revenues. Prior to the sale of our consulting and systems integration business and ijob, revenues consisted primarily of management consulting and system integration fees as well as sales of proprietary software licenses and hardware and the ijob services. Therefore, without those revenue sources, our total revenues decreased 97%, or $3.0 million to $108,000 in the three months ended March 31, 1999, from $3.1 million for the three months ended March 31, 1998.

     Direct Cost of Sales. Direct cost of sales, which consist of purchased hardware and certain software for resale, and costs associated with viaLink's proprietary software products have been eliminated in 1999 with the sale of our consulting business in 1998.

     Salaries and Benefits Expense. Salaries and benefits expense consists of direct payroll costs for salaries and wages, benefits, employment taxes and contract programmers. With the sale of our consulting business effective September 1, 1998, and the sale of ijob effective December 31, 1998, our employee count has decreased from a staff of approximately 146 at the end of the first quarter of 1998 to approximately 45 at the end of the first quarter of 1999. Therefore, overall salaries, wages, taxes and benefits expense decreased by 72%, or $1.3 million to $501,000 in the three months ended March 31, 1999.

     Selling, General and Administrative Expense. SG&A increased 106%, or $590,000, to $1.2 million in the first quarter 1999, from $559,000 in the first quarter of 1998. The increase in SG&A is primarily attributable to increased expenses for recruiting and staffing of key executive and management staff, and professional fees associated with the Hewlett-Packard financing arrangement and regulatory filings. Professional recruiting fees were $223,000 in the first quarter of 1999 compared to only $11,000 in the first quarter of 1998. Also included in professional fees in the first quarter of 1999 is approximately $189,000 for trade show and marketing expenses that were not incurred in the first quarter of 1998.

     Interest Expense, Net. Interest expense, net, increased 1657%, or $598,000, to $634,000 for the three months ended March 31, 1999, from $36,000 for the same period in 1998. This increase was due to the February 5, 1999 Hewlett-Packard promissory note and borrowing of $6,000,000 at 11.5% interest, plus the accounting for the beneficial conversion feature of the proceeds as more fully discussed in Note 5. We will record a non-cash interest charge of approximately $1,000,000 per quarter until the conversion date of August 5, 2000. Monthly interest expense is offset by interest income on short-term investments.

     Depreciation and Amortization. Depreciation and amortization expense decreased $70,000, or 28%, to $179,000 for the three months ended March 31, 1999, compared to $249,000 for the same period in 1998. This decrease was due to the sale of the consulting division and ijob assets in 1998.

     Gain on Sale of Assets and Other Income. On March 11, 1999, DCM paid the note receivable of $800,000 plus accrued interest in full and we recognized the deferred gain of $462,000 during the first quarter of 1999. We have also recorded $273,000 of income under the earn-out agreement with NetPlex.

     Tax Provision. SFAS 109, Accounting for Income Taxes, requires, among other things, the separate recognition, measured at currently enacted tax rates, of deferred tax assets and deferred tax liabilities for the tax effect of temporary differences between the financial reporting and tax reporting bases of assets and liabilities, and net operating loss and tax credit carryforwards for tax purposes. A valuation allowance must be established for deferred tax assets if it is "more likely than not" that all or a portion will not be realized. Prior to the third quarter of 1998, we had recorded a tax benefit of $1.0 million related to the pre-tax losses incurred in prior years, and no valuation allowance had been established prior to the third quarter of 1998. As a result of the net gain on the consulting business sale, the deferred tax asset of $1.0 million was realized and a valuation allowance of $190,000 was established for the remaining net deferred tax asset as of September 30, 1998. The deferred tax asset at December 31, 1998 and March 31, 1999, generated by losses recorded in the fourth quarter of 1998 and the first quarter of 1999, respectively, was offset by a full valuation allowance. We will continue to provide a full valuation allowance for future and current net deferred tax assets until such time as management believes it is more likely than not that the asset may be realized.

     Other Comprehensive Income. Due to the increase in the market value at March 31, 1999, of the common stock of NetPlex underlying the 643,770 shares of preferred stock received as consideration of the sale of the consulting division, we have recorded other comprehensive income of $1.4 million. Reporting of comprehensive income in the current period is a result of the adoption of SFAS 130 in 1998.


Liquidity and Capital Resources

     Due to the sale of our consulting business, we expect that revenues in the foreseeable future will be substantially less than historical revenues and cash requirements in connection with developing, selling and marketing of our viaLink services will be substantial. As a result of these sales, we now resemble a development stage company since our planned principal operations are underway, but have not yet generated significant revenues.

     On February 4, 1999, we completed the financing agreements with Hewlett-Packard, whereby Hewlett-Packard provided us with $6.0 million in financing to viaLink through a collateralized, subordinated Promissory Note, bearing interest at 11.5%, with interest payments deferred until maturity of the note in February 2004. Furthermore, on March 11, 1999, we received proceeds of $812,444 in payment of the note receivable and accrued interest due us in connection with the sale of ijob. As of April 30, 1999, we had cash and cash equivalents, and short-term investments totaling approximately $5.1 million.

     Our working capital position was significantly enhanced as a result of the receipt of the above funds. On March 31, 1999, we had $9.0 million in current assets and $1.2 million in current liabilities, with working capital of approximately $7.8 million. During the three months ended March 31, 1999, net cash increased $2.6 million, compared to $35,000 in the first quarter of 1998. Net cash used in operating activities in 1999 was $1,244,000, compared to net cash provided by operating activities in 1998 of $186,000. We are currently spending approximately $650,000 per month in excess of revenues, and expect this expenditure level to increase steadily over the next several months upon completion of our hosting agreement with Hewlett-Packard, further technology development spending to enhance our viaLink services, increased marketing expenditures, and other technology and database licensing costs. We also expect to spend more for additional management and support/service employees. To support this level of spending, we must use our current cash, cash equivalents and collection of accounts receivable to operate the business and/or obtain additional financing. We can not predict when operating revenues will exceed operating costs, if ever.

     During the three months ended March 31, 1999, we invested $98,000 in various fixed assets and $127,000 in software development costs, compared to total expenditures of $22,000 and $198,000, respectively, for the same items in the similar period in 1998. As of April 30, 1999, we had firm cash commitments for capital expenditures, other than capitalized internal staff costs for further development of our viaLink services, of approximately $800,000. We expect our cash requirements for capital expenditures and increased operating expenses for the remainder of fiscal 1999 to be substantial.

     During the three months ended March 31, 1999, financing activities provided net cash of $3,879,000, primarily the result of the $6 million in financing from Hewlett-Packard including a non-cash interest charge of $592,000, plus $87,000 from the exercise of stock options during the first quarter, offset by payments on the capital leases of $20,000, and the short-term investments of $2,646,000.

     We currently do not have any available working capital borrowing or credit facility available for additional borrowings. We have borrowed $6.0 million from Hewlett-Packard, under a five year secured subordinated promissory note, bearing interest at 11.5%, with interest and principal payable at maturity in February 2004. We have incurred operating losses and negative cash flow in the past and expect to incur operating losses and negative cash flow in the foreseeable future. We anticipate that we will fund our operations for the next 12 months from the cash we received in the Hewlett-Packard financing and cash we may receive upon exercise of our outstanding redeemable warrants expiring in November 1999, which will enable us to meet our working capital and capital expenditure requirements through 1999 and into 2000. After that time, our future capital requirements will depend on our revenue growth, profitability, working capital requirements, level of investment in long term assets or other financing sources. Increases in these capital requirements or a lack of revenue due to delayed or lower market acceptance of our viaLink services would accelerate our use of our cash and cash equivalents.

Year 2000 Plan

     Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field. These date code fields will need to accept four-digit entries to distinguish 21st century dates from 20th century dates. This problem could result in system failures or miscalculations causing disruptions of business operations. As a result, in approximately eight months, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance.

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

     Based on our assessments and current knowledge, we believe we will not, as a result of the Year 2000 issue, experience any material disruptions in internal processes, information processing or services from outside relationships. We presently believe that the Year 2000 issue will not pose significant operational problems and that we will be able to manage our total Year 2000 transition without any material effect on our results of operations or financial condition. The most likely risks to us from Year 2000 issues are external, due to the difficulty of validating all key third parties' readiness for Year 2000. We have sought and will continue to seek confirmation of such compliance and seek relationships that are compliant.

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

     The estimates and conclusions set forth herein regarding Year 2000 compliance contain forward-looking statements and are based on management's In the ordinary course of business we test and evaluate our own software products on a continuous basis. We believe that our own developed software products are generally Year 2000 compliant, meaning that the use or occurrence of dates on or after January 1, 2000 will not materially affect the performance of our software and network services products with respect to four digit date dependent data or the ability of such products to correctly create, store, process and output information related to such date data. Notwithstanding such belief by management, the products being tested for compliance include all of the services and systems included in the viaLink services. Since these are network database systems, there is not an issue of earlier versions that will require upgrade to be Year 2000 compliant.

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


Recently Issued Accounting Pronouncements

     In December of 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position 98-9 ("SOP 98-9"), "Software Revenue Recognition with Respect to Certain Transactions." SOP 98-9 amends certain provisions of SOP 97-2 "Software Revenue Recognition" and extends the deferral of the application of certain provisions of SOP 97-2 through fiscal years beginning on or before March 15, 1999. We do not believe that the adoption of SOP 98-9 will have a material impact on our financial position and results of operations.

Consulting Assets and ijob Sales; Change In Business; Expected Loss

     With the Consulting Asset Sale and the ijob sale in 1998, approximately 97 percent of our historical revenues will not be available to the Company in the future. In fact, a result of these sales, we should fundamentally be viewed as a development stage company since our planned principal operations are underway, but we have not yet generated significant revenues.
     We expect to report losses from operations throughout 1999. We expect to continue our high level of expenditures for investment in technology, development, implementation, customer support services, and sales and marketing of, our viaLink services. The extent of our quarterly losses will depend on revenues from network services and application products, which have not yet achieved market acceptance, and the earn-out payments from NetPlex. To date, gross revenues from these sources have not been significant. Our strategy is to invest in new network information systems to facilitate our plan to build recurring network service revenues with higher profit margins.
In order to implement this strategy, we believe that we will need significant additional capital resources and we are seeking additional financing sources and negotiating with other potential technology, strategic or marketing partners. There can be no assurance, however, that these efforts will be successful or that we will be able to obtain additional financing or agreements with other partners on commercially reasonable terms, if at all. Our failure to successfully negotiate such arrangements would have a material adverse affect on our operations and business, financial condition and results of operations, including our viability as an enterprise. As a result of the high level of expenditures for investment in technology development, implementation, customer support services, and selling and marketing expenses, we expect to incur losses in the foreseeable future periods until such time, if ever, as the recurring revenues from these systems are sufficient to cover the expenses.



                   PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the first quarter ended March 31, 1999.


ITEM 5.  OTHER INFORMATION

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

Private Securities Litigation Reform Act of 1995 Safe Harbor
Compliance Statement for Forward-Looking Statement

     In passing the Private Securities Litigation Reform Act of 1995, Congress encouraged public companies to make "forward-looking statements" by creating a safe harbor to protect companies from securities law liability in connection with forward looking statements. We intend to qualify both our written and oral forward-looking statements for protection under the Reform Act.

     In addition to the other information in this Quarterly
Report on Form 10-QSB, shareholders should carefully consider the following factors in evaluating us and our business.

     To qualify oral forward-looking statements for protection under the Reform Act, a readily available written document must identify important factors that could cause actual results to differ materially from those in the forward-looking statements. We provide the following information in connection with our continuing effort to qualify forward-looking statements for the safe harbor protection of the Reform Act.


Due to the sale of our consulting assets to Netplex, we need to replace most of our revenue with our viaLink services. Since our services are unproven, our business, financial results and stock price could be adversely affected

     We have historically derived substantially all of our revenues from providing management consulting services and computer system integration services to the retail and wholesale distribution industries. In order to permit us to focus our resources solely on developing and marketing our viaLink services, we sold the assets underlying our management consulting services and computer integration services to Netplex. We had previously generated approximately 97% of our total revenues from the assets sold to Netplex and from the ijob assets sold to DCM.

     As a result of these sales, we are now substantially dependent on revenues generated from our viaLink services. Our viaLink services have achieved only limited market acceptance and, to date, have accounted for an insubstantial amount of our historical revenues. Consequently, we resemble a development stage company and will face many of the inherent risks and uncertainties that development stage companies face. These risks include our:

     Need for our services to achieve market acceptance and produce a sustainable revenue stream;

  Need to expand sales and support and product development organizations;

  Need to manage rapidly changing operations;

  Dependence upon key personnel;

  Reliance on strategic relationships; and

  Competition.

     Our business strategy may not successfully address these risks, and our viaLink services may not achieve market acceptance. If our viaLink services fail to achieve market acceptance or if we fail to recognize significant revenues to replace the revenues lost in the sale to Netplex, our business, financial condition and operating results would be materially adversely affected.


We have a history of losses and expect future losses

     By selling our consulting business and ijob, we lost the source of over 97% of our historical revenues. To date, revenues from our viaLink services have been insignificant. Moreover, we expect to expend significant resources in aggressively developing and marketing these services into an unproven market. Therefore, we expect to incur negative cash flow and net losses for the foreseeable future. We may not ever generate sufficient revenues to achieve or sustain profitability or generate positive cash flow. We have incurred net operating losses of approximately $1.0 million in 1996, $3.0 million in 1997 and $1.6 million in 1998. As of March 31, 1999, we had an accumulated deficit of approximately $1,942,000, representing the sum of our historical net operating losses.


We rely solely on our viaLink services. If our viaLink services fail to become accepted by the food and consumer packaged good industries, our business will be materially and adversely affected

     Virtually all of our revenues for the foreseeable future will be derived from a single source: subscription sales of our viaLink services. We have only recently introduced these services. They may not achieve market acceptance. To date we have received only an insignificant amount of revenues from these services. The market acceptance of our Item Catalog service as an industry-wide shared database will depend upon subscriptions from a large number of industry manufacturers, suppliers and retailers. A large number of manufacturers, suppliers and retailers may not subscribe to our services. Furthermore, we cannot predict the amount of time required for a significant number of manufacturers, suppliers and retailers to subscribe to our services. If our services do not achieve market acceptance, or if market acceptance develops more slowly than expected, our business, operating results and financial condition will be seriously damaged.

     A number of factors will determine whether our services will achieve market acceptance, including:

     Performance and functionality of our viaLink services;

  Ease of adoption;

  Satisfaction of our initial subscribers;

  Success of our marketing efforts;

  Our ability to successfully manage the transition of our database to the Hewlett-Packard hosting facility;

  Success of our strategic relationships;

  Improvements in technological performance; and

  Continued acceptance of the Internet for business use.

     The markets for business-to-business electronic commerce evolve rapidly. If new markets evolve, customers in those markets, including our current customers, may not choose our services.


The unpredictability of our quarter-to-quarter results could cause our stock price to be volatile or to decline

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

     Due in large part to our uncertainty regarding the success of the viaLink services, we cannot predict with certainty our quarterly revenues and operating results. Further, we believe that period-to-period comparisons of our operating results are not necessarily a meaningful indication of future performance, especially in light of the significant changes in business, which we have undertaken. It is likely that in one or more future quarters our results may fall below the expectations of securities analysts and investors. If this occurs, the trading price of our common stock would likely decline.


We have recently entered into two strategic relationships and may enter into more in the future. If these strategic relationships do not produce the anticipated benefits or if we are unable to enter into additional future strategic relationships, our viaLink services may not achieve market acceptance

     Our current strategic relationships may not prove to be beneficial to us, and they may not be sustained. Further we may not be able to enter into successful new strategic relationships in the future, which could have a material adverse effect on our business, operating results and financial condition. We currently have formed strategic relationships with Ernst & Young and Hewlett-Packard. Ernst and Young may provide us with sales and marketing support as well as consulting and integration services. Hewlett-Packard has agreed to provide us with a technological platform to host our services. Maintaining these and other relationships will help us to validate our technology, facilitate broad market acceptance of our services and enhance our sales and marketing. However, these relationships are informal or, if written, terminable with little or no notice. We may not be able to enter into new strategic relationships in the future. If we are unable to develop key relationships or maintain and enhance existing relationships, we may have difficulty achieving market acceptance for our viaLink services.


The Hewlett-Packard note will leverage us considerably, causing financial and operating risk, and may result in significant dilution

     As a result of our issuing a $6.0 million subordinated secured promissory note to Hewlett-Packard, our debt service requirements will increase substantially when we are required to begin making repayments in February 2004. The degree to which we are leveraged could materially adversely affect our ability to obtain future financing and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations. Moreover, we are seeking shareholder approval for the issuance of shares of our common stock to Hewlett-Packard upon their conversion of the $6.0 million note. All principal and interest due under the note could be converted into shares of our common stock at $7.00 per share, a substantial discount from our current stock price, resulting in substantial dilution to our current shareholders.


We may be unable to obtain the additional capital required to grow our business

     We intend to spend large amounts of capital to fund our growth and develop a market and market acceptance for our Item Catalog service and other viaLink services. We have incurred operating losses and negative cash flow in the past and expect to incur operating losses and negative cash flow in the future. We expect that the cash we received in the Hewlett-Packard financing and cash we may receive upon exercise of our outstanding redeemable common stock purchase warrants expiring in November 1999 will enable us to meet our working capital and capital expenditure requirements throughout 1999 and into 2000. After that time, our ability to fund our planned working capital and capital expenditures will depend largely upon our ability to obtain sufficient financing. Our future financing requirements will depend on a number of factors, including our:

     Achieving and sustaining profitability;

  Growth rate;

  Working capital requirements;

  Market acceptance; and

  Costs of future research and development activities.

     We may not be able to obtain the additional financing necessary to satisfy our cash requirements or to implement our growth strategy successfully. Moreover, if our stock price drops significantly, the warrant holders may choose not to exercise their warrants and purchase the underlying shares of our common stock, which will adversely affect our 1999 cash flow. If we cannot obtain adequate additional financing, we will be forced to curtail our planned business expansion and may be unable to fund our ongoing operations, including the marketing and development of our Item Catalog service and our other viaLink services. If adequate additional financing is not available, we may also be required to license our rights to commercialize our proprietary technologies to third parties, and we may not be able to acquire complementary businesses and technologies.

     Pursuant to an agreement with Barron Chase Securities, Inc., the underwriter of our initial public offering, we have agreed not to issue any preferred stock until November 20, 1999 without their prior written consent. This could further limit our ability to obtain additional financing.


If we face increased competition, we may be forced to reduce the prices of our services in an attempt to gain or protect our market share

     If we face increased competition, we may not be able to sell our viaLink services on terms favorable to us. Furthermore, increased competition could reduce our market share or require us to reduce the price of our services. We currently compete principally on the basis of the specialized and unique features and functions of the viaLink services including their:

     Ability to operate with other network products and operating systems;

  Product quality;

  Ease-of-use;

  Reliability; and

  Performance.

     To achieve market acceptance and thereafter to increase our market share, we will need to continually develop additional services and introduce new features and enhancements. Many of our competitors and potential competitors have significant advantages that we do not, including:

     Significantly greater financial, technical and marketing resources;

  Greater name recognition;

  A broader range of products and services; and

  More extensive customer bases.

Consequently, they may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements.


We must adapt to technology trends and evolving industry standards to remain competitive

     Our market is susceptible to rapid changes due to technological innovation, evolving industry standards and changes in subscriber needs. If our competitors introduce new products and services embodying new technologies, our existing services may become obsolete. Our future success will depend upon our ability to continue to develop and introduce a variety of new services and enhancements, which respond to technological change, evolving industry standards and customer requirements on a timely basis to address the increasingly sophisticated needs of our customers.


If Internet usage does not continue to grow, we may not be able to continue our business plan

     Our ability to achieve market acceptance depends upon the food and consumer packaged goods industries' widespread acceptance of the Internet as a vehicle for business-to-business electronic commerce. There are a number of critical issues concerning commercial use of the Internet, including security, reliability, cost, quality of service and ease of use and access. Organizations that have already invested substantial resources in other means of exchanging information may be reluctant to implement Internet-based business strategies. There can be no assurance that Internet-based information management utilizing viaLink, or any other product, will become widespread. If the Internet fails to become widely accepted by the food and consumer packaged goods industries, viaLink subscribers may be required to utilize private communications networks, at comparatively higher cost.


Undetected software errors or failures found in new products may result in loss of or delay in market acceptance of our products which could materially adversely affect our operating results

     Errors or defects in our products may result in loss of revenues or delay in market acceptance and could materially adversely affect our business, operating results and financial condition. Software products such as ours may contain errors or defects, sometimes called "bugs," particularly when first introduced or when new versions or enhancements are released. In the past, we have discovered software errors in certain of our new products after their introduction. Despite our testing, current versions, new versions or enhancements of our products may still have defects and errors after commencement of commercial operation.


We may become subject to product liability claims which, whether or not successful, could materially adversely affect our business

     A product liability claim, whether or not successful, could damage our reputation and our business, operating results and financial condition. Our license agreements with our customers typically contain provisions designed to limit our exposure to potential product liability claims. However, these contract provisions may not preclude all potential claims. Product liability claims in excess of insurance limits could require us to spend significant time and money in litigation or to pay significant damages.


If the security measures protecting our services are inadequate, our business will be adversely affected

     Our Item Catalog service and other viaLink services contain security protocols. However, our database and these services may be vulnerable to break-ins and similar security breaches that jeopardize the security of the information stored in, and transmitted through, the computer systems of our subscribers.
Any security breach could result in significant liability to us and also deter potential subscribers. Moreover, the security and privacy concerns of potential subscribers, as well as concerns related to computer viruses, may inhibit the marketability of the viaLink services.


Our planned aggressive growth will strain our resources

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


Our success is substantially dependent on our ability to retain our key personnel

     The loss of services of our key technical, sales and senior management personnel would seriously damage our business, results of operations and financial condition. On October 1, 1998, we entered into employment agreements with both Lewis B. Kilbourne, our Chief Executive Officer, and Robert N. Baker, our President and Chief Operating Officer. Both of these agreements have a term of three years, with year-to-year renewals. We also maintain a key man life insurance policy for Mr. Baker.


We may make future acquisitions or enter into additional joint venture arrangements. These actions may divert management attention from our operations and may be unsuccessful, either of which could have a material adverse affect on our business

     In the future, we may acquire additional businesses, products and technologies, or enter into joint venture arrangements, that could complement or expand our business. Management's negotiations of potential acquisitions or joint ventures and management's integration of acquired businesses, products or technologies could divert their time and resources. Any future acquisitions could require us to issue dilutive equity securities, incur debt or contingent liabilities, amortize goodwill and other intangibles, or write-off in-process research and development and other acquisition-related expenses. Further, we may not be able to successfully integrate any acquired business, products or technologies with our existing operations or retain key employees. If we are unable to fully integrate an acquired business, product or technology, we may not receive the intended benefits of that acquisition.


If we fail to adequately protect our intellectual property rights or face a claim of intellectual property infringement by a third-party, we could lose our intellectual property rights or be liable for significant damages

     Our success is in part dependent upon our proprietary software technology. Companies in the software industry have experienced substantial litigation regarding intellectual property. We license our products under agreements containing provisions prohibiting the unauthorized use, copying and transfer of the licensed program. In addition, we rely on a combination of trade secret, copyright and trademark laws as well as non-disclosure and confidentiality agreements to protect our proprietary technology. We own no patents. However, these measures provide only limited protection, and we may not be able to detect unauthorized use or take appropriate steps to enforce our intellectual property rights.

     Any litigation to enforce our intellectual property rights may divert management resources and may not be adequate to protect our business. We also could be subject to claims that we have infringed the intellectual property rights of others. In addition, we may be required to indemnify our end-users for similar claims made against them. Any claims against us could require us to spend significant time and money in litigation, pay damages, develop new intellectual property or acquire licenses to intellectual property that is the subject of the infringement claims. These licenses, if required, may not be available on acceptable terms. As a result, intellectual property claims against us could have a material adverse effect on our business, operating results and financial condition.


We depend on third-party technology for use in our products. If we are unable to continue to use these software licenses our business may be materially adversely affected

     We rely upon certain software that we license from third parties, including software that is integrated with our internally developed software and used in our products to perform key functions. These third-party software licenses may not continue to be available to us on commercially reasonable terms. The loss of, or inability to maintain or obtain any of these software licenses, could result in delays in our ability to provide our services or in reductions in the services we provide until we integrate equivalent software that we internally develop, or identify and license software from a third-party.
Any delay in product development or in providing our services could damage our business, operating results and financial condition.


We are subject to risks associated with Year 2000 compliance

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

     The Year 2000 Problem presents us with several potential risks including the following:

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

     Software/services. We believe that it is not possible to determine with complete accuracy that all Year 2000 Problems affecting the software used in providing our services have been identified or corrected due to the complexity of this software.

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

     We expect to identify and resolve all Year 2000 Problems by the end of the second quarter of 1999, that could materially adversely affect our business, financial condition or results of operations. We are currently developing contingency plans to be implemented as part of our efforts to identify and correct Year 2000 Problems affecting our internal systems and expect to complete our contingency plans by June 30, 1999. However, we believe that it is not possible to determine with complete certainty that all Year 2000 Problems affecting us will be identified or corrected in a timely manner. If we fail to identify and correct all Year 2000 Problems affecting our internal systems, or if we are forced to implement our contingency plans, our business, financial condition or results of operations could be materially adversely affected.


As an Internet company, our stock and warrants may experience extreme price and volume fluctuations

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


The price of our common stock may decline due to shares eligible for future sale

     Sales of a substantial number of shares of common stock could adversely affect the market price of the common stock and could impair our ability to raise capital through the sale of equity securities. If all of our warrants are exercised, we will have outstanding 3,974,342 shares of common stock, assuming no exercise of outstanding options after April 30, 1999. Of these shares:

     2,494,975 shares will be freely tradable without
restriction or     further registration under the Securities Act
unless purchased by our "affiliates";

  74,861 shares will be freely tradable without restriction or further registration under the Securities Act following the termination of the lock-up arrangement under a promotional shares escrow agreement;

  1,425,139 shares held by affiliates will become available for sale pursuant to the volume and manner of sale provisions of Rule 144 following the termination of a promotional shares escrow agreement; and

  1,738,003 shares of common stock will be "restricted securities" as defined in Rule 144 of the Securities Act.

     An additional 502,372 shares of common stock are issuable upon the exercise of currently exercisable options.
Substantially all shares issued following the exercise of these options will be freely tradable.

     Our 920,000 outstanding redeemable warrants are currently in-the-money and exercisable. The closing price of our common stock on April 30, 1999 was $21.25 per share and the warrants may be exercised to purchase one share of common stock at a price of $5 per share.

     In connection with our initial public offering of common stock, our executive officers, certain former executive officers and certain holders of stock options entered into a Promotional Shares Escrow Agreement. Under this agreement, they agreed until November 19, 1999 not to sell or otherwise dispose of any shares of our common stock, unless the subsequent holder agrees to take such securities subject to the agreement.


Our officers and directors own a significant percentage of our company, and will be able to exercise significant influence over our company

     Our executive officers and directors, in the aggregate, beneficially own approximately 40% of our outstanding common stock. As a result, these shareholders, if they act together, could control all matters submitted to our shareholders for a vote, including the election of directors and the approval of mergers and other business combination transactions.


Continuing Registration is Required to Exercise Warrants

     We are in the process of registering with the Securities and Exchange Commission and certain state security commissions the issuance of shares of common stock upon the exercise of our publicly traded redeemable warrants. However, we will only be able to issue shares of common stock upon such exercise if the sale of the common stock underlying the redeemable warrants is lawful under applicable federal and state securities laws. We may decide not to seek to qualify the common stock underlying the redeemable warrants for sale in all of the states in which the redeemable warrant holders reside. Even if we seek to qualify the common stock, we cannot be sure that such qualification will occur. If we are unable to qualify the common stock for sale or fail to maintain an effective registration statement, the market value of the redeemable warrants may be diminished and the market for the redeemable warrants may be limited.


Securities Laws Restrictions on Exercise of Redeemable Warrants

     The sale of our common stock upon exercise of the redeemable warrants could violate the securities laws of certain states or other jurisdictions. We have and will use our best efforts to cause the sale of the common stock to be lawful upon exercise of redeemable warrants. However, we are not required to accept the exercise of the redeemable warrants if, in the opinion of counsel, the sale of the common stock upon such exercise would be unlawful under applicable securities laws. In this case, the redeemable warrants will not be accepted for exercise. Consequently, the redeemable warrant holder will be required to sell the redeemable warrants in the open market, if a public trading market exists, or hold the redeemable warrants until they expire or, if applicable, we redeem the warrants for $.125 per redeemable warrant.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

   2.1 Asset Acquisition Agreement dated August 31, 1998 by and between Registrant and The Netplex Group, Inc. (filed as Appendix A to Definitive 14-C Information Statement dated October 15, 1998 (the "1998 14-C") and incorporated herein by reference)
   2.2 First Amendment to Asset Acquisition Agreement dated September 9, 1998 by and between Registrant and The Netplex Group, Inc. (filed as Appendix A-2 to the 1998 14-C and incorporated herein by reference)
   2.3 Stock Purchase Agreement dated December 31, 1998 by and among Registrant, DCM Company, Inc., David C. Mitchell and ijob, Inc. (filed as Exhibit 2.5 to Registrant's Annual Report on Form 10-KSB for the year ending December 31, 1998 (the "1998 10-KSB") and incorporated herein by reference)
   3.1 Registrant's Certificate of Incorporation, as amended and restated (filed as Exhibit 3.1 to Registrant's Registration Statement on Form S-8 (Reg. No. 333-69203) (the "December 1998 Form S-8") and incorporated herein by reference)
   3.2 Registrant's Bylaws (filed as Exhibit 3.2 to Registrant's Registration Statement on Form SB-2 (Reg. No. 333-5038-D) and incorporated herein by reference)
   10.1 Note Purchase Agreement dated as of February 4, 1999 by and between Registrant and Hewlett-Packard Company (filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on March 2, 1999 and dated February 4, 1999 (the "February 1999 8-K") and incorporated herein by reference)
   10.2 Secured Subordinated Promissory Note dated February 4, 1999 issued by Registrant in favor of Hewlett-Packard Company (filed as Exhibit 10.2 to the February 1999 8-K and incorporated herein by reference)
   10.3 Security Agreement dated as of February 4, 1999 by and between Registrant and Hewlett-Packard Company (filed as
         Exhibit 10.3 to the February 1999 8-K and incorporated herein by reference)
   10.4 Earn-out Agreement dated September 30, 1998 by and between Registrant and The Netplex Group, Inc (filed as
         Exhibit  10.49 to the 1998 14-C and incorporated  herein
         by reference)
   10.5 Administrative Services Agreement dated August 31, 1998 by and between Registrant and The Netplex Group, Inc (filed as Exhibit 10.51 to Registrant's Current Report on Form 8-K filed on October 28, 1999 and dated
         October 16, 1998 (the "October 1998 8-K") and incorporated herein by reference)
   10.6 Sublease dated September 1, 1998 by and between Applied Intelligence Group, Inc. and The Netplex Group, Inc. (filed as Exhibit 10.52 to the October 1998 8-K and incorporated herein by reference)
   10.7 Software Remarketing and Reselling Agreement effective as of September 1, 1998 by and between Registrant and The Netplex Group, Inc. (filed as Exhibit 10.53 to the October 1998 8-K and incorporated herein by reference)
   10.8 Form of Indemnification Agreement dated February 9, 1998 by and between Registrant and Registrant's executive officers (filed as Exhibit 10.16 to the 1998 10-KSB and incorporated herein by reference)
   10.9 Employment Agreement dated October 1, 1998 by and between Registrant and Lewis B. Kilbourne (filed as
         Exhibit 10.17 to the 1998 10-KSB and incorporated herein by reference)
   10.1 Employment Agreement dated October 1, 1998 by and 0 between Registrant and Robert N. Baker (filed as Exhibit
         10.18 to the 1998 10-KSB and incorporated herein by reference)
   27.1  Financial Data Schedule


     (b) Reports on Form 8-K

     Report on Form 8-K filed on March 2, 1999 and dated February 4, 1999, reporting that viaLink had entered into a Note Purchase Agreement with Hewlett-Packard Company pursuant to which Hewlett-Packard purchased from viaLink a $6 million secured subordinated promissory note.

     Report on Form 8-K filed on March 17, 1999 and dated December 31, 1998 reporting the sale by viaLink of our wholly-owned subsidiary, ijob, Inc. to DCM Company, Inc. in exchange for an $800,000 promissory note, secured by principally all of the fixed assets, contract rights, accounts receivable and general intangibles of ijob.

     Report on Form 8-K/A filed on March 18, 1999 amending the
Current Report on Form 8-K filed on October 28, 1998 to include pro forma financial information provided in accordance with the instructions for Item 7.









                           SIGNATURES

     In accordance with the requirements of the Securities
Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              The viaLink Company




May 12, 1999                  By:    _/s/Lewis B. Kilbourne_______
                                     Lewis B. Kilbourne
                                     Chief Executive Officer





May 12, 1999                  By:    _/s/J. Andrew Kerner___________
                                     J. Andrew Kerner
                                     Vice President, Finance and Chief
                                       Financial Officer




                          EXHIBIT INDEX

   2.1 Asset Acquisition Agreement dated August 31, 1998 by and between Registrant and The Netplex Group, Inc. (filed as Appendix A to Definitive 14-C Information Statement dated October 15, 1998 (the "1998 14-C") and incorporated herein by reference)
   2.2 First Amendment to Asset Acquisition Agreement dated September 9, 1998 by and between Registrant and The Netplex Group, Inc. (filed as Appendix A-2 to the 1998 14-C and incorporated herein by reference)
   2.3 Stock Purchase Agreement dated December 31, 1998 by and among Registrant, DCM Company, Inc., David C. Mitchell and ijob, Inc. (filed as Exhibit 2.5 to Registrant's Annual Report on Form 10-KSB for the year ending December 31, 1998 (the "1998 10-KSB") and incorporated herein by reference)
   3.1 Registrant's Certificate of Incorporation, as amended and restated (filed as Exhibit 3.1 to Registrant's Registration Statement on Form S-8 (Reg. No. 333-69203) (the "December 1998 Form S-8") and incorporated herein by reference)
   3.2 Registrant's Bylaws (filed as Exhibit 3.2 to Registrant's Registration Statement on Form SB-2 (Reg. No. 333-5038-D) and incorporated herein by reference)
   10.1 Note Purchase Agreement dated as of February 4, 1999 by and between Registrant and Hewlett-Packard Company (filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on March 2, 1999 and dated February 4, 1999 (the "February 1999 8-K") and incorporated herein by reference)
   10.2 Secured Subordinated Promissory Note dated February 4, 1999 issued by Registrant in favor of Hewlett-Packard Company (filed as Exhibit 10.2 to the February 1999 8-K and incorporated herein by reference)
   10.3 Security Agreement dated as of February 4, 1999 by and between Registrant and Hewlett-Packard Company (filed as
         Exhibit 10.3 to the February 1999 8-K and incorporated herein by reference)
   10.4 Earn-out Agreement dated September 30, 1998 by and between Registrant and The Netplex Group, Inc (filed as
         Exhibit  10.49 to the 1998 14-C and incorporated  herein
         by reference)
   10.5 Administrative Services Agreement dated August 31, 1998 by and between Registrant and The Netplex Group, Inc (filed as Exhibit 10.51 to Registrant's Current Report on Form 8-K filed on October 28, 1999 and dated
         October 16, 1998 (the "October 1998 8-K") and incorporated herein by reference)
   10.6 Sublease dated September 1, 1998 by and between Applied Intelligence Group, Inc. and The Netplex Group, Inc. (filed as Exhibit 10.52 to the October 1998 8-K and incorporated herein by reference)
   10.7 Software Remarketing and Reselling Agreement effective as of September 1, 1998 by and between Registrant and The Netplex Group, Inc. (filed as Exhibit 10.53 to the October 1998 8-K and incorporated herein by reference)
   10.8 Form of Indemnification Agreement dated February 9, 1998 by and between Registrant and Registrant's executive officers (filed as Exhibit 10.16 to the 1998 10-KSB and incorporated herein by reference)
   10.9 Employment Agreement dated October 1, 1998 by and between Registrant and Lewis B. Kilbourne (filed as
         Exhibit 10.17 to the 1998 10-KSB and incorporated herein by reference)
   10.1 Employment Agreement dated October 1, 1998 by and 0 between Registrant and Robert N. Baker (filed as Exhibit
         10.18 to the 1998 10-KSB and incorporated herein by reference)
   27.1  Financial Data Schedule