Form 10QSB
period 1999-09-30
VIALINK CO
filed 1999-11-15
CIK 1017137

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                           FORM 10-QSB


(Mark One)
 Quarterly report under Section 13 OR 15(d) of the Securities Exchange Act of
 1934

For the quarterly period ended September 30, 1999

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

     As of November 10, 1999 there were 4,378,444 outstanding shares of the issuer's Common Stock, par value $.001 per share.


     Transitional Small Business Disclosure Format:      Yes ___ No  X

                 PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       The viaLink Company
                   CONSOLIDATED BALANCE SHEETS
                           (Unaudited)

                   ASSETS                        September 30,  December 31,
                                                      1999            1998
                                                 ------------   -----------
Current assets:
     Cash and cash equivalents                   $      4,824   $   715,446
     Short-term investments                         2,238,142          -
     Accounts receivable-trade, net of allowance
       for doubtful accounts of $32,841 and $7,841     89,597       158,117
     Other receivables                                625,100       585,778
     Prepaid expenses                                 116,949        16,716
     Marketable securities, available-for-sale      1,528,647       684,327
                                                  -----------    ----------
       Total current assets                         4,603,259     2,160,384

Furniture, equipment & leasehold improvements, net  2,149,711       719,910
Software development costs, net                     1,475,904     1,340,230
Note receivable, net of deferred gain on sale             -         337,958
Deferred service fees                               1,370,257          -
Other assets                                           66,109        38,564
                                                  -----------    ----------
       Total assets                               $ 9,665,240    $4,597,046
                                                  ===========    ==========

    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued liabilities     $ 2,192,910     $1,066,273
     Current portion of capital lease obligation        4,857         44,194
                                                  -----------     ----------
       Total current liabilities                    2,197,767      1,110,467

ong-term debt                                       2,599,662            -
                                                  -----------     ----------
       Total liabilities                            4,797,429      1,110,467

Stockholders' equity:
     Common stock, $.001 par value; 30,000,000
       shares authorized; 3,307,318 and 2,826,613
       shares issued and outstanding at
      September 30, 1999 and December 31,
     1998, respectively                                 3,307          2,827
     Additional paid-in capital                    16,870,232      4,763,569
     Unearned stock compensation                   (1,723,009)           -
     Accumulated deficit                          (10,811,366)      (964,144)
     Accumulated other comprehensive income (loss)    528,647       (315,673)
                                                  -----------     ----------
       Total stockholders' equity                   4,867,811      3,486,579
                                                  -----------     ----------
       Total liabilities and stockholders' equity $ 9,665,240     $4,597,046
                                                  ===========     ==========



         The accompanying notes are an integral part of these consolidated financial statements.


                      The viaLink Company
 CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                           (Unaudited)

     For the Three Months Ended September 30, 1999 and 1998


                                                1999              1998
                                            -----------        ----------
Revenues                                    $   129,860        $1,775,043


Expenses:
     Direct cost of sales                         -               700,191
     Salaries and benefits                    1,563,300         1,183,741
     Selling, general and
        administrative                        2,428,989           445,942
     Interest expense, net                    1,157,611            52,592
     Depreciation and amortization              286,647           223,536
                                            -----------        ----------
       Total expenses                         5,436,547         2,606,002
                                            -----------        ----------

Income (loss) from operations                (5,306,687)         (830,959)

Gain on sale of assets                            -             2,998,453
Other income                                    227,880           132,770
                                            -----------        ----------
Income (loss) before income taxes            (5,078,807)        2,300,264

Provision (benefit) for income taxes              -             1,040,990
                                            -----------        ----------
Net income (loss)                            (5,078,807)        1,259,274

Other comprehensive income (loss):
     Unrealized gain (loss) on securities      (603,536)          (74,259)
                                            -----------        ----------
Comprehensive income (loss)                 $(5,682,343)       $1,185,015
                                            ===========        ==========

Weighted average shares outstanding-
     Basic                                    3,138,442         2,741,001
     Diluted                                  3,138,442         2,784,820


Net income (loss) per common share-
     Basic                                  $     (1.62)       $     0.46
     Diluted                                $     (1.62)       $     0.45




         The accompanying notes are an integral part of these consolidated financial statements.



                       The viaLink Company
 CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                             (LOSS)
                           (Unaudited)

      For the Nine Months Ended September 30, 1999 and 1998

                                                1999             1998
                                           -----------        ----------
Revenues                                   $   355,258        $7,920,746


Expenses:
     Direct cost of sales                         -            1,681,305
     Salaries and benefits                   3,020,134         4,577,001
     Selling, general and
        administrative                       4,865,688         1,592,193
     Interest expense, net                   2,928,288           153,246
     Depreciation and amortization             651,291           725,723
                                           -----------        ----------
       Total expenses                       11,465,401         8,729,468
                                           -----------        ----------

Income (loss) from operations              (11,110,143)         (808,722)

Gain on sale of assets                         462,041         2,998,453
Other income                                   800,880           132,770
                                           -----------        ----------
Income (loss) before income taxes           (9,847,222)        2,322,501

Provision (benefit) for income taxes              -            1,049,440
                                           -----------        ----------
Net income (loss)                           (9,847,222)        1,273,061

Other comprehensive income (loss):
     Unrealized gain (loss) on securities      844,320           (74,259)
                                           -----------        ----------
Comprehensive income (loss)                $(9,002,902)       $1,198,802
                                           ===========        ==========

Weighted average shares outstanding-
     Basic                                   2,962,857         2,736,042
     Diluted                                 2,962,857         2,788,174


Net income (loss) per common share-
     Basic                                $     (3.32)       $      0.47
     Diluted                              $     (3.32)       $      0.46




         The accompanying notes are an integral part of these consolidated financial statements.


                               The viaLink Company
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

                  For the Nine Months Ended September 30, 1999
                      Common Stock    Additional   Unearned
                    -----------------   Paid-in      Stock       Accumulated
                     Shares    Amount   Capital   Compensation     Deficit
                   ---------- ------- ----------- ------------   ------------
Balance, December
31, 1998            2,826,613  $2,827  $ 4,763,569 $      -      $   (964,144)

 Exercise of stock
  options             109,633     109      297,399

Stock issued under
  employee stock
  purchase plans          172      -         1,891

 Proceeds from Hewlett-
  Packard note                           6,000,000

 Issuance of stock
  options                                2,185,736   (2,185,736)

 Issuance of warrants                    1,874,007

 Amortization of
  unearned stock
  compensation                                          462,727

 Proceeds from exercise
  of common stock
  warrants            370,900     371    2,063,079

 Registration costs                       (315,449)

 Net loss                                                          (9,847,222)

 Unrealized gain on
  securities
  available for sale

Balance, September
30, 1999            3,307,318  $ 3,307 $16,870,232 $ (1,723,009) $(10,811,366)
                   =========== ======= =========== ============  ============



                               The viaLink Company
             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (continued)
                                   (Unaudited)

                  For the Nine Months Ended September 30, 1999

                                 Accumulated
                                    Other
                                Comprehensive
                                Income (Loss)       Total
                                _____________   _____________

Balance, December               $    (315,673)  $ 3,486,579
  31, 1998
                                                    297,508
 Exercise of stock
  options

 Stock Issued under
  employee stock
  purchase plans                                       1,891

 Proceeds from
  Hewlett-Packard
  note                                             6,000,000

 Issuance of stock
  options                                                -

 Issuance of warrants                              1,874,007

 Amortization of unearned
  stock compensation                                 462,727

 Proceeds from exercise of
  common stock warrants                            2,063,450

 Registration costs                                 (315,449)

 Net loss                                         (9,847,222)

 Unrealized gain on
 securities available
 for sale                             844,320        844,320
                                -------------   ------------
Balance, September
30, 1999                        $     528,647   $  4,867,811
                                =============   ============


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                        The viaLink Company
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

      For the Nine Months Ended September 30, 1999 and 1998


                                                      1999           1998
                                                  -----------    -----------
Cash flows from operating activities:
 Net income (loss)                                $(9,847,222)   $ 1,273,061
 Adjustments to reconcile net income (loss) to
 Net cash provided by (used in) operating
 activities:
   Depreciation and amortization                      651,291        725,723
   Gain on sale of assets                            (462,041)    (2,998,453)
   Amortization of unearned stock compensation        462,727            -
   Non-cash service costs for warrants issued         503,750            -
   Deferred income tax provision (benefit)                -        1,049,440
   Non-cash interest expense on convertible debt    2,599,662            -
   Increase (decrease) in cash for changes in:
     Accounts receivable, net                          68,520       (102,676)
     Other receivables                                (39,322)      (275,901)
     Inventory                                            -           (3,605)
     Prepaid expenses and other assets               (127,778)       (71,419)
     Accounts payable and accrued liabilities       1,126,636        912,013
     Deferred revenue                                     -         (236,134)
                                                   ----------    -----------
Net cash provided by (used in) operating
      activities                                   (5,063,777)       272,049

Cash flows from investing activities:
   Proceeds from sale of assets, net of costs             -          483,944
   Capital expenditures                            (1,775,682)       (22,915)
   Short-term investments, net                     (2,238,142)           -
   Capitalized expenditures, software development    (441,084)      (486,582)
   Collection on note receivable from ijob            800,000            -
                                                   ----------    -----------
Net cash used in investing activities              (3,654,908)       (25,553)

Cash flows from financing activities:
   Decrease in book overdraft                             -          (23,619)
   Proceeds from convertible debt                   6,000,000            -
   Proceeds from long-term debt                                    3,522,639
   Proceeds from exercise of stock options,
     stock bonus and stock purchase plans             299,399         29,214
   Proceeds from exercise of common stock warrants  2,063,450            -
   Registration costs                                (315,449)           -
   Payments of capital lease obligations              (39,337)      (112,722)
   Payments on long-term debt                             -       (3,461,577)
                                                   ----------    -----------
Net cash provided by financing activities           8,008,063        (46,065)
                                                   ----------    -----------
Net increase(decrease)in cash and cash equivalents   (710,622)       200,431

Cash and cash equivalents, beginning of period        715,446         80,769
                                                   ----------    -----------
Cash and cash equivalents, end of period           $    4,824    $   281,200
                                                   ==========    ===========

         The accompanying notes are an integral part of these consolidated financial statements.


                      The viaLink Company
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)

                      September 30, 1999

NOTE 1.    DESCRIPTION OF BUSINESS

     The viaLink Company provides a business-to-business electronic commerce solution for the food and consumer packaged goods industries. We have developed a cost-effective, Internet-accessible shared database, the viaLink Item Catalog, that enables subscribing manufacturers, distributors and retailers to exchange product, pricing and promotional information. Our viaLink services offer a single interface solution for retailers to receive product, pricing and promotion information from all their suppliers, regardless of the technological capabilities of the retailer or the supplier. Using the Item Catalog, suppliers are able to efficiently communicate product and pricing information to their customers, significantly reducing the operational and administrative costs of supply chain management.
Product, pricing and promotional information contained in the viaLink database is secured with firewalls and password protections. With the use of a personal computer and commonly available software and a Web browser, viaLink enables its subscribers to improve management of information flow, reduce errors and invoice discrepancies, enhance the accounts receivable collection process, achieve administrative efficiencies and reduce redundant information processing.

     Our strategy is to continue our investment in marketing and sales activities, development of our viaLink services, and customer support services to facilitate our plan to penetrate the market and build recurring revenues generated from subscriptions to our viaLink services. In order to implement this strategy, we believe that we will need significant additional capital resources and we are seeking additional financing sources and other potential technology, strategic and marketing partners. Consequently, we resemble a development stage company and will face many of the inherent risks and uncertainties that development stage companies face. There can be no assurance, however, that these efforts will be successful or that we will be able to obtain additional financing or agreements with other partners on commercially reasonable terms, if at all. Our failure to successfully negotiate such arrangements would have a material adverse affect on our business, financial condition and results of operations, including our viability as an enterprise. As a result of the high level of expenditures for investment in technology development, implementation, customer support services, and selling and marketing expenses, we expect to incur losses in the foreseeable future periods until such time, if ever, as the recurring revenues from our viaLink services are sufficient to cover the expenses.

     Our clients and customers range from small, rapidly growing companies to large corporations in the consumer packaged goods industries, and are geographically dispersed throughout the United States.


NOTE 2.    BASIS OF PRESENTATION

     Reference is made to the Company's Annual Report on Form 10-KSB for the year ending December 31, 1998.

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

     Operating results for the nine month period and three month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1999.


NOTE 3.  DIVESTITURES

     On December 31, 1998, we sold our wholly-owned subsidiary, ijob, Inc.
to DCM Company ("DCM"), a corporation wholly-owned by David C. Mitchell, the President and a member of the Board of Directors of ijob at the time of the sale. DCM purchased all of the outstanding stock of ijob for a collateralized, ten-year $800,000 promissory note that accrued interest at 8% per annum. The promissory note was collateralized by substantially all of ijob's fixed assets, contract rights, accounts receivable and general intangibles. The net gain of $462,041 on the sale was deferred and netted against the $800,000 promissory note at December 31, 1998, as DCM was considered to be a highly leveraged entity. On March 11, 1999, the promissory note and accrued interest was paid in full. Accordingly, we have recognized the gain on the sale of $462,041 in the consolidated statement of operations for the nine months ending September 30, 1999.

     Effective September 1, 1998, we sold the assets related to our management consulting and systems integration services (including our proprietary Retail Services Application software) to The Netplex Group, Inc (the "Consulting Assets Sale"). We received $3.0 million in cash and 643,770 shares of Netplex preferred stock, with a market value of $1.0 million on the date of the sale. In conjunction with the Consulting Assets Sale, we entered into an earn-out agreement that may provide us with quarterly cash payments up to $1.5 million in aggregate generated from the assets sold to Netplex until March 31, 2000. The cash proceeds from the sale were used to repay (a) $551,062 of long-term debt, (b) $565,094 of shareholder loans including interest and (c) expenses attributable to the Consulting Assets Sale. The net gain from the Consulting Assets Sale was $2,998,453 and is included in the results of operations for the three month and nine month periods ended September 30, 1998. As of September 30, 1999, the market value of the 643,770 shares of NetPlex preferred stock was $1,528,647, yielding an unrealized gain of $844,320, which has been included in comprehensive income in our consolidated statement of operations for the nine months ended September 30, 1999. For the nine months ended September 30, 1999, we accrued payments in accordance with the Consulting Assets Sale earn-out agreement in the amount of $800,880.

     Accordingly, our consolidated balance sheet as of September 30, 1999 and the consolidated statements of operations for the three and nine months ended September 30, 1999, do not include the assets and operations of the consulting and systems integration business, nor do they include the assets and operations of ijob, which are included in the comparable period of 1998. Therefore, the periods presented are not comparable.


     We expect to report losses from operations throughout 1999 and into 2000. We expect to continue our high level of expenditures for selling and marketing and continued investment in our viaLink services. The extent of our quarterly losses will depend on revenues generated from implementation fees and subscriptions to our viaLink services, which have not yet achieved market acceptance, and the Earn-out payments from NetPlex. To date, gross revenues from these subscription services have not been significant.

     Our strategy is to continue our investment in marketing and sales activities, development of our viaLink services, and customer support services to facilitate our plan to penetrate the market and build recurring revenues generated from subscriptions to our viaLink services. In order to implement this strategy, we believe that we will need significant capital resources in addition to our $6 million financing arrangement with Hewlett-Packard, the $5 million equity investment by i2 Technologies, Inc. ("i2"), and exercise of our common stock purchase warrants. We are also seeking additional financing sources and negotiating with other potential technology, strategic and marketing partners. There can be no assurance, however, that these efforts will be successful or that we will be able to obtain additional financing or agreements with other partners on commercially reasonable terms, if at all. Our failure to successfully negotiate such arrangements would have a material adverse affect on our operations and business, financial condition and results of operations, including our viability as an enterprise. As a result of the high level of expenditures for selling and marketing and investment in our viaLink services, we expect to incur losses in the foreseeable future periods until such time, if ever, as the recurring revenues from subscriptions to our viaLink services are sufficient to cover the expenses.


Note 4.  RECONCILIATION FOR BASIC AND DILUTED EARNINGS PER SHARE ("EPS")
[CAPTION]

                            Three Months Ended           Nine Months Ended
                               September 30,               September 30,
                            1999         1998            1999         1998
                         -----------  -----------     -----------  -----------
Basic:

 Net Income (loss)       $(5,078,807) $ 1,259,274     $(9,847,222) $ 1,273,061

 Weighted average shares
  outstanding              3,138,442    2,741,001       2,962,857    2,736,042
                         -----------  -----------     -----------  -----------
  Earnings per share     $     (1.62) $      0.46     $     (3.32) $      0.47
                         ===========  ===========     ===========  ===========

Diluted:

 Net Income (loss)       $(5,078,807) $ 1,259,274     $(9,847,222) $ 1,273,061

 Weighted average shares
  outstanding              3,138,442    2,741,001       2,962,857    2,736,042
 Add: Net effect of
  dilutive stock options        -          43,819            -          52,132
                         -----------  -----------     -----------  -----------
   Total                   3,138,442    2,784,820       2,962,857    2,788,174
                         -----------  -----------     -----------  -----------
  Earnings per share     $     (1.62) $      0.45     $     (3.32) $      0.46
                         ===========  ===========     ===========  ===========

     Options to purchase 512,500 shares of common stock at a weighted average exercise price of $4.63 per share were outstanding during the first nine months of 1998 but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares. These options expire on November 30, 2001 through March 1, 2007.

     At September 30, 1999, options to purchase 2,471,000 shares at a weighted average exercise price of $7.80, warrants to purchase 631,850, 159,750 and 187,500 shares of common stock at $5.00, $6.00 and $8.00, respectively, and 896,845 shares of common stock to be issued upon the conversion of the note we issued to Hewlett-Packard, were outstanding, but were not included in the computation of diluted earnings per share because the effect of these outstanding options, warrants and stock issuable upon conversion of debt would be antidilutive.

NOTE 5.  CONVERTIBLE DEBT

     On February 4, 1999, we entered into a financing agreement and note purchase agreement with Hewlett-Packard pursuant to which Hewlett-Packard purchased from us a $6.0 million secured subordinated promissory note. This note bears interest at 11.5% per annum, with interest payments deferrable to maturity in February 2004. We received the approval of our shareholders at our 1999 annual meeting to exchange the original note for a subordinated secured convertible promissory note, convertible into our common stock at a conversion price of $7.00 per share. The closing of the purchase of the note occurred as of February 5, 1999.

     The Emerging Issues Task Force ("EITF") Topic D-60 requires that beneficial conversion features present in convertible securities should be recognized and measured by allocating a portion of the proceeds equal to the value of that feature to additional paid-in capital. The value of the beneficial conversion feature was approximately $20.0 million at the commitment date. However, the value is limited to the $6.0 million proceeds based on the prescribed accounting. Accordingly, we have allocated the full amount of proceeds to the beneficial conversion feature and recorded $6.0 million as additional paid-in capital as of September 30, 1999, and recognized an additional non-cash interest charge of $1.0 million and $2.6 million for interest expense for the three months and nine months ended September 30, 1999, respectively, through establishing long-term debt in the same amount. We expect to recognize approximately $1.0 million in non-cash interest expense, per quarter, through August 2000.

Note 6.  TAX PROVISION

     SFAS 109, Accounting for Income Taxes, requires, among other things, the separate recognition, measured at currently enacted tax rates, of deferred tax assets and deferred tax liabilities for the tax effect of temporary differences between the financial reporting and tax reporting bases of assets and liabilities, and net operating loss and tax credit carryforwards for tax purposes. A valuation allowance must be established for deferred tax assets if it is "more likely than not" that all or a portion will not be realized. The deferred tax asset at December 31, 1998 and September 30, 1999, generated by losses recorded in the fourth quarter of 1998 and during the nine months ended September 30, 1999, was offset by a full valuation allowance. We will continue to provide a full valuation allowance for future and current net deferred tax assets until such time as management believes it is more likely than not that the asset may be realized.


Note 7.  ALLIANCE AGREEMENTS

     On May 3, 1999, we entered into an agreement with Ernst & Young LLP, pursuant to which Ernst & Young will provide us with consulting and integration services and sales and marketing support, to assist in the development and market penetration of our viaLink services. In connection with this agreement, we issued Ernst & Young a warrant to purchase up to 250,000 shares of our common stock at a price of $8.00 per share contingent upon our ability to register the common stock underlying the warrant agreement. Additionally, we have agreed to pay a royalty of 7.0% of our service revenues to Ernst & Young for a period of two years and in the event that at least ten "significant clients" of Ernst & Young become subscribers to our services during this two year period, we will be obligated to continue this royalty payment in perpetuity. As of the date of the issuance of the warrant, the warrant conversion price was below the fair value of our stock. The issuance of this warrant resulted in recognition of an asset and an increase in additional paid in capital of $1.9 million, representing the fair value of the warrant issued. The asset will be amortized over the service period and will result in non-cash charges to our statement of operations. On August 9, 1999, Ernst & Young exercised warrants to purchase 62,500 shares of common stock resulting in gross proceeds received by us of $500,000. On November 10, 1999, Ernst & Young exercised warrants to purchase the remaining 187,500 shares of common stock resulting in gross proceeds received by us of $1.5 million.

     On October 12, 1999, we entered into a strategic relationship with i2 Technologies, Inc. ("i2"), the primary focus of which is to integrate the products and services of our two companies and to extend the solutions across multiple industries. i2 will use our Item Catalog services to provide product, price and promotion information to facilitate business processes between trading partners using an Internet-accessible shared database. Our two companies will also develop joint sales and marketing programs, and develop enhancements to the viaLink services. Additionally, i2 invested
$5.0 million in us in exchange for 223,884 shares of viaLink common stock and a warrant to purchase up to an additional 186,567 shares of our common stock at an exercise price of $26.80 per share, representing a twenty percent (20%) premium over the market price of the stock at the time of the agreement. The initial term of the agreement will expire on December 31, 2003 and will automatically renew on a year-to-year basis thereafter unless terminated by either party. The issuance of this warrant will result in recognition of an asset and an increase in additional paid in capital for the fair value of the warrant issued to i2 and will result in non-cash charges to our statement of operations during the term of the agreement.
Additionally we have agreed to pay i2 a royalty of five percent (5%) of the Item Catalog and Chain Pricing Subscription revenues during the term of the agreement. We will also pay a royalty in addition to the five percent, based upon subscription revenues received from new customers with whom i2 had "significant involvement" in the sales process. i2 has agreed to pay us a royalty based upon revenues i2 receives from providing Item Catalog and Chain Pricing Services outside of the consumer packaged goods industry.

     During October 1999, we entered into an alliance with Internet Commerce Systems, Inc. ("ICS") FoodOne to offer complementary business-to-business e-commerce solutions. We will work with ICS FoodOne to create a combined solution enabling suppliers and retailers to execute new product introductions and promotional annoucements.

Note 8.  REGISTRATION STATEMENTS

     On June 29, 1999, the Securities and Exchange Commission declared effective a post-effective amendment to our registration statement on Form SB-2 thereby permitting holders of viaLink's 920,000 redeemable common stock purchase warrants to voluntarily exercise the warrants, subject to specific state approvals. Each warrant allows the holder to purchase one share of viaLink common stock at a price of $5.00 per share, on or before November 20, 1999 unless earlier redeemed by us. As of September 30, 1999, 288,150 of the 920,000 redeemable stock purchase warrants had been exercised. As of September 30, 1999, 20,250 underwriter warrants and warrant underwriter warrants had been exercised. Warrant exercises resulted in proceeds of $2.1 million to the Company for the nine months ended September 30, 1999.
On October 4, 1999, we issued a Notice of Redemption to holders of our redeemable common stock purchase warrants and set Friday, November 5, 1999, as the date of redemption. As of November 10, 1999, 919,892 redeemable stock purchase warrants had been exercised.

     On August 5, 1999, the Securities and Exchange Commission declared effective the Company's registration statement on Form SB-2 to register 472,500 shares of common stock issuable upon the exercise of certain options and a warrant, 360,000 of which are subject to a promotional shares escrow agreement until November 20, 1999, and 62,500 shares of which were issued upon the exercise of the Ernst & Young warrant.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Statements of our management's intentions, beliefs, anticipations, expectations and similar expressions concerning future events contained in this Report constitute "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Any forward-looking statements are made by us in good faith, pursuant to the safe-harbor provisions of the Reform Act. As with any future event, we cannot assure you that the events described in forward-looking statements made in this Report will occur or that the results of future events will not vary materially from those described in the forward-looking statements. These forward-looking statements reflect our management's current views and projections regarding economic conditions, industry environments and our performance. Important factors that could cause our actual performance and operating results to differ materially from the forward-looking statements include, but are not limited to, changes in the general level of economic activity in the markets served by us, introduction of new products or services by competitors, sales performance, expense levels, interest rates, changes in our financial condition, availability of capital sufficient to support our anticipated level of activity, delays in implementing further enhancements to our viaLink service and other services, and our ability to implement our business strategies.

     Our expectations with respect to future results ofoperations that may be embodied in oral and written forward-looking statements, including any forward-looking statements that may be included in this Report, are subject to risks and uncertainties that must be considered when evaluating the likelihood of our realization of such expectations. Our actual results could differ materially. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 5 of
Part II of this Report.


OVERVIEW

     We provide a business-to-business electronic commerce solution for the food and consumer packaged goods industries. We have developed a cost-effective, Internet-accessible shared database, the viaLink Item Catalog, that enables subscribing manufacturers, distributors and retailers to exchange product, pricing and promotional information. Our solution offers a single interface solution for retailers to receive product, pricing and promotion information from all their suppliers, regardless of the technological capabilities of the retailer or the supplier. Using the Item Catalog, suppliers are able to efficiently communicate product and pricing information to their customers, significantly reducing the operational and administrative costs of supply chain management. Product, pricing and promotional information contained in the viaLink database is secured with firewalls and password protections. With the use of a personal computer, commonly available software and a Web browser, we enable our subscribers to improve management of information flow, reduce errors and invoice discrepancies, enhance the accounts receivable collection process, achieve administrative efficiencies and reduce redundant information processing.

     We expect that our future revenues will be generated primarily from monthly subscriptions to our services. Our pricing for these services is based on a flat monthly rate with a variable component based on the level of service utilized and the number of stores or warehouses exchanging data.
The variable portion of each subscriber's monthly service fee is calculated based on the type of service and amount of service the subscriber uses. For example, for the use of the Item Catalog service, retailers pay based on the number of suppliers from whom they receive data at the rate of either $1.00 per store or $25.00 per warehouse, per month, as applicable; suppliers pay based on the number of retailers that download their data at the rate of $1.00 per store or $25.00 per warehouse, per month, as applicable. We price our other services based on the number of stores or warehouses supported or the amount of data stored and retrieved.

     In order to achieve market penetration, we expect to continue our high level of expenditures for sales and marketing and investment in the continued development of our viaLink services. These expenses substantially exceed our revenues, which to date have been minimal. One of our strategies is to invest in new technology to facilitate deployment and acceptance of our viaLink services. However, in order to implement this strategy, we believe that we will need significant additional capital resources, as well as hosting, technology, applications and marketing partners for our viaLink services.

     Until March 31, 2000, we will also receive quarterly payments up to $1.5 million in aggregate pursuant to our earn-out agreement with Netplex.
We have recorded and received earn-out payments of $340,670, which we recorded as other income in the fourth quarter 1998. We received an earn-out payment of $289,000 for the first quarter 1999. A receivable for $530,000 for the earn-out payments for the second and third quarter of 1999 is included in Other Receivables on the consolidated balance sheet dated September 30, 1999. Additionally, we currently receive revenues from the performance of certain Web-hosting services, but expect to reduce our focus and reliance on providing these services in the future. In the third quarter of 1999, revenues pursuant to these Web-hosting services were approximately $68,000.

     On February 4, 1999, we entered into a Note Purchase Agreement with Hewlett-Packard pursuant to which Hewlett-Packard purchased from us a $6.0 million Secured Subordinated Promissory Note. This note bears interest at 11.5% per annum, with interest payments deferrable to maturity in February 2004. Upon approval by our shareholders, in May 1999, the note was exchanged for a Subordinated Convertible Promissory Note, convertible into our common stock at a price of $7.00 per share. Hewlett-Packard may convert the note to common stock beginning on August 5, 2000.

     As discussed more fully in Note 5 to the financial statements, we have adopted a policy regarding the accounting required for such convertible securities. Based on the price of our common stock at the commitment date and the conversion price of the debt into our common stock by Hewlett-Packard at $7.00 per share, the value of the conversion feature at the commitment date was approximately $20.0 million. However, the value is limited by the amount of the proceeds and we have allocated the full amount of proceeds to the beneficial conversion feature and recorded the $6.0 million as additional paid-in capital. Furthermore, we have recognized a non-cash interest charge for the beneficial conversion feature in the amount of $1.0 million and $2.6 million for the three months and nine months ended September 30, 1999, respectively, by establishing long-term debt in the same amount. We will continue to record a non-cash interest charge and increase long-term debt by approximately $1.0 million each quarter until the conversion date of August 5, 2000, 18 months after the effective date of the transaction with Hewlett-Packard, at which date the amount of the principal balance of the long-term debt will be $6.0 million.

     On May 3, 1999, we entered into an agreement with Ernst & Young LLP, pursuant to which Ernst & Young will provide us with consulting and integration services and sales and marketing support, to assist in the development of the viaLink services. In connection with this agreement, we issued to Ernst & Young a warrant to purchase up to 250,000 shares of our common stock at a price of $8.00 per share based upon certain criteria established in the agreement. Additionally, we have agreed to pay a royalty of 7.0% of our service revenues to Ernst & Young for a period of two years and in the event that at least ten "significant clients" of Ernst & Young become subscribers to our services during this two year period, we will be obligated to continue this royalty payment in perpetuity. As of the date of the issuance of the warrant, the warrant conversion price was below the fair value of our stock. The issuance of this warrant resulted in recognition of an asset and an increase in additional paid in capital of $1.9 million, representing the fair value of the warrant issued. The asset will be amortized over the service period and will result in non-cash charges to our statement of operations. On August 9, 1999, Ernst & Young exercised warrants to purchase 62,500 shares of common stock resulting in gross proceeds to the Company of $500,000. On November 10, 1999, Ernst & Young exercised warrants to purchase the remaining 187,500 shares of common stock resulting in gross proceeds received by us of $1.5 million.

     On October 12, 1999, we entered into a strategic relationship with i2 Technologies, Inc., the primary focus of which is to integrate the products and services of our two companies and to extend the solutions across multiple industries. i2 will use our Item Catalog services to provide product, price and promotion information to facilitate business processes between trading partners using an Internet-accessible shared database. Our two companies will also develop joint sales and marketing programs, and develop enhancements to the viaLink services. Additionally, i2 invested $5.0 million in us in exchange for 223,884 shares of viaLink common stock and a warrant to purchase up to an additional 186,567 shares of our common stock at an exercise price of $26.80 per share. The initial term of the agreement will expire on December 31, 2003 and will automatically renew on a year-to-year basis thereafter unless terminated by either party. The issuance of this warrant will result in recognition of an asset and an increase in additional paid-in capital for the fair value of the of the warrant issued to i2 and will result in non-cash charges to our statement of operations during the term of the agreement. Additionally we have agreed to pay i2 a royalty of five percent (5%) of the Item Catalog and Chain Pricing Subscription revenues during the term of the agreement. We will also pay an additional royalty to i2 based upon subscription revenues received from new customers with whom i2 had "significant involvment" in the sales process. i2 has agreed to pay us a royalty based upon revenues i2 received from providing Item Catalog and Chain Pricing Services outside of the consumer packaged goods industry.

     During October 1999, we entered into an alliance with Internet Commerce Systems, Inc. ("ICS") FoodOne to offer complementary business-to-business e-commerce solutions. We will work with ICS FoodOne to create a combined solution enabling suppliers and retailers to execute new product introductions and promotional annoucements much faster and with greater accuracy.

     We expect to report substantial losses from operations in 1999 and into 2000. The extent of these losses will depend primarily on the amount of revenues generated from implementations of and subscriptions to our viaLink services, which have not yet achieved market acceptance or significant market penetration. To date, revenues from these services have not been significant. As a result of our high level of expenditures for selling and marketing and continued investment in the development of the suite of viaLink services, we expect to incur losses in future periods until such time as the recurring revenues from these services are sufficient to cover expenses.

     At our 1999 annual meeting of shareholders, our shareholders approved the reincorporation of viaLink from Oklahoma to Delaware. We intend to effect the reincorporation in November 1999. However, we retain the discretion to delay our reincorporation until such time as the registration statement for the resale of 472,500 shares of common stock issuable upon the exercise of certain options and the 62,500 shares held by Ernst & Young U.S. LLP, is no longer effective.


SALE OF CONSULTING ASSETS AND ijob, INC.

     In order to focus on the development and deployment of our viaLink services, we sold the assets related to our management consulting and systems integration services (including our proprietary Retail Services Application software) to NetPlex in September 1998 and the assets associated with our wholly owned subsidiary, ijob, Inc. in December 1998. Historically, approximately 97% of our revenues were generated from our consulting assets and ijob. As a result of these sales, we resemble a development stage company since our planned principal operations are underway, but have not yet generated significant revenues.

     We received $3.0 million in cash and 643,770 shares of NetPlex preferred stock, having a market value at the time of the sale of $1.0 million. The cash proceeds from the sale were used to pay (i) $551,062 of long-term debt, (ii) $565,094 of shareholder loans, including interest, and
(iii) expenses attributable to the sale. The net gain from the consulting assets sale was approximately $3.0 million which is included in the statement of operations for the three month and nine month periods ended September 30, 1998. In conjunction with the consulting asset sale, viaLink entered into an earn-out agreement with Netplex. Under the earn-out agreement, we are entitled to receive a cash payment equal to the lesser of $1.5 million or 50% of any net profits generated from the consulting and systems integration assets until March 31, 2000. We also have entered into a remarketing and relicensing agreement with Netplex to sell CHAINLINKr, our proprietary communications software product. Under the remarketing and relicensing agreement, we have agreed to cease our own marketing and selling of CHAINLINK.

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


RESULTS OF OPERATIONS

     Introduction. The sale of our consulting and systems integration business to NetPlex was effective September 1, 1998, and the sale of ijob, Inc. was effective December 31, 1998. Consequently, our results of operations for the three and nine months ended September 30, 1999 do not include the sales, expenses and results of operations related to the consulting and systems integration operations and for the operations of ijob, Inc. Our results of operations for the three and nine months ended September 30, 1998 include the sales, expenses and results of operations related to the consulting and systems integration business through August 31, 1998 and the operations of ijob for the entire period. Therefore, the results of operations for the three and nine months ended September 30, 1999 are not comparable to the same periods in 1998.

     Revenues. Prior to the sale of our consulting and systems integration business and ijob, revenues consisted primarily of management consulting and system integration fees as well as sales of proprietary software licenses and hardware and the ijob services. Therefore, without those revenue sources, our total revenues decreased 93%, or $1.6 million to $130,000 in the three months ended September 30, 1999, from $1.8 million for the same period in 1998. Revenues for the third quarter 1999 were up slightly from revenues of $117,000 in the second quarter 1999. Our total revenues decreased 96%, or $7.6 million to $355,000 in the nine months ended September 30, 1999, from $7.9 million for the same period in 1998.

     Direct Cost of Sales. Direct cost of sales, which consist of purchased hardware and certain software for resale, and costs associated with viaLink's proprietary software products have been eliminated in 1999 with the sale of our consulting business in 1998.

     Salaries and Benefits Expense. Salaries and benefits expense consists of direct payroll costs for salaries and wages, benefits, employment taxes, contract programmers, and amortized stock compensation expense related to the Company's issuance of options to purchase the Company's common stock to employees. With the sale of our consulting business effective September 1, 1998, and the sale of ijob effective December 31, 1998, our employee count decreased from a staff level of approximately 109 at June 30, 1998, to 86 at September 30, 1998. Our employee count has increased from 61 at June 30, 1999, to 71 at September 30, 1999. These changes in headcount and amortization of stock option compensation of $286,000 in the third quarter of 1999, resulted in the increase in overall salaries, wages, taxes and benefits expense of approximately 32%, or $380,000 to $1.6 in the three months ended September 30, 1999, from $1.2 million for the same period in 1998. Salaries and benefits expense decreased 34%, or $1.6 million to $3.0 million in the nine months ended September 30, 1999, from $4.6 million for the same period in 1998 reflecting the overall decreases in headcount from 1998 to 1999.

     Selling, General and Administrative ("SG&A")Expense. SG&A expense increased 445%, or $2.0 million, to $2.4 million in the third quarter 1999, from $446,000 in the third quarter of 1998. SG&A expense increased 206%, or $3.3 million to $4.9 million in the nine months ended September 30, 1999, from $1.6 million in the same period in 1998. The increase in SG&A is primarily attributable to increased expenses for recruiting, staffing and relocation of key executive and management staff, legal, consulting and other professional fees, insurance costs associated with increased coverages, travel expenses related to the Company's increased sales and marketing efforts, hosting costs for the Hewlett-Packard facility and non-cash service costs related to the Ernst & Young consulting and services agreement. Professional recruiting fees were $642,000 in the nine months ended September 30, 1999 compared to only $47,000 in the same period in 1998. Legal, consulting and other professional fees were $1.6 million in the nine months ended September 30, 1999 compared to $243,000 in the same period in 1998. Insurance costs increased from $42,000 for the nine months ended September 30, 1998 to $235,000 for the same period in 1999. Travel expenses increased from $250,000 for the nine months ended September 30, 1998 to $439,000 for the same period in 1999. Non-cash service fees of $504,000 for the Ernst & Young consulting and services agreement are included in 1999 that were not incurred in 1998. Also included in SG&A expense in 1999 is approximately $380,000 for hosting costs at the Hewlett-Packard facility and $252,000 for trade show and marketing expenses that were not incurred for the same period in 1998.

     Interest Expense, Net. Interest expense, net, increased $1.0 million, to $1.1 million for the three months ended September 30, 1999 from $53,000 for the same period in 1998. Interest expense, net, increased $2.8 million, to $2.9 million for the nine months ended September 30, 1999 from $153,000 for the same period in 1998. These increases are due to the February 5, 1999 Hewlett-Packard promissory note and borrowing of $6,000,000 at 11.5% interest, plus the accounting for the beneficial conversion feature of the proceeds as more fully discussed in Note 5 to the unaudited interim financial statements. We will record a non-cash interest charge of approximately $1,000,000 per quarter until the conversion date of August 5, 2000. Monthly interest expense is offset by interest income on short-term investments.

     Depreciation and Amortization. Depreciation and amortization expense increased $63,000, or 28%, to $287,000 for the three months ended September 30, 1999, compared to $224,000 for the same period in 1998. Depreciation and amortization expense decreased $75,000 or 10%, to $651,000 for the nine months ended September 30, 1999, compared to $726,000 for the same period in
1998.   These changes are due to the sale of the consulting division assets on September 1, 1998, the sale of the ijob assets in December 1998, and increased capital expenditures during 1999.

     Gain on Sale of Assets and Other Income. On March 11, 1999, DCM paid the note receivable of $800,000 plus accrued interest in full and we recognized the deferred gain of $462,000 during the first quarter of 1999. We have also recorded $801,000 of income under the earn-out agreement with NetPlex during the nine months ended September 30, 1999.

     Tax Provision. SFAS 109, Accounting for Income Taxes, requires, among other things, the separate recognition, measured at currently enacted tax rates, of deferred tax assets and deferred tax liabilities for the tax effect of temporary differences between the financial reporting and tax reporting bases of assets and liabilities, and net operating loss and tax credit carryforwards for tax purposes. A valuation allowance must be established for deferred tax assets if it is "more likely than not" that all or a portion will not be realized. Prior to the third quarter of 1998, we had recorded a tax benefit of $1.0 million related to the pre-tax losses incurred in prior years, and no valuation allowance had been established prior to the third quarter of 1998. As a result of the net gain on the consulting business sale, the deferred tax asset of $1.0 million was realized and a valuation allowance of $190,000 was established for the remaining net deferred tax asset as of September 30, 1998. The deferred tax asset at December 31, 1998 and September 30, 1999, generated by losses recorded in the fourth quarter of 1998 and during the nine months ended September 30, 1999, was offset by a full valuation allowance. We will continue to provide a full valuation allowance for future and current net deferred tax assets until such time as management believes it is more likely than not that the asset may be realized.

     Other Comprehensive Income. During the second quarter of 1999 we converted the 643,770 shares of preferred stock received as consideration of the sale of the consulting division to 643,770 shares of freely tradable common stock of Netplex which was underlying the preferred shares. Due to the decrease in the market value of the common stock of NetPlex from June 30, 1999, to September 30, 1999, we have recorded an unrealized loss as part of other comprehensive income of $604,000 during the three months ended September 30, 1999. The market price at September 30, 1999 still results in an increase in the market value of $844,000 from December 31, 1998, this increase is reflected as other comprehensive income for the nine months ended September 30, 1999.


LIQUIDITY AND CAPITAL RESOURCES

     Due to the sale of our consulting business and the sale of ijob, we expect that revenues in the foreseeable future will be substantially less than historical revenues and cash requirements in connection with sales and marketing and investment in our viaLink services will be substantial. As a result of these sales, we now resemble a development stage company since our planned principal operations are underway, but have not yet generated significant revenues.

     In February 1999, we completed the financing agreements with Hewlett-Packard, whereby Hewlett-Packard provided us with $6.0 million in financing
through a Secured Subordinated Promissory Note.   In March 1999, we received
proceeds of $812,444 in payment of the note receivable and accrued interest due us in connection with the sale of ijob. In August 1999, we received $500,000 net proceeds from Ernst & Young to exercise warrants to purchase common stock.

     Our working capital position was significantly enhanced as a result of the receipt of the above funds. On September 30, 1999, we had $4.6 million in current assets and $2.2 million in current liabilities, with working capital of approximately $2.4 million. During the nine months ended September 30, 1999, net cash and short term investments increased $1.5 million, compared to $200,000 in the same period in 1998. Net cash used in operating activities in 1999 was $5.1 million, compared to net cash provided by operating activities in 1998 of $272,000. We are currently spending approximately $950,000 per month in excess of revenues, excluding any amounts received from the earn-out agreement with NetPlex, and expect this expenditure level to increase steadily over the next several months for further technology development spending to enhance our viaLink services, increased marketing expenditures, and other technology and database licensing costs. We also expect to spend more for additional management and support/service employees. To support this level of spending, we must use our current cash, cash equivalents and collection of accounts receivable to operate the business and/or obtain additional financing. We cannot predict when operating revenues will exceed operating costs, if ever.

     During the nine months ended September 30, 1999, we invested $1.1 million in computer hardware, $425,000 in computer software and $267,000 in various other fixed assets, compared to $23,000 in total expenditures for the same period in 1998. We also invested $441,000 in software development costs during the nine months ended September 30, 1999, compared to $487,000 for the same period in 1998. We expect our cash requirements for capital expenditures and increased operating expenses for the remainder of fiscal 1999 to be substantial.

     During the nine months ended September 30, 1999, financing activities provided net cash of $8.0 million, primarily the result of the $6.0 million in financing from Hewlett-Packard and proceeds from the Company's stock options and warrants of $2.4 million.

     As of September 30, 1999, there were outstanding 631,850 of our redeemable common stock purchase warrants. Each warrant allows the holder to purchase one share of viaLink common stock at a price of $5.00 per share, on or before November 20, 1999, unless earlier redeemed by us. As of September 30, 1999, 288,150 redeemable common stock warrants had been exercised and 20,250 of the Warrants to purchase common stock and/or warrants issued to the underwriters in our initial public offering had been exercised. Warrant exercises resulted in gross proceeds of $2.1 million to the Company for the nine months ended September 30, 1999. On October 4, 1999, we issued a Notice of Redemption to holders of our redeemable common stock purchase warrants and fixed Friday, November 5, 1999, as the date of redemption. As of November 10, 1999, 99.99% of the redeemable stock purchase warrants had been exercised resulting in additional proceeds of $3.2 million subsequent to September 30, 1999.

    On October 12, 1999, we entered into a strategic relationship with i2 Technologies, Inc., a Delaware corporation ("i2"). Additionally, i2 invested $5.0 million in us in exchange for 223,884 shares of viaLink common stock and a warrant to purchase up to an additional 186,567 shares of our common stock at an exercise price of $26.80 per share.

    As of November 10, 1999, we had cash and cash equivalents, and short-term investments totaling approximately $10.5 million. During the remainder of 1999, we expect to receive net proceeds of approximately $300,000 from the exercise of our warrant underwriter warrants.

     We currently do not have any available working capital borrowing or credit facility available for additional borrowings. We have borrowed $6.0 million from Hewlett-Packard, under a five year Subordinated Convertible Promissory Note, bearing interest at 11.5%, with interest and principal payable at maturity in February 2004. The note is also convertible into shares of our common stock at a price of $7.00 per share beginning in August 2000. We have incurred operating losses and negative cash flow in the past and expect to incur operating losses and negative cash flow in the foreseeable future.

     We anticipate that we will fund our operations for the next several quarters from the cash and equivalents and short-term investments on hand and proceeds expected to be received during the remainder of 1999. We expect that such funds will enable us to meet our working capital and capital expenditure requirements through 1999 and into 2000. After that time, our future capital requirements will depend on our revenue growth, profitability, working capital requirements, level of investment in long term assets or other financing sources. Increases in these capital requirements or a lack of revenue due to delayed or lower market acceptance of our viaLink services would accelerate our use of our cash and cash equivalents and short-term investments.


YEAR 2000 ISSUES

     Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field. These date code fields will need to accept four-digit entries to distinguish 21st century dates from 20th century dates. This problem could result in system failures or miscalculations causing disruptions of business operations. As a result, in approximately seven weeks, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance.

     Our vendors, customers, suppliers and service providers are under no contractual obligation to provide Year 2000 information to us. Generally, we believe our key internal software systems are either compliant. We are also continuing our assessment of the readiness of external entities, such as subcontractors, suppliers, vendors and service providers that interface with us.

     Based on our assessments and current knowledge, we believe we will not, as a result of the Year 2000 issue, experience any material disruptions in internal processes, information processing or services from outside relationships. We presently believe that the Year 2000 issue will not pose significant operational problems and that we will be able to manage our total Year 2000 transition without any material effect on our results of operations or financial condition. Accordingly, we currently have no contingency plans in place in the event we do not complete all phases of our Year 2000 program. We will continue to evaluate the status of completion throughout the remainder of 1999 to determine whether such a contingency plan is necessary.

     The most likely risks to us from Year 2000 issues are external, due to the difficulty of validating all key third parties' readiness for Year 2000. We have sought and will continue to seek confirmation of such compliance and seek relationships that are compliant.

     We currently believe that substantially all of our internal systems and equipment is Year 2000 compliant. However, the failure to properly assess a material Year 2000 problem could result in a disruption in our normal business activities or operations. Such failures, depending on the extent and nature, could materially and adversely effect our operations and financial condition.

      Under the terms of the sale of our consulting business to NetPlex, we retain a limited portion of the liability and responsibility concerning Year-2000 capabilities for certain software programs developed and installed in customer sites as delivered by us prior to September 1, 1998. We are unable to determine at this time the extent to which potential liability for Year 2000 requirements from those previous installations may exist. We could incur substantial costs, which would potentially have a material adverse effect on our business, financial condition and operating results.

     We do not believe that the costs of our Year 2000 program have been or are material to our financial position or results of operations. All expenses have been charged against earnings as incurred, and we intend to continue to charge such costs against earnings as the costs are incurred.

     The estimates and conclusions set forth herein regarding Year 2000 compliance contain forward-looking statements and are based on management's estimates of future events and information provided by third parties. In the ordinary course of business we test and evaluate our own software products on a continuous basis. We believe that our own developed software products are generally Year 2000 compliant, meaning that the use or occurrence of dates on or after January 1, 2000 will not materially affect the performance of our software and network services products with respect to four digit date dependent data or the ability of such products to correctly create, store, process and output information related to such date data. Notwithstanding such belief by management, the products tested for compliance include all of the services and systems included in the viaLink services. Since these are network database systems, there is not an issue of earlier versions that will require upgrade to be Year 2000 compliant.

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


CONSULTING ASSETS AND IJOB SALES; CHANGE IN BUSINESS; EXPECTED LOSS

     With the sale of our consulting assets to NetPlex and the ijob sale in 1998, approximately 97 percent of our historical revenues will not be available to the Company in the future. In fact, as a result of these sales, we should fundamentally be viewed as a development stage company since our planned principal operations are underway, but we have not yet generated significant revenues. We expect to report losses from operations throughout 1999 and into 2000.


RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

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

     We have historically derived substantially all of our revenues from providing management consulting services and computer system integration services to the retail and wholesale distribution industries. In order to permit us to focus our resources solely on developing and marketing our viaLink services, we sold the assets underlying our management consulting services and computer integration services to Netplex. We had previously generated approximately 97% of our total revenues from the assets sold to Netplex and from the ijob assets.

     As a result of these sales, we are now substantially dependent on revenues generated from our viaLink services. Our viaLink services have achieved only limited market acceptance and, to date, have accounted for an insubstantial amount of our historical revenues. Consequently, we resemble a development stage company and will face many of the inherent risks and uncertainties that development stage companies face. These risks include our:

 - Need for our services to achieve market acceptance and produce a sustainable revenue stream;

 - Need to expand sales and support and product development organizations;

 - Need to manage rapidly changing operations;

 - Dependence upon key personnel;

 - Reliance on strategic relationships; and

 - Competition.

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

     Virtually all of our revenues for the foreseeable future will be derived from a single source: subscription sales of our viaLink services. We have only recently introduced these services. They may not achieve market acceptance. To date we have received only an insignificant amount of revenues from these services. The market acceptance of our Item Catalog service as an industry-wide shared database will depend upon subscriptions from a large number of industry manufacturers, distributors and retailers.
A large number of manufacturers, distributors and retailers may not subscribe to our services. Furthermore, we cannot predict the amount of time required for a significant number of manufacturers, distributors and retailers to subscribe to our services. If our services do not achieve market acceptance, or if market acceptance develops more slowly than expected, our business, operating results and financial condition will be seriously damaged.

     A number of factors will determine whether our services will achieve market acceptance, including:

   - Performance and functionality of our viaLink services;

   - Ease of adoption;

   - Satisfaction of our initial subscribers;

   - Success of our marketing efforts;

   - Success of our strategic relationships and alliances;

   - Improvements in technological performance; and

   - Continued acceptance of the Internet for business use.

     The markets for business-to-business electronic commerce evolve rapidly. If new markets evolve, customers in those markets, including our current customers, may not choose our services.


WE HAVE A HISTORY OF LOSSES AND EXPECT FUTURE LOSSES

     By selling our consulting business and ijob, we lost the source of over 97% of our historical revenues. To date, revenues from our viaLink services have been insignificant. Moreover, we expect to expend significant resources in aggressively developing and marketing these services into an unproven market. Therefore, we expect to incur negative cash flow and net losses for the foreseeable future. We may not ever generate sufficient revenues to achieve or sustain profitability or generate positive cash flow. We have incurred net operating losses of approximately $1.0 million in 1996, $3.0 million in 1997 and $1.6 million in 1998. As of September 30, 1999, we had an accumulated deficit of approximately $10.8 million, representing the sum of our historical net operating losses.


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


WE HAVE RECENTLY ENTERED INTO SEVERAL STRATEGIC RELATIONSHIPS AND MAY ENTER INTO MORE IN THE FUTURE. IF THESE STRATEGIC RELATIONSHIPS DO NOT PRODUCE THE ANTICIPATED BENEFITS OR IF WE ARE UNABLE TO ENTER INTO ADDITIONAL FUTURE STRATEGIC RELATIONSHIPS, OUR VIALINK SERVICES MAY NOT ACHIEVE MARKET ACCEPTANCE

     Our business depends substantially on developing strategic relationships to develop, market and sell our services.

      We currently have formed strategic relationships with Ernst & Young, Hewlett-Packard and i2. Ernst and Young may provide us with sales and marketing support as well as consulting and integration services. Hewlett-Packard has agreed to provide us with a technological platform to host our services. i2 has agreed to integrate our products and services with those of i2 and to develop joint sales and marketing programs. During October 1999, we entered into an alliance with Internet Commerce Systems, Inc. (ICS) FoodOne to offer complementary business-to-business e-commerce solutions.
We will work with ICS FoodOne to create a combined solution enabling suppliers and retailers to execute new product introductions and promotional annoucements.

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


THE HEWLETT-PACKARD NOTE WILL LEVERAGE US CONSIDERABLY, CAUSING FINANCIAL AND OPERATING RISK, AND MAY RESULT IN SIGNIFICANT DILUTION

     As a result of our issuing a $6.0 million Subordinated Convertible Promissory Note to Hewlett-Packard, our debt service requirements will increase substantially when we are required to begin making repayments in February 2004. The degree to which we are leveraged could materially adversely affect our ability to obtain future financing and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations. All principal and interest due under the note could be converted into shares of our common stock at $7.00 per share, a substantial discount from our current stock price, resulting in substantial dilution to our current shareholders.


WE MAY BE UNABLE TO OBTAIN THE ADDITIONAL CAPITAL REQUIRED TO GROW OUR BUSINESS

     We intend to spend large amounts of capital to fund our growth and develop a market and market acceptance for our Item Catalog service and other viaLink services. We have incurred operating losses and negative cash flow in the past and expect to incur operating losses and negative cash flow in the future. We expect that the cash we have received in the Hewlett-Packard financing, i2 investment, cash received from Ernst & Young to exercise their warrants and cash received upon exercise of our outstanding redeemable common stock purchase warrants will enable us to meet our working capital and capital expenditure requirements throughout 1999 and into early 2000. After that time, our ability to fund our planned working capital and capital expenditures will depend largely upon our ability to obtain sufficient financing. Our future financing requirements will depend on a number of factors, including our:

   - Achieving and sustaining profitability;

   - Growth rate;

   - Working capital requirements;

   - Market acceptance; and

   - Costs of future research and development activities.

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


IF WE FACE INCREASED COMPETITION, WE MAY BE FORCED TO REDUCE THE PRICES OF OUR SERVICES IN AN ATTEMPT TO GAIN OR PROTECT OUR MARKET SHARE

     If we face increased competition, we may not be able to sell our viaLink services on terms favorable to us. Furthermore, increased competition could reduce our market share or require us to reduce the price of our services. We currently compete principally on the basis of the specialized and unique features and functions of the viaLink services including their:

   - Ability to operate with other network products and operating systems;

   - Product quality;

   - Ease-of-use;

   - Reliability; and

   - Performance.

     To achieve market acceptance and thereafter to increase our market share, we will need to continually develop additional services and introduce new features and enhancements. Many of our competitors and potential competitors have significant advantages that we do not, including:

   - Significantly greater financial, technical and marketing resources;

   - Greater name recognition;

   - A broader range of products and services; and

   - More extensive customer bases.

     Consequently, they may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements.


WE MUST ADAPT TO TECHNOLOGY TRENDS AND EVOLVING INDUSTRY STANDARDS TO REMAIN COMPETITIVE

     The Web-based e-commerce market in which we operate is characterized by rapid changes due to technological innovation, evolving industry standards and changes in subscriber needs. If our competitors introduce new products and services embodying new technologies, our existing services may become obsolete. Our future success will depend upon our ability to continue to develop and introduce a variety of new services and enhancements, that are responsive to technological change, evolving industry standards and customer requirements on a timely basis to address the increasingly sophisticated needs of our customers.


OUR ABILITY TO ACHIEVE MARKET ACCEPTANCE DEPENDS UPON THE FOOD AND CONSUMER PACKAGED GOODS INDUSTRIES' WIDESPREAD ACCEPTANCE OF THE INTERNET AS A VEHICLE FOR BUSINESS-TO-BUSINESS ELECTRONIC COMMERCE

     There are a number of critical issues concerning commercial use of the Web, including security, reliability, cost, quality of service and ease of use and access. Organizations that have already invested substantial resources in other means of exchanging information may be reluctant to implement Web-based business strategies. There can be no assurance that Web-based information management utilizing viaLink, or any other product, will become widespread.


UNDETECTED SOFTWARE ERRORS OR FAILURES FOUND IN OUR PRODUCTS MAY RESULT IN LOSS OF OR DELAY IN MARKET ACCEPTANCE OF OUR PRODUCTS WHICH COULD MATERIALLY ADVERSELY AFFECT OUR OPERATING RESULTS

     Errors or defects in our products may result in loss of revenues or delay in market acceptance and could materially adversely affect our business, operating results and financial condition. Software products such as ours may contain errors or defects, sometimes called "bugs," particularly when first introduced or when new versions or enhancements are released. In the past, we have discovered software errors in certain of our new products after their introduction. Despite our testing, current versions, new versions or enhancements of our products may still have defects and errors after commencement of commercial operation. As a result of "bugs" in our software, customers may experience data loss, data corruption or other business disruption, which would subject us to potential liability.


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


IF THE SECURITY MEASURES PROTECTING OUR SERVICES ARE INADEQUATE, OUR BUSINESS WILL BE ADVERSELY AFFECTED

     Our Item Catalog service and other viaLink services contain security protocols. We have also contracted with third party providers to provide security protocols for the transmission of data over the Internet. However, our database and these services may be vulnerable to break-ins and similar security breaches that jeopardize the security of the information stored in, and transmitted through, the computer systems of our subscribers. Any security breach could result in significant liability to us and also deter potential subscribers. Moreover, the security and privacy concerns of potential subscribers, as well as concerns related to computer viruses, may inhibit the marketability of the viaLink services.


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


WE MAY MAKE FUTURE ACQUISITIONS OR ENTER INTO ADDITIONAL JOINT VENTURE OR ALLIANCE ARRANGEMENTS. THESE ACTIONS MAY DIVERT MANAGEMENT ATTENTION FROM OUR OPERATIONS AND MAY BE UNSUCCESSFUL, EITHER OF WHICH COULD HAVE A MATERIAL ADVERSE AFFECT ON OUR BUSINESS

     In the future, we may acquire additional businesses, products and technologies, or enter into joint venture or alliance arrangements, that could complement or expand our business. Management's negotiations of potential acquisitions or joint ventures and alliance agreements and management's integration of acquired businesses, products or technologies could divert their time and resources. Any future acquisitions could require us to issue dilutive equity securities, incur debt or contingent liabilities, amortize goodwill and other intangibles, or write-off in-process research and development and other acquisition-related expenses. Further, we may not be able to successfully integrate any acquired business, products or technologies with our existing operations or retain key employees. If we are unable to fully integrate an acquired business, product or technology, we may not receive the intended benefits of that acquisition.


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

     We currently believe that substantially all of our internal systems and equipment is Year 2000 compliant. However, we believe that it is not possible to determine with complete certainty that all Year 2000 Problems affecting us will be identified or corrected in a timely manner. If we fail to identify and correct all Year 2000 Problems affecting our internal systems, our business, financial condition or results of operations could be materially adversely affected.


OUR STOCK MAY EXPERIENCE EXTREME PRICE AND VOLUME FLUCTUATIONS

     The market prices for our common stock and redeemable warrants have fluctuated substantially in the past and are likely to continue to be highly volatile and subject to wide fluctuations. In addition, the stock market has experienced extreme price and volume fluctuations. The market prices of the securities of Internet-related companies have been especially volatile. In the past, companies that have experienced volatility in the market price of their stock have been the object of securities class action litigation. If we were to be the object of securities class action litigation, it could result in substantial costs and a diversion of management's attention and resources.


THE PRICE OF OUR COMMON STOCK MAY DECLINE DUE TO SHARES ELIGIBLE FOR FUTURE
SALE

     Sales of a substantial number of shares of common stock could adversely affect the market price of the common stock and could impair our ability to raise capital through the sale of equity securities. As of November 10, 1999, we have outstanding 4,378,444 shares of common stock. Of these shares:

  - 2,401,920 shares are freely tradable without restriction or further registration under the Securities Act unless purchased by our "affiliates";

  - 74,861 shares will be freely tradable without restriction or further registration under the Securities Act following the termination of the lock-up arrangement under the promotional shares escrow agreement described below;

  - 1,425,139 shares held by affiliates will become available for sale pursuant to the volume and manner of sale provisions of Rule 144 following the termination of the lock-up arrangement under the promotional shares escrow agreement described below;

  - 476,524 shares of common stock are "restricted securities" as defined in Rule 144 of the Securities Act;

     An additional 750,100 shares of common stock are issuable upon the exercise of currently exercisable options. Substantially all shares issued following the exercise of these options will be freely tradable.

     An additional 326,317 shares of common stock are issuable upon the exercise of currently exercisable warrants. Approximately, 140,000 of the shares issued following the exercise of these will be freely tradable, the remaining shares issued will be "restricted securities" as defined in Rule 144 of the Securities Act.

     Pursuant to our agreement with Ernst & Young, Ernst & Young is entitled to request the registration of 187,500 shares of our common stock which were purchased by them upon the exercise of a warrant.

     Beginning in August 2000, the $6.0 million promissory note we issued to Hewlett-Packard becomes convertible into our common stock at a price of $7.00 per share. In the event that Hewlett-Packard elects to convert this note and these shares are registered for resale under the Securities Act, the shares will be available for sale. The approximate number of conversion shares at August 5, 2000, the initial conversion date, is 1,005,000 shares.

     In connection with our initial public offering of common stock, our executive officers, some former executive officers and certain holders of stock options entered into a Promotional Shares Escrow Agreement. Under this agreement, they agreed until November 19, 1999 not to sell or otherwise dispose of any shares of our common stock, unless the subsequent holder agrees to take such securities subject to the agreement.


OUR OFFICERS AND DIRECTORS OWN A SIGNIFICANT PERCENTAGE OF OUR COMPANY, AND WILL BE ABLE TO EXERCISE SIGNIFICANT INFLUENCE OVER OUR COMPANY

     Our executive officers and directors, in the aggregate, beneficially own approximately 26% of our outstanding common stock. As a result, these shareholders, if they act together, could control all matters submitted to our shareholders for a vote, including the election of directors and the approval of mergers and other business combination transactions.



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     At September 30, 1999, we had no derivative financial instruments. Furthermore, our indebtedness bears a fixed interest rate. Therefore, we are not sensitive to changes in market interest rates as it relates to our indebtedness.

     As with any entity's investment in marketable securities, we are subject to the risk that certain unpredictable conditions can exist which combine to have the effect of limiting our ability to liquidate our investment in marketable securities through sale. We believe that our exposure to this type of market risk is remote and limited only to our investment in marketable securities received in connection with our Consulting Assets Sale.




                   PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

   4.1 Securities Purchase Agreement, dated October 12, 1999, by and between The viaLink Company and i2 Technologies, Inc. (filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K dated October 12, 1999 (the "October 1999 8-K") and incorporated herein by reference).

   4.2 Registration Rights Agreement dated October 12, 1999 by and between The viaLink Company and i2 Technologies, Inc. (filed as Exhibit 4.2 to the October 1999 8-K and incorporated herein by reference).

   4.3 Common Stock Purchase Warrant, dated October 12, 1999 (i2 may purchase up to 186,567 shares of viaLink's common stock at an exercise price of $26.80 per share; the warrant expires on October 12, 2001) (filed as
         Exhibit 4.3 to the October 1999 8-K and incorporated herein by reference).

   10.1 Alliance and Marketing Agreement, dated October 12, 1999 by and between The viaLink Company and i2 Technologies, Inc. (filed as Exhibit 10.1 to the October 1999 8-K and incorporated herein by reference).

   10.2 Software License Agreement, dated October 12, 1999 by and between The viaLink Company and i2 Technologies, Inc. (filed as Exhibit 10.2 to the October 1999 8-K and incorporated herein by reference).

   27.1  Financial Data Schedule

     (b) Reports on Form 8-K

        Report on Form 8-K dated October 4, 1999, reporting that viaLink had sent a Notice of Redemption of Redeemable Common
     Stock Purchase Warrants of The viaLink Company to the holders of our Redeemable Common Stock Purchase Warrants.

        Report on Form 8-K dated October 12, 1999, reporting that The viaLink Company had entered into a strategic relationship with i2 Technologies, Inc., a Delaware corporation.

                           SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              The viaLink Company


                              By:    _/s/Lewis B. Kilbourne_______
                                     Lewis B. Kilbourne
                                     Chief Executive Officer

November 12, 1999


                              By:    _/s/J. Andrew Kerner___________
                                     J. Andrew Kerner
                                     Vice President, Finance and Chief
                                       Financial Officer

November 12, 1999


                          EXHIBIT INDEX

   4.1 Securities Purchase Agreement, dated October 12, 1999, by and between The viaLink Company and i2 Technologies, Inc. (filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K dated October 12, 1999 (the "October 1999 8-K") and incorporated herein by reference).

   4.2 Registration Rights Agreement dated October 12, 1999 by and between The viaLink Company and i2 Technologies, Inc. (filed as Exhibit 4.2 to the October 1999 8-K and incorporated herein by reference).

   4.3 Common Stock Purchase Warrant, dated October 12, 1999 (i2 may purchase up to 186,567 shares of viaLink's common stock at an exercise price of $26.80 per share; the warrant expires on October 12, 2001) (filed as
         Exhibit 4.3 to the October 1999 8-K and incorporated herein by reference).

   10.1 Alliance and Marketing Agreement, dated October 12, 1999 by and between The viaLink Company and i2 Technologies, Inc. (filed as Exhibit 10.1 to the October 1999 8-K and incorporated herein by reference).

   10.2 Software License Agreement, dated October 12, 1999 by and between The viaLink Company and i2 Technologies, Inc. (filed as Exhibit 10.2 to the October 1999 8-K and incorporated herein by reference).

   27.1  Financial Data Schedule

                                                     EXHIBIT 27.1

                     FINANCIAL DATA SCHEDULE


 THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM
        THE FINANCIAL STATEMENTS AS OF AND FOR THE NINE MONTH
       PERIOD ENDED SEPTEMBER 30, 1999 AND IS QUALIFIED IN ITS
         ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS
[CAPTION]

ITEM NUMBER           ITEM DESCRIPTION                          AMOUNT

5-02(1)         Cash and cash items.                        $     4,824
5-02(2)         Marketable securities.                        1,528,647
5-02(3)(a)(1)   Notes and accounts-receivable-trade.            122,438
5-02(4)         Allowances for doubtful accounts.                32,841
5-02(6)         Inventory.
5-02(9)         Total current assets.                         4,603,259
5-02(13)        Property, plant and equipment.                4,037,501
5-02(14)        Accumulated depreciation.                     1,887,790
5-02(18)        Total assets.                                 9,665,240
5-02(21)        Total current liabilities.                    2,197,767
5-02(22)        Bonds, mortgages and similar debt.            2,599,662
5-02(28)        Preferred stock-mandatory redemption.
5-02(29)        Preferred stock-no mandatory redemption.
5-02(30)        Common stock.                                     3,307
5-02(31)        Other stockholders equity.                    4,864,504
5-02(32)        Total liabilities and stockholders'equity.    9,665,240
5-03(b)1(a)     Net sales of tangible products.
5-03(b)1        Total revenues.                                 355,258
5-03(b)2(a)     Cost of tangible goods sold.
5-03(b)2        Total costs and expenses applicable to sales
                and revenues.
5-03(b)3        Other costs and expenses.                     3,020,134
5-03(b)5        Provision for doubtful accounts and notes.
5-03(b)(8)      Interest and amortization of debt discount.   2,928,288
5-03(b)(10)     Income before taxes and other items.         (9,847,222)
5-03(b)(11)     Income tax expense.
5-03(b)(14)     Income/loss continuing operations.           (9,847,222)
5-03(b)(15)     Discontinued operations.
5-03(b)(17)     Extraordinary items.
5-03(b)(18)     Cumulative effect-changes in accounting
                principles.
5-03(b)(19)     Net income or loss                           (9,847,222)
5-03(b)(20)     Earnings per share-basic                          (3.32)
5-03(b)(20)     Earnings per share-diluted                        (3.32)