Form 10KSB
period 1999-12-31
VIALINK CO
filed 2000-03-21
CIK 1017137

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------

                                  FORM 10-KSB
                    ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                       COMMISSION FILE NUMBER: 000-21729

                              THE VIALINK COMPANY
                 (Name of Small Business Issuer in its Charter)

                  DELAWARE                                      73-1247666
        (State of Other Jurisdiction                         (I.R.S. Employer
       Incorporation or Organization)                      Indemnification No.)

              13800 BENSON ROAD                                 73013-6417
              EDMOND, OKLAHOMA                                  (Zip Code)
  (Address of Principal Executive Offices)

                                 (405) 936-2500
                (Issuer's Telephone Number, Including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:

                                                           NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                            ON WHICH REGISTERED
---------------------------------------------  ---------------------------------------------
                    None                                            N/A

         Securities registered under Section 12(g) of the Exchange Act:
                         COMMON STOCK, $.001 PAR VALUE
                                (Title of Class)
                   REDEEMABLE COMMON STOCK PURCHASE WARRANTS
                                (Title of Class)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer's revenues for the fiscal year ending December 31, 1999 were $615,519.

     As of March 3, 2000, the aggregate market value of the voting common stock of the registrant held by non-affiliates of the registrant (affiliates for these purposes being Registrant's directors, executive officers and holders of more than 5% of Registrant's common stock on such date) computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity on that date was $604.8 million.

     As of March 3, 2000, the issuer had 19,735,416 outstanding shares of Common Stock. This number, as well as all other share numbers in this Form 10-KSB reflect the proposed 2-for-1 split of our common stock to be effected on March 28, 2000 in the form of a stock dividend paid to the stockholders of record on March 17, 2000.

     Transitional Small Business Disclosure Format: Yes [ ]  No [X]
                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for issuer's 2000 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-KSB
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART 1

ITEM 1. BUSINESS

                                    BUSINESS

     We are a leading provider of subscription-based, business-to-business electronic commerce services that enable consumer packaged goods (CPG) and grocery industry participants to efficiently manage their highly complex supply chain information. Our services allow manufacturers, wholesalers, distributors and retailers to communicate and synchronize item, price and promotion information in a more cost-effective and accessible way than has been possible using traditional electronic and paper-based methods. Our syncLink service, introduced in 1997, is a synchronized, secure, shared database of item codes, descriptions and specifications, product authorizations and de-authorizations and product prices, costs and promotions. synclink provides, the foundation for our Chain Pricing, Item Movement and Scan Based Trading services.

INDUSTRY BACKGROUND

  Growth of the Internet and Business-to-Business Electronic Commerce

     The Internet has emerged as the fastest growing communications medium in history, enabling millions of people to gather information, communicate and conduct business electronically. According to GartnerGroup, the worldwide business-to-business electronic commerce market is forecast to grow from $145 billion in 1999 to $7.3 trillion in 2004, representing 7% of forecast total global sales. Due to the growing number of Web users and the increasing use of the Internet for business-to-business communication, many businesses now recognize the Internet as critical to their competitive position. Businesses are capitalizing on the global reach of the Internet to expand into new markets and are utilizing the Web as a powerful distribution channel to market and deliver goods and services. Also, businesses are increasingly using the Internet to interact with suppliers, distributors and other business partners to achieve greater efficiencies.

  The Consumer Packaged Goods and Grocery Industries

     The CPG and grocery industries in the U.S. manufacture and distribute a wide variety of prepackaged items primarily sold in supermarkets, convenience stores, small grocery stores, mass merchandisers, warehouse clubs and chain drugstores. Representative items include beverages, canned goods, dry goods, snack foods and health and beauty products. The movement of merchandise from manufacturer to retailer is characterized by various multi-tiered distribution methods, such as direct-to-store deliveries and intermediate deliveries through wholesalers, distributors and retailer warehouses. This distribution structure is commonly referred to as the "supply chain." The CPG and grocery industries are very large and highly fragmented. According to the U.S. Census Bureau, the U.S. CPG and grocery industries represented $851 billion in retail sales in 1997. These sales were generated by 300,000 retail locations. These retail locations represented over 4,200 retail chains and were supplied by over 20,000 manufacturers and over 50,000 wholesalers, distributors and brokers.

     CPG and grocery industry participants must manage a large number of items, each of which may be packaged, distributed and sold in different sizes and configurations and potentially under different promotion terms. A typical supermarket has an average of 40,000 unique items in its store inventory supplied by up to 2,500 suppliers. A large format supermarket, or supercenter, may have over 100,000 unique items in inventory supplied by up to 3,000 suppliers. A typical convenience store has an average of 2,800 items in inventory supplied by up to 300 suppliers. The vast number of items are delivered in many different packaging quantities, including bulk truckloads, pallets, cases and individual units. Items, prices and promotions are often unique to each trading partner, and individual stores within a retail chain can be authorized to sell different products. Consequently, product assortment, pricing and promotion can vary by geography, store size or demographic factors. Moreover, item prices and promotions change frequently at every level of the supply chain, sometimes more than once a week, and the terms of the promotion, for example, the start date, end date, percentage or absolute dollar discounts, links to other promotions and quantity discounts, can be very complex. Finally, according to New Product News, approximately 16,000 new products were introduced in the CPG and grocery industries in 1999.

  Challenges Faced By Industry Participants

     To date, the CPG and grocery supply chain has been characterized by low electronic commerce penetration, manually intensive business processes and high purchase order and invoice error rates. According to the 1993 Joint Industry Study on Efficient Consumer Response, improving efficiencies in critical supply chain areas such as store assortment, replenishment, promotion and product development, could reduce grocery supply chain costs by up to 10.8% of sales. More specifically, the study indicated that costs related to promotion administration, buying and selling processes, deductions and other clerical and administrative areas could be reduced by over 3.4% of sales. We do not believe the inefficiencies identified in the Joint Industry Study have been successfully addressed since the time of its release. Supply chain information exchange continues to remain largely paper-based and unsynchronized. The Joint Industry Study also indicated that item, price and promotion information synchronization is necessary to achieve the benefits of a paperless system.

     One of the most significant challenges facing a retailer is the maintenance of its "pricebook." The pricebook typically contains descriptions of each item in a store's inventory, including supplier and retailer product codes, item specifications (packaging and selling unit information), Universal Product Code
(UPC), purchase cost, retail sales price and any discounts to be received from the supplier. The vast number of items, variability of pricing, lack of reliable information exchanged between trading partners and the traditional practice of manual updating all combine to make pricebook maintenance extremely difficult and error prone and result in a lack of "synchronization" between trading partners. A single retailer may have thousands of suppliers, each of which may have different prices for the same item it supplies to different stores. Because many retailers do not communicate electronically with their suppliers, retail buyers manually key item and price information from a large number of suppliers' reports, catalogs, e-mails, phone calls and faxes into their pricebook.

     One of the most important pieces of information within a pricebook is the product code used to track the item through the supply chain. Maintaining product code information for each trading partner is difficult because the commonly recognized UPC bar code printed on many item labels is typically not used for tracking products throughout the entire supply chain. Rather, the UPC bar code is most commonly used at the retail checkout register exclusively as a standardized means to ensure selling price accuracy. In contrast, most manufacturers, wholesalers, distributors and retailers use their own set of item codes and naming protocols. As a result, a single product could be represented by thousands of separate product codes. Therefore, retailers and suppliers spend considerable time and resources translating and maintaining product code information among their trading partners.

     Due to the limited number of available alternatives, many suppliers and retailers continue to employ paper-based communications to manage their supply chain information, resulting in operational inefficiencies and administrative errors. According to a 1999 Grocery Manufacturers of America study, 60% of all invoices have errors, 60% of which are due to price and promotion issues. In addition, 35% of all invoices result in the retailer taking deductions for errors and discrepancies in invoices from suppliers. These deductions represent approximately 8% of annual invoice sales from suppliers. Invoice errors and discrepancies also cause significant administrative inefficiencies for both suppliers and retailers attempting to research and reconcile the source of the error. A 1998 Grocery Manufacturers of America study estimated that the administrative cost of invoice errors averages $40 per error and can reach up to $236 per error.

  Limitations of Current Approaches

     Currently, there is no established universal, low-cost electronic method for manufacturers, wholesalers, distributors and retailers to share item, price and promotion information easily and efficiently. In the traditional electronic data interchange (EDI) model, a communication technology available for several years, each participant creates, or "maps," a "connection" with each one of its participating supply chain partners. Suppliers and retailers that would have to create hundreds of point-to-point connections to implement an electronic based supply chain have found EDI too costly and technologically difficult. Consequently, only a small percentage of the industries' suppliers and retailers use EDI or have access to electronic supply chain applications. In addition, without a shared database of record from which both trading partners can access agreed upon item, price and promotion information, pricebook synchronization is virtually impossible.

     The unavailability of basic electronic commerce capabilities has impeded the application of more advanced supply chain concepts, such as collaborative planning, forecasting and replenishment, and scan based trading. For example, many stores have automatic scanning capabilities at the check-out register; however, only a small percentage of the information captured by the scanner is shared with suppliers in a timely manner.

     In order to improve the visibility and sharing of item, price and promotion information throughout the supply chain, manage data complexity, collaborate on product and promotion decisions, minimize supply chain information inefficiencies, and improve overall service levels to their customers, trading partners require a solution that enables them to:

     - Synchronize item, price and promotion information between trading partners in an easily accessible, cost-efficient and secure manner to use as the foundation for electronic transactions;

     - Seamlessly connect to all trading partners through multiple technology platforms, including Extensible Markup Language (XML), an emerging standard for the exchange of data over the Internet, and EDI, and across significantly varied levels of technological sophistication; and

     - Manage, map and maintain item, price and promotion information for tens of thousands of unique items from up to thousands of trading partners.

     We believe the inefficiencies and inadequacies of current approaches have created a significant opportunity for a business-to-business electronic commerce solution within the CPG and grocery industries.

THE VIALINK SOLUTION

     We provide subscription-based, business-to-business electronic commerce services that enable CPG and grocery industry participants to efficiently manage their highly complex supply chain information. Our solution is designed to operate across disparate technology platforms, application suites and item coding structures and can be implemented and deployed rapidly. Customers make only a single connection to our services. They may do this using a variety of technologies, such as a standard Internet browser, e-mail, highly sophisticated proprietary network infrastructure, standard EDI formats or XML.

     Our syncLink service replaces the multiple connections among manufacturers, wholesalers, distributors and retailers with a single electronic connection to a shared database. syncLink provides our customers with a cost-effective, reliable, scalable and secure way to communicate and synchronize trading and pricebook information. As the item, price and promotion information-of-record for participating trading partners, the syncLink database forms the foundation for viaLink's other electronic commerce services:

     - Chain Pricing -- an advanced information reporting service that facilitates the sharing of syncLink data among authorized members throughout all stages of the supply chain;

     - Item Movement -- a service that allows retailers to share actual retail item sales and warehouse item movement information with manufacturers and distributors on a daily or weekly basis; and

     - Scan Based Trading -- a service that enables retailers and suppliers to transact business electronically based on actual retail sales data.

     We believe our solution provides suppliers and retailers with the following benefits:

     - Reduced manual data entry and pricebook maintenance, which can increase overall administrative efficiency;

     - Reduced invoice discrepancies through synchronization of trading information, which can reduce deduction write-offs, working capital inefficiencies and administrative costs associated with reconciling the discrepancies;

     - Reduced time spent resolving errors and disputes, which can increase salesforce productivity and actual time selling;

     - Enhanced promotion effectiveness and ability to facilitate more efficient new product introductions due to greater trading information visibility; and

     - Improved item delivery and receiving processes.

     We believe that the benefits of our solution will attract leading national and regional retailers and suppliers to our network of CPG and grocery industry participants. We also believe that the addition of these retailers and suppliers will create a network effect that increases the value of our viaLink solution to subscribers.

STRATEGY

     Our objective is to become the industry-accepted electronic commerce utility for synchronizing item, price and promotion information for the CPG and grocery industries. We plan to accomplish this by implementing the following strategies:

  Target Leading Retailers and Suppliers to Create a Network Effect

     We intend to create a network effect by targeting leading national and regional retailers and suppliers and providing the services necessary to create efficiencies for these key participants. We believe the adoption of our services by these companies will be an important endorsement for the rest of the CPG and grocery industries. As a result of this network effect, we believe the value of our services to our subscribers will increase with the addition of new trading partners, thereby increasing the overall value of our solution. Over the last several months, we have signed a number of customers including Coors Brewing Company, Kraft Foods, Spartan Stores and Unified Western Grocers.

  Build on First Mover Advantage and Increase Brand Awareness

     We believe our position as the first company to offer a synchronized, secure, shared database containing item, price and promotion information provides us with a first mover advantage to attract a critical mass of retailers and suppliers. To increase the number of retailers and suppliers that use our services, we intend to rapidly build awareness of our services by developing a compelling brand and value proposition. Our plans include:

     - Expanding the size and capabilities of our internal sales force;

     - Working with existing customers to connect new suppliers and retailers;

     - Advertising extensively in industry and business media;

     - Participating in industry trade shows and conferences; and

     - Working with industry trade associations to provide broad industry influence.

  Leverage Strategic Alliances and Relationships

     We believe that strategic alliances and relationships enhance our ability to reach new customers. We have established strategic, business and technology alliances with leading organizations such as i2 Technologies, Ernst & Young and Hewlett-Packard. These alliances provide us with technology services, financial resources and marketing and sales support and enhance our ability to develop and deliver new services. We have also formed alliances and relationships with ICS FoodOne, OMI International, Cyclone Commerce and UCCnet and we are a member of the Oracle Partner Program. We believe these alliances and relationships add to our credibility with potential new customers, contribute to expanding awareness of our products and services and are critical to achieving greater market penetration and acceptance of our services. As opportunities arise, we intend to establish additional alliances and relationships with key participants in a number of strategic markets or acquire complementary services and technologies to further drive adoption of our solution and enhance and expand our service offerings.

     We recently announced an initiative to enable third-party technology providers to connect to our services. This program, called the "viaLink ready Program", allows technology providers to create and rapidly deploy solutions that use our services and extend the capabilities of their own applications. We expect to gain greater adoption and penetration of our solution by accessing the customers of these third-party technology providers. The "viaLink ready Program" is being facilitated by our implementation of XML. Currently, we have 13 companies participating in the "viaLink ready Program".

  Expand Service Offerings

     Given the significant complexities and inefficiencies prevalent in the CPG and grocery supply chain, we expect suppliers and retailers will demand more advanced supply chain services that assist them in tracking sales, forecasting demand, replenishing inventory and managing transactions based on point-of-sale data. syncLink, the foundation of our solution, allows us to develop and deploy other value-added services. For example, we plan to deploy our Item Movement service which, together with syncLink, allows trading partners to implement Scan Based Trading. We will continue to invest resources to develop complementary services that leverage the syncLink database and create efficiencies for our subscribers.

  Enter New Markets

     We plan to expand internationally and to extend our solution to other industries outside of the CPG and grocery industries. Over the next 12 months, we plan to extend our solution to address the food service industry due to of its similarities to the CPG and grocery industries and the overlap of supply chain participants. We also intend to establish and expand our global presence by opening sales offices in Europe and in the Asia/Pacific region. We expect to expand into industries other than food service and into international markets through our sales efforts and by leveraging our strategic relationship and alliance partners.

SERVICES

     We offer the following value-added electronic commerce services for the CPG and grocery industries:

  syncLink

     Our subscription-based service, syncLink, is a synchronized, shared database containing item, price and promotion information, including product authorizations and de-authorizations. syncLink is maintained in a secure environment and its data is accessible only to authorized subscribers.

  Chain Pricing

     Chain Pricing, a reporting service using syncLink data, allows authorized manufacturers, wholesalers, distributors and retailers to share item, price and promotion information. Chain Pricing provides item and pricing information visibility though each level of multi-tiered distribution channels. For example, a manufacturer may not have information on the prices and promotions offered by its independently-owned distributors. By implementing syncLink and Chain Pricing services at each of its distributors, a manufacturer is able to view prices and promotions offered on its products by its distributors to specific retailers.

  Item Movement

     Item Movement provides timely retail sales and warehouse item movement information to manufacturers and suppliers using data within syncLink. For example, a manufacturer can view information relating to items shipped from the warehouse to a customer and can compare this movement information with information relating to product sales at the retail store. This visibility of price and item movement is important for manufacturers and suppliers and can help optimize promotion spending and supply chain planning decisions.

  Scan Based Trading

     The traditional business-to-business trading environment in the CPG and grocery industries is delivery-based, i.e., the point of transaction is the supplier's point-of-delivery to the retailer. In traditional trading relationships, the retailer purchases the inventory from the supplier. However, a new operational environment, known as scan based trading, is emerging in which the consumer point-of-sale becomes the new trading boundary between suppliers and retailers. Our Scan Based Trading service allows trading partners to transact business based upon items sold at the retail outlet scanner, similar to consignment selling. Scan Based Trading requires reliable, synchronized exchange of item, price and promotion information and a shared control system for managing delivery information, retail sales data, inventories and shrink reporting.

     Scan Based Trading represents a significant change from current business practices and has broad benefits for both retailers and suppliers, including improved information visibility throughout the supply chain. Scan Based Trading reduces a retailer's inventory investment, lowers administrative expenses and allows the supplier to collect critical consumer pricing and promotion information at the point of sale which can be used to make better production, scheduling and promotion decisions. For the supplier, it also eliminates a supply chain bottleneck because the supplier is no longer required to check-in products upon arrival at each store. These and other efficiencies translate into improved asset utilization, just-in-time product flows, improved assortment at the store shelf and improved replenishment effectiveness.

     The Direct Store Delivery Committee of the Grocery Manufacturers of America selected us as their electronic commerce provider in a pilot program of item, price and promotion synchronization and scan based trading. Schnuck Markets, in St. Louis, Missouri, Andronico's, in Berkeley, California, and 23 suppliers are piloting synchronization. Five of those suppliers are also piloting our Item Movement and Scan Based Trading services.

  Key Features

     Our services have the following key features:

     - Accessible. Our services can be accessed through a single connection from a variety of technology platforms. Customers can access our services using a standard Web browser, e-mail or a sophisticated private network infrastructure.

     - Subscription-Based. Through our partner Hewlett-Packard, we serve as the database host and provide our services on a subscription basis, so that each subscriber's technology and capital investments are minimized. Our subscription fee is a cost-effective monthly charge, based on the number of store and/or warehouse connections and the type of services (e.g., syncLink, Chain Pricing, Item Movement and/or Scan Based Trading) being used. We also charge an implementation fee to cover the cost of mapping the data and providing the interface connection.

     - Secure. We protect customer information from unauthorized users with a series of firewalls and passwords. Additionally, we provide access to information in our database only to those authorized parties designated by our customers.

     - Neutral. We provide our customers with an independent, secure database of record for item, price and promotion information. syncLink can be used to provide a neutral source of data to resolve disputes about prices, products and promotions between trading partners.

     - Flexible. We believe our service adds value to the trading partners by providing data translation capabilities to facilitate efficient trading using common item information. Our service allows our customers to maintain their existing item definitions and coding structures.

IMPLEMENTATION, MAINTENANCE AND CUSTOMER SUPPORT

     syncLink implementation begins with the supplier. Manufacturers, wholesalers and distributors send their data to us in an agreed-upon format, and our services perform an automated check against existing viaLink master items in the syncLink database. This automated check matches information such as product descriptions, UPC bar codes, size, quantities and case configurations. Items not automatically matched are processed by our data management team for manual matching. A viaLink or third-party implementation professional is assigned to the supplier to help the supplier's staff link their items to the master items. Depending on the retailer, a similar process may occur to match retailer item codes to the syncLink database. Our implementation team also works with customers to help link their technology platforms and interfaces to our services and to define the data transmission formats required by each customer.

     Once the implementation process is complete, the relationship with our customer is transitioned to our customer support staff. We offer two levels of support to our customers. Level 1 support manages issues related to Internet connectivity and browsers, questions about the basic functionality of our services, and administrative issues, including customer security access. Level 2 support addresses more complex matters such as business rule issues (e.g., data mapping), transmission error corrections, data file export issues related to customer data and connection issues. Our customer support services are available to all customers 24 hours a day, 365 days a year.

     Each supplier performs ongoing maintenance of item, price and promotion information. These changes are then loaded into syncLink, either on-line or through batch interfaces with supplier systems, and the information is made available to the retailer for acceptance or rejection.

STRATEGIC ALLIANCES AND RELATIONSHIPS

     We have formed a number of strategic alliances and relationships that we believe are integral to driving rapid adoption and penetration of our services. The continued establishment of strategic alliances is a fundamental business strategy as we expand our services and enter new markets. Our strategic alliances and relationships include the following:

  Ernst & Young

     In May 1999, we entered into a strategic alliance with Ernst & Young. As part of this alliance, Ernst & Young has agreed to provide us with marketing and sales support. In addition, Ernst & Young will provide us with its consulting services at discounted rates, including services related to general systems integration, technology enhancements, implementation, project management and training. In connection with this alliance, Ernst & Young purchased $2.0 million of our common stock.

  i2 Technologies

     In October 1999, we entered into a strategic alliance with i2 Technologies, a leading supply chain planning software and e-business solutions provider. The primary focus of this alliance is to integrate the products and services of our two companies, extend the integrated solutions across multiple industries, and develop joint sales and marketing programs. i2 Technologies has agreed to pay us a royalty based upon revenues it receives from providing the syncLink and Chain Pricing services outside of the CPG, grocery and food service industries. In connection with this alliance, i2 Technologies purchased $5.0 million of our common stock and has a warrant to purchase an additional $5.0 million of our common stock.

  Hewlett-Packard

     In February 1999, we entered into a strategic alliance with Hewlett-Packard. As a result of this alliance, Hewlett-Packard provides us with the secure technology infrastructure and platform, including agreed-to performance, back-up and reliability criteria, to host our syncLink and other services. Hewlett-Packard may also provide us with co-marketing and consulting support from time to time. Additionally, Hewlett-Packard invested $6.0 million in us in the form of convertible debt. We, in turn, will use up to $3.0 million to purchase Hewlett-Packard products and services.

  Other Alliances and Relationships

     We have established alliances and relationships with other companies and organizations to help enhance our ability to reach new customers, develop joint marketing programs, connect to services with complementary functionality and gain technical knowledge. Currently, we have entered into alliances and relationships with the following companies and organizations:

     - Cyclone Commerce -- We have integrated Cyclone's Internet data exchange security technology with our services. We also have a joint sales and marketing program with Cyclone.

     - ICS FoodOne -- We are working together to connect our services to ICS FoodOne's complementary new product introduction and promotion announcement services.

     - OMI International -- We are working together, including developing joint marketing programs, to connect our services to OMI's retail order management systems.

     - Food Marketing Institute -- Utilizing our services, we are working with the Food Marketing Institute on an initiative to improve promotion efficiency for the food industry.

     - Oracle Partner Program -- We joined Oracle's global partner program to gain access to their technology support, education resources and marketing support.

     - UCCnet -- We joined UCCnet's alliance as an architect partner to leverage our services through UCCnet's emerging electronic marketplace for the CPG and grocery industries.

     Cyclone, ICS FoodOne and OMI, along with 10 other companies, are the initial members of our "viaLink ready Program".

TECHNOLOGY

  Architecture

     We have deployed a reliable, secure and readily available technology platform based on open architectures and industry standard technologies. The platform utilizes Oracle relational database technology and applications built with the Smalltalk object-oriented programming and development language. Smalltalk is a portable development and operational environment, well-suited to manage mission-critical business applications.

     Access to our services is provided through the Internet, as well as other methods of electronic communication. In order to maintain the security of our database, users do not have direct access to the underlying data stored in the Oracle databases. Users connect to application programs, which interpret the requests for service, then connect to the Oracle databases for access to the underlying data.

  Data Integrity and Security

     Our production operations are housed and hosted in Hewlett-Packard's secure facility in Atlanta, Georgia. This facility is secured through a variety of technical and physical protection mechanisms, including full-time professional security staff. This facility provides redundant infrastructure such as backup utilities and communication lines to support a high availability operation. The Hewlett-Packard servers hosting our services include fail-over capability, with redundant data storage and communications resources.

     To minimize the security risks associated with a shared network on the Internet, we have implemented extensive security measures in our services. We use encryption technologies to protect the confidentiality of information transmitted over the Internet. Customer access to our services is controlled through specific user identification and password combinations. We also protect our services through firewalls, which are intended to restrict unauthorized use and prevent security breaches. Additionally, we contract with third-party organizations to test the integrity of our security protocols.

CUSTOMERS

     We have offered our viaLink services for two years, and we currently have more than 620 customers, including 420 Coors distributors. Our existing customer base is primarily small suppliers and retailers. Currently, we are targeting large national and regional customers. Recently, we have signed several large national customers such as Coors Brewing Company, Kraft Foods, Spartan Stores and Unified Western Grocers.

     In addition to our viaLink services, we also provide web hosting activities for a limited number of our customers. In 1999, web hosting services accounted for 48% of our revenues.

     Three customers individually accounted for 20%, 13% and 10% of our total revenues in 1997; 13%, 11% and 11% of our total revenues in 1998; and 27%, 14% and 12% of our total revenues in 1999. Likewise, approximately 57%, 49% and 70% of our total revenues were attributable to five clients in 1997, 1998 and 1999, respectively. Due to the sale of our consulting and systems integration assets, we lost more than 90% of our historical revenue. We will continue to be dependent upon revenues from a limited number of customers until we achieve market penetration. In 1999, no one customer accounted for more than 27% of revenues.

SALES AND MARKETING

     We market our services to the CPG and grocery industries directly through our sales and marketing team and senior staff members and indirectly through our alliances, particularly Ernst & Young and i2 Technologies. As of March 3, 2000, our sales and marketing team consisted of 16 full-time employees. We intend to continue to expand our sales and marketing team in 2000 and to further leverage our relationships with Ernst & Young, i2 Technologies, and Hewlett-Packard.

     Our sales and marketing team is responsible for generating sales leads, following-up on customer referrals, signing contracts with new customers and providing input into our services and product development efforts based on customer feedback and market data. We generate sales and marketing leads through trade advertising, customer referrals, public relations, trade shows and strategic relationships. We also use a variety of other consulting and contractor relationships to help develop and promote our services. We believe forming indirect sales and co-marketing relationships, such as with i2 Technologies and Ernst & Young, will allow us to leverage the significant resources of these larger organizations and more rapidly penetrate our target market.

     Our marketing strategy is focused on increasing the awareness of the viaLink brand and services, educating our target market on the benefits of business-to-business electronic commerce and positioning ourselves as the cornerstone of the CPG and grocery industries' electronic commerce strategy and activities. To increase the awareness of our brand and understanding of our services, we recently launched a brand awareness campaign that included a new logo, advertising campaign, customer newsletter, Web site and sales collateral and presentation materials.

     We intend to significantly expand our sales and marketing activities in 2000. We intend to continue to build our brand awareness and generate additional sales leads by increasing our staff, marketing expenditures and advertising and participating in trade shows.

PRODUCT DEVELOPMENT AND ENHANCEMENT

     We initially introduced syncLink in 1997 and intend to continue to make significant investments in product development and enhancements to improve and extend our services, including enhancements to our Scan Based Trading service. Our plans also include a wide deployment of XML to enable third-party technology providers, including our "viaLink ready Program" members, to accelerate the adoption of our services by the industry.

     Growth of our services will require that we continue to invest in our hardware platform, including additional servers, enterprise storage systems and additional backup and recovery capabilities. We also expect to deploy our services across multiple data centers to accommodate expansion into international markets.

     In addition to internal product development and enhancement efforts, we intend to seek acquisitions of complementary businesses, products and technologies, or enter into joint venture or license agreements to broaden our service offerings and provide more comprehensive solutions to the CPG and grocery supply chain.

     Currently, the dynamic nature of the information technology industry places significant research and development demands on businesses that desire to remain competitive. Our future success, particularly our ability to achieve widespread market adoption, depends on the success of our product development and enhancement efforts in a timely manner. There are a number of risks and challenges involved in the development of new features and technologies which, if not successfully addressed, would harm our business.

     As of March 3, 2000, our product development, technical support and operations staff consisted of 27 full-time employees. Our product development expenses were $1.2 million in 1998 and $2.8 million in 1999. We believe that significant investments in product development and enhancement will be required to remain competitive.

PROPRIETARY RIGHTS

     Our success and ability to compete are dependent upon our ability to develop and maintain the proprietary aspects of our technology and operate without infringing on the proprietary rights of others. We have no patents or patent applications pending. Instead, we rely primarily on a combination of copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect our proprietary rights. Because the software development industry is characterized by rapid technological change, we believe that factors such as the technological and creative skills of our personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are more important to establishing and maintaining a technology leadership position than the various legal protections available for our technology. viaLink(R) and Chainlink(R) are our registered trademarks. viaLink ready(SM) and syncLink(SM) are our service marks.

     We also require employee and third-party non-disclosure and confidentiality agreements. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. We cannot be certain that others will not develop technologies that are similar or superior to our technology or design around the copyrights and trade secrets owned by us. We believe, however, that these measures afford only limited protection. Despite these precautions, it may be possible for unauthorized parties to copy portions of our software products, reverse engineer, or obtain and use information that we regard as proprietary.

     Although we are not aware of any claims that we are infringing any proprietary rights of third parties, there can be no assurance that third parties will not claim infringement by us in the future. We expect that software product developers will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Any infringement claims against us, with or without merit, could be time consuming to defend, result in costly litigation, divert management's attention and resources, cause product shipment delays or require us to enter into royalty or licensing agreements. In the event of a successful claim of product infringement against us, should we fail or be unable to either license the infringed or similar technology or develop alternative technology on a timely basis, our business, operating results and financial condition could be materially adversely affected.

     We rely upon software that we license from third parties, including software that is integrated with our internally developed software and is used in our products to perform key functions. There can be no assurance that these third-party software licenses will continue to be available to us on commercially reasonable terms. The loss of or inability to maintain any such software licenses could result in shipment delays or reductions until equivalent software could be developed, identified, licensed and integrated and could materially adversely affect our business, operating results and financial condition.

COMPETITION

     The business-to-business electronic commerce environment in which we operate is still evolving and subject to rapid change. Currently, we compete principally on the basis of the specialized nature and uniqueness of our services. We believe the in-depth industry knowledge embedded in the functionality of our services, our cost-effective subscription pricing, and the accessibility of our services to all potential customers in the industry are competitive advantages for us. Additionally, we believe we have the only Internet-based electronic commerce solution in production today for synchronization of item, price and promotion information for the CPG and grocery industries.

     Currently, we do not know of any direct competition for our electronic commerce services. However, we believe direct competition for our services will develop and increase in the future. Direct competition could develop from several potential sources, including:

     - Large, enterprise-wide software vendors, developers and integrators such as EDS, i2 Technologies, IBM, Manugistics, Oracle and SAP;

     - EDI providers such as GEIS and Sterling Commerce;

     - Large business-to-business electronic commerce exchange vendors such as Ariba, CommerceOne and VerticalNet;

     - Other database vendors such as A.C. Nielsen, Information Resources and
       QRS;

     - Industry-led initiatives such as UCCnet;

     - Big 5 consulting firms such as Andersen Consulting, Deloitte & Touche, Ernst & Young, KPMG and PricewaterhouseCoopers; and

     - Existing industry participants who may attempt to deploy their proprietary systems as industry solutions.

     These large potential competitors, if successful, may provide functionality similar to our services. Many of our potential competitors have substantially greater resources than we do. Any failure by us to achieve rapid market penetration or to successfully address the risks posed by expected competition would have a material adverse effect on our business, financial condition and operating results.

     We recently joined UCCnet's alliance as an architect partner to leverage our services through UCCnet's emerging electronic marketplace for the CPG and grocery industries. UCCnet also recently announced it had awarded a multi-year contract to AppNet, Inc. to develop, build and maintain UCCnet's electronic marketplace. AppNet will design and develop user interfaces, perform supply chain integration, provide implementation and consulting services and will be responsible for hosting and operations.

Although we do not believe AppNet is a direct competitor to our syncLink service at this time, they could become a competitor if they choose to build similar functionality rather than use our services in the UCCnet marketplace.

EMPLOYEES

     As of March 3, 2000, we had 103 full-time employees and three part-time employees. Of the full-time employees, 16 were employed in sales and marketing, 27 were employed in product research and development, technical support and operations, 41 were employed in implementation, customer support and service and 19 were employed in human resources, administration, finance and accounting. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

               ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

     You should carefully consider these factors that may affect future results, together with all of the other information included in this Form 10-KSB, in evaluating our business. The risks and uncertainties described below are those that we currently believe may materially affect us. Additional risks and uncertainties that we are unaware of or that we currently deem immaterial also may become important factors that affect us.

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

DUE TO THE RECENT SALE OF OUR CONSULTING AND SYSTEMS INTEGRATION ASSETS AND THE SALE OF OUR SUBSIDIARY, IJOB, INC., WE NEED TO REPLACE MOST OF OUR HISTORICAL REVENUES WITH REVENUES FROM OUR VIALINK SERVICES.

     We have historically derived substantially all of our revenues from providing management consulting services and computer systems integration services to the retail and wholesale distribution industries. In order to permit us to focus our resources solely on developing and marketing our viaLink services, we sold the assets underlying our management consulting services and computer systems integration services, and we sold our wholly-owned subsidiary, ijob, Inc. We had previously generated over 90% of our total revenues from these operations.

     As a result of these sales, we are now substantially dependent on revenues generated from our viaLink services. Our viaLink services have achieved limited market acceptance and, to date, have accounted for an insignificant amount of our historical revenues. Consequently, we resemble a development stage company and will face many of the inherent risks and uncertainties that development stage companies face. These risks include, but are not limited to, our:

     - Need for our services to achieve market acceptance and produce a sustainable revenue stream;

     - Need to expand sales, support and product development capabilities;

     - Need to manage rapidly changing operations;

     - Dependence upon key personnel;

     - Reliance on strategic alliances and relationships;

     - Ability to obtain financing on acceptable terms; and

     - Ability to offer greater value than our competitors.

     Our business strategy may not successfully address these risks. If we fail to recognize significant revenues to replace the revenues lost in these sales, our business, financial condition and operating results would be materially adversely affected.

WE ARE SUBSTANTIALLY DEPENDENT ON OUR VIALINK SERVICES. IF OUR VIALINK SERVICES FAIL TO BECOME ACCEPTED BY THE CONSUMER PACKAGED GOODS AND GROCERY INDUSTRIES, OUR BUSINESS WILL BE MATERIALLY ADVERSELY AFFECTED.

     Virtually all of our revenues for the foreseeable future will be derived from implementation fees and subscription revenues from our viaLink services, which may not achieve market acceptance. To date we have received an insignificant amount of revenues from these services. The acceptance of our syncLink service as an industry-wide shared database will depend upon subscriptions from a large number of industry manufacturers, suppliers and retailers. We cannot predict when a significant number of manufacturers, suppliers and retailers will subscribe to our services, if ever. If our services do not achieve market acceptance, or if market acceptance develops more slowly than expected, our business, operating results and financial condition will be seriously damaged.

     A number of factors will determine whether our services achieve market acceptance, including:

     - Performance and functionality of our services;

     - Ease of adoption;

     - Satisfaction of our initial subscribers;

     - Success of our marketing efforts;

     - Success of our strategic relationships and alliances;

     - Successful completion and favorable reporting of our synchronization and Scan Based Trading pilot expected in June 2000; and

     - Continued acceptance of the Internet for business use.

     The market for business-to-business electronic commerce services is evolving rapidly. As the market evolves, customers, including our current customers, may not choose our services.

WIDESPREAD INDUSTRY ADOPTION OF OUR SERVICES IS DEPENDENT UPON A CRITICAL MASS OF LARGE NATIONAL RETAILERS AND SUPPLIERS SUBSCRIBING TO OUR SERVICES.

     Our success depends on a significant number of large retailers using our services and linking with manufacturers, wholesalers and distributors over the Internet through syncLink. To encourage purchasers to use our services, syncLink must offer a broad range of product, price and promotion information from a large number of suppliers. However, to attract suppliers to subscribe to syncLink, we must increase the number of retailers who use our services. If we are unable to quickly build a critical mass of retailers and suppliers, we will not be able to benefit from a network effect where the value of our services to each subscriber significantly increases with the addition of each new subscriber. Our inability to achieve this network effect would reduce the overall value of our services to retailers and suppliers and, consequently, would harm our business.

WE DEPEND ON SUPPLIERS FOR THE SUCCESS AND ACCURACY OF OUR SERVICES.

     We depend on suppliers to subscribe to our services in sufficient and increasing numbers to make our services attractive to retailers and, consequently, other suppliers. In order to provide retailers accurate data, we rely on suppliers to update their item, price and promotion information stored in our database. We cannot guarantee that the item, price and promotion information available from our services will always be accurate, complete and current, or that it will comply with governmental regulations. Incorrect information could expose us to liability if it harms users of our services or result in decreased adoption and use of our services.

WE HAVE A HISTORY OF OPERATING LOSSES AND EXPECT FUTURE OPERATING LOSSES.

     We have a history of operating losses, and we expect to incur net losses for the foreseeable future. We incurred net operating losses of approximately $2.9 million in 1997, $1.5 million in 1998 and $13.8 million in 1999. As of December 31, 1999, we had an accumulated deficit of approximately $13.6 million representing the sum of our historical net losses. We expect to expend significant resources to aggressively develop and market our services into an unproven market. Therefore, we expect to have negative cash flow and net losses from operations for the foreseeable future. We may never generate sufficient revenues to achieve or sustain profitability or generate positive cash flow.

THE UNPREDICTABILITY OF OUR QUARTER-TO-QUARTER RESULTS COULD CAUSE OUR STOCK PRICE TO BE VOLATILE OR DECLINE.

     Our future operating results may vary significantly from quarter to quarter due to a variety of factors, many of which are outside our control. Our expense levels are based primarily on our estimates of future revenues and are largely fixed in the short term. Due in large part to our uncertainty regarding the success of our services, we cannot predict with certainty our quarterly revenues and operating results. We may be unable to adjust spending rapidly enough to compensate for any unexpected revenue shortfall caused by factors such as delayed or lack of market acceptance of our services. Further, we believe that period-to-period comparisons of our operating results are not necessarily a meaningful indication of future performance, especially in light of the significant changes in our business that we have undertaken. It is possible that in one or more future quarters, our results may fall below the expectations of securities analysts or investors. If this occurs, the trading price of our common stock would likely be volatile or decline.

OUR STOCK PRICE MAY BE VOLATILE.

     The market price of our common stock has been volatile in the past and may be volatile in the future. The market price of our common stock may be significantly affected by various factors, including but not limited to:

     - Fluctuations in our operating results;

     - Changes in financial estimates by securities analysts or our failure to perform in line with these estimates;

     - Timing of large national retailers and suppliers subscribing to our services;

     - Changes in market valuations of other technology companies;

     - Announcements by us or our potential competitors relating to significant technical innovations, acquisitions, strategic alliances and relationships, joint ventures or investments;

     - Departures of key personnel; and

     - Downturns in the general economy.

IF OUR STRATEGIC ALLIANCES AND RELATIONSHIPS DO NOT PRODUCE THE ANTICIPATED BENEFITS OR IF WE ARE UNABLE TO ENTER INTO ADDITIONAL FUTURE ALLIANCES AND RELATIONSHIPS, OUR SERVICES MAY NOT ACHIEVE MARKET ACCEPTANCE.

     Our business depends substantially on developing and maintaining strategic alliances and relationships to develop, market and sell our services. We believe our current and future strategic alliances and relationships will help us to validate our technology, facilitate broad market acceptance of our services and enhance our sales and marketing. Our current strategic alliances and relationships may not provide the benefits we expect or the access to new customers we anticipate, and they may not be sustained on favorable terms, if at all. Further, we may not be able to enter into successful new strategic alliances and relationships in the future. If we are unable to develop key alliances and relationships or maintain and enhance existing alliances and relationships, our business, operating results and financial condition would be harmed.

A PROMISSORY NOTE WE ISSUED TO HEWLETT-PACKARD HAS LEVERAGED US CONSIDERABLY, CAUSING FINANCIAL AND OPERATING RISK, AND MAY RESULT IN SIGNIFICANT DILUTION TO OUR STOCKHOLDERS.

     As a result of our issuing a $6.0 million subordinated secured convertible promissory note to Hewlett-Packard, our debt service requirements will increase substantially when we are required to repay the note in February 2004. The degree to which we are leveraged could materially adversely affect our ability to obtain future financing and could make us more vulnerable to industry downturns, general economic downturns and competitive pressures. Our ability to meet our debt obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations. Additionally, beginning in August 2000, all principal and interest due under the note may be converted into shares of our common stock at $1.75 per share, a substantial discount from our current stock price, which would result in substantial dilution to our stockholders.

WE ARE DEPENDENT UPON THE OPERATION OF HEWLETT-PACKARD'S DATA CENTER FOR THE TIMELY AND SECURE DELIVERY OF OUR SERVICES.

     We use Hewlett-Packard's data center as the host for our services. We are dependent on our continued relationship with Hewlett-Packard and on their data center for the timely and secure delivery of our services. If Hewlett-Packard's data center fails to meet our expectations in terms of reliability and security, our ability to deliver our services will be seriously harmed, resulting in the potential loss of customers and subscription revenue. Furthermore, if our relationship with Hewlett-Packard were terminated, we would be forced to find another service provider to host our services. The transition to another service provider could result in interruptions of our services and could increase the cost of providing our services.

OUR SINGLE-SITE INFRASTRUCTURE AND SYSTEMS MAY BE VULNERABLE TO NATURAL DISASTERS AND OTHER UNEXPECTED EVENTS, AND LOSSES WE INCUR AS A RESULT OF THESE EVENTS COULD EXCEED THE AMOUNT OF INSURANCE WE CARRY.

     The performance of our server and networking hardware and software infrastructure is critical to our business, reputation and ability to provide high quality services and attract and retain users of our services. We depend on our single-site infrastructure and systems which are located at a secure, underground Hewlett-Packard facility in Atlanta, Georgia. Any disruption to this infrastructure resulting from a natural disaster or other event could result in an interruption in our services. These interruptions, if sustained or repeated, could impair our reputation, the quality of our services and our ability to attract and retain users of our services.

     Our systems and operations may be vulnerable to damage or interruption from human error, natural disasters, power loss, telecommunications failures, break-ins, sabotage, computer viruses, intentional acts of vandalism and similar events. We do not have a formal disaster recovery plan or alternative provider of hosting services. In addition, our business interruption insurance may not be sufficient to compensate us for losses that could occur. Any system failure that causes an interruption in services could result in fewer transactions and, if sustained or repeated, could impair our reputation and the attractiveness of our services or prevent us from providing our services entirely.

THE ROYALTIES WE MUST PAY TO ERNST & YOUNG AND I2 TECHNOLOGIES COULD ADVERSELY AFFECT OUR ABILITY TO BECOME PROFITABLE.

     Pursuant to an alliance agreement, we must pay Ernst & Young a royalty of 7% of our total revenues, excluding any revenues derived from Ernst & Young audit clients, until May 2001. Upon meeting specified milestones relating to significant Ernst & Young clients becoming our customers, these royalty payments to Ernst & Young will continue in perpetuity.

     Pursuant to a separate alliance agreement, we must pay i2 Technologies a royalty of 5% of syncLink and Chain Pricing subscription services revenues over the term of the agreement through December 31, 2003. The royalty payments we are obligated to pay could inhibit our ability to become profitable and could have an adverse effect on our operating results and financial condition.

WE EXPECT TO FACE INCREASED COMPETITION. IF WE ARE UNABLE TO COMPETE SUCCESSFULLY, OUR BUSINESS WILL BE HARMED.

     Currently, we do not know of any direct competition for our electronic commerce services. However, we believe direct competition for our services will develop and increase in the future. If we face increased competition, we may not be able to sell our viaLink services on terms favorable to us. Furthermore, increased competition could reduce our market share or require us to reduce the price of our services.

     To achieve market acceptance and thereafter to increase our market share, we will need to continually develop additional services and introduce new features and enhancements. Our potential competitors may have significant advantages over us, including:

     - Significantly greater financial, technical and marketing resources;

     - Greater name recognition;

     - Broader range of products and services; and

     - Larger customer bases.

     Consequently, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements.

WE MUST ADAPT TO TECHNOLOGY TRENDS AND EVOLVING INDUSTRY STANDARDS TO REMAIN COMPETITIVE.

     The Web-based electronic commerce market is characterized by rapid changes due to technological innovation, evolving industry standards and changes in subscriber needs. Our future success will depend on our ability to continue to develop and introduce a variety of new services and enhancements that are responsive to technological change, evolving industry standards and customer requirements on a timely basis. We cannot be certain that technological developments and products and services our competitors introduce will not cause our existing services, and new technologies in which we invest, to become obsolete.

OUR OPERATING RESULTS MAY BE HARMED IF BUSINESS-TO-BUSINESS ELECTRONIC COMMERCE OVER THE INTERNET DOES NOT CONTINUE TO GAIN ACCEPTANCE, PARTICULARLY IN THE CONSUMER PACKAGED GOODS AND GROCERY INDUSTRIES.

     Our ability to achieve market acceptance depends upon the consumer packaged goods and grocery industries' widespread acceptance of the Internet as a vehicle for business-to-business electronic commerce. There are a number of critical issues concerning commercial use of the Internet, including security, reliability, cost, quality of service and ease of use and access. Organizations that have already invested substantial resources in other means of exchanging information may be reluctant to implement Internet-based business strategies. We cannot assure you that Internet-based information management utilizing viaLink, or any other product, will become widespread. If the Internet fails to become widely accepted by the consumer packaged goods and grocery industries, our subscribers may be forced to use private communications networks which would materially adversely affect our operating results.

UNDETECTED SOFTWARE ERRORS OR FAILURES FOUND IN OUR PRODUCTS MAY RESULT IN LOSS OF OR DELAY IN MARKET ACCEPTANCE OF OUR PRODUCTS WHICH COULD MATERIALLY ADVERSELY AFFECT OUR OPERATING RESULTS.

     Errors or defects in our products may result in loss of revenues or delay in market acceptance and could materially adversely affect our business, operating results and financial condition. Applications such as ours may contain errors or defects, sometimes called "bugs," particularly when first introduced or when new versions or enhancements are released. Despite our testing, current versions, new versions or enhancements of our products may still have defects and errors after commencement of commercial operation. As a result of "bugs" in our software, customers may experience data loss, data corruption or other business disruption, which could subject us to potential liability.

PERFORMANCE PROBLEMS WITH OUR DATABASE OR SOFTWARE COULD SUBJECT US TO PRODUCT LIABILITY CLAIMS WHICH, WHETHER OR NOT SUCCESSFUL, COULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS.

     Our subscribers depend on our database to provide, access, manage and share item, pricing and promotion information in an efficient and cost-effective manner. Any errors, defects or other performance problems with our database, software or services could result in financial or other damages to our subscribers. A product liability claim, whether or not successful, could damage our reputation and our business, operating results and financial condition. Our service agreements with our subscribers typically contain provisions designed to limit our exposure to potential liability claims. However, these contract provisions may not preclude all potential claims. Product liability claims in excess of insurance limits could require us to spend significant time and money in litigation or to pay significant damages.

THE SECURITY OF OUR DATABASE COULD BE BREACHED, WHICH COULD DAMAGE OUR REPUTATION AND DETER CUSTOMERS FROM USING OUR SERVICES.

     We must protect our computer systems and networks from break-ins, security breaches and other disruptive problems associated with the unauthorized use of the Internet. Our database and services may be vulnerable to break-ins and similar security breaches that jeopardize the security of the information stored in our database and transmitted through our computer systems and networks and those of our subscribers. In addition, we could, in the future, be subjected to denial of service, vandalism and other attacks on our systems by Internet hackers. Due to the highly proprietary information that we retain in our database, any security breach could adversely affect our ability to attract and retain subscribers, damage our reputation and subject us to litigation. Moreover, the security and privacy concerns of potential subscribers, as well as concerns related to computer viruses, may inhibit the marketability of our services.

     Our services contain security protocols. We have also contracted with third-party providers to provide security protocols for the transmission of data over the Internet. Although we intend to continue our current security efforts and to implement security technology and operational procedures to prevent break-ins, damage and failures, these security efforts may fail. Our insurance coverage may be insufficient in certain circumstances to cover claims that may result from these events.

WE EXPECT OUR PLANNED AGGRESSIVE GROWTH TO STRAIN OUR RESOURCES.

     We intend to expand our operations rapidly in the foreseeable future to pursue existing and potential market opportunities. If this rapid growth occurs, it will place significant demands on our management and operational resources. We will need to hire additional sales and marketing, research and development and technical personnel to increase and support our sales. We will also need to hire additional support and administrative personnel, expand our customer service capabilities, contract for third-party implementation resources and expand our information management systems. From time to time, we have experienced, and we expect to continue to experience, difficulty in hiring and retaining talented and qualified employees. Our failure to attract and retain the highly trained technical personnel that are essential to our product development, marketing, service and support teams may limit the rate at which we can generate revenue and develop new products or product enhancements. In order to manage our growth effectively, we must implement and improve our operational systems, procedures and controls on a timely basis. If we fail to implement and improve these systems, our business, operating results and financial condition may be materially adversely affected.

WE PLAN TO EXPAND INTO INTERNATIONAL MARKETS, WHICH WILL CAUSE OUR BUSINESS TO BECOME SUSCEPTIBLE TO ADDITIONAL RISKS.

     As part of our strategy, we plan to expand our presence and the sales of our services outside the United States. Conducting international operations would subject us to risks we do not face in the United States including:

     - Currency exchange rate fluctuations;

     - Unexpected changes in regulatory requirements;

     - Longer accounts receivable payment cycles and difficulties in collecting accounts receivables;

     - Difficulties in managing and staffing international operations;

     - Potentially adverse tax consequences, including restrictions on the repatriation of earnings;

     - The burdens of complying with a wide variety of foreign laws and regulatory requirements;

     - Reduced protection for intellectual property rights in some countries;
       and

     - Political and economic instability.

     Each country may have unique operational characteristics in each of their CPG and grocery industries that may require significant modifications to our existing services. In addition, we have limited experience in marketing, selling and supporting our services in foreign countries. Development of these skills may be more difficult or take longer than we anticipate, especially due to language barriers, currency exchange risks and the fact that the Internet may not be used as widely in other countries, and the adoption of electronic commerce may evolve slowly or may not evolve at all. As a result, we may not be successful in marketing our services to retailers and suppliers in markets outside the United States.

WE PLAN TO MOVE OUR CORPORATE HEADQUARTERS TO DALLAS, TEXAS. THIS MOVE MAY ADVERSELY AFFECT OUR OPERATIONS AND CAUSE US TO LOSE KEY PERSONNEL.

     We intend to move our corporate headquarters from Edmond, Oklahoma to Dallas, Texas within the next 12 months. We believe the move to Dallas will give us greater access to technology and development personnel and resources. We expect this move will place a significant strain on our operations and may cause us to lose some of our employees, particularly our development staff. While we anticipate that many of our employees will accept positions with us in Dallas, we cannot assure you that all of our employees will be willing to relocate. If we were to lose a significant number of employees, our management would have to devote a significant amount of their time to recruiting and training efforts and our business, financial condition and operating results may be materially adversely affected. In addition, the lease on our facilities in Oklahoma extends until 2005. If we are unable to sublease or assign these premises on acceptable terms or if our landlord refuses to release us from our obligations under the lease, we will remain liable for all or a portion of the remaining rental payments, which would negatively affect our operating results.

OUR SUCCESS IS SUBSTANTIALLY DEPENDENT ON OUR ABILITY TO RETAIN AND ATTRACT KEY PERSONNEL.

     Our future performance depends on the continued service of our key senior management team, Smalltalk programmers and sales personnel. The loss of the services of one or more of our key personnel, in particular Lewis B. Kilbourne, our Chief Executive Officer, could seriously harm our business. On October 1, 1998, we entered into an employment agreement with Dr. Kilbourne. This agreement has a three-year term, with year-to-year renewals. We do not maintain a key man life insurance policy for Dr. Kilbourne. Our future success also depends on our continuing ability to attract, hire, train and retain a substantial number of highly skilled managerial, technical, sales, marketing and customer support personnel. Competition for qualified personnel is intense, and we may fail to retain our key employees or to attract or retain other highly qualified personnel.

IF WE MAKE FUTURE ACQUISITIONS OR ENTER INTO JOINT VENTURES OR ADDITIONAL ALLIANCE ARRANGEMENTS, OUR MANAGEMENT'S ATTENTION MAY BE DIVERTED FROM OUR OPERATIONS, WE MAY INCUR ADDITIONAL LIABILITIES AND WE MAY NOT SUCCESSFULLY INTEGRATE ACQUIRED OPERATIONS.

     In the future we may acquire additional businesses, products and technologies, or enter into joint ventures or alliance arrangements that could complement or expand our business. Management's negotiations of potential acquisitions or joint ventures and alliance agreements and management's integration of acquired businesses, products or technologies could divert their time and resources. Any future acquisitions could require us to issue dilutive equity securities, incur debt or contingent liabilities, amortize goodwill and other intangibles or write-off in-process research and development and other acquisition-related expenses. Further, we may not be able to successfully integrate any acquired business, product or technology into our existing operations or retain the key employees of the acquired business. If we are unable to fully integrate an acquired business, product or technology, we may not receive the intended benefits of that acquisition.

IF WE FAIL TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY RIGHTS OR FACE A CLAIM OF INTELLECTUAL PROPERTY INFRINGEMENT BY A THIRD PARTY, WE COULD LOSE OUR INTELLECTUAL PROPERTY RIGHTS OR BE LIABLE FOR SIGNIFICANT DAMAGES.

     Our success is in part dependent upon our proprietary software technology. Companies in the software industry have experienced substantial litigation regarding intellectual property. Our subscription agreements contain provisions prohibiting the unauthorized use, copying and transfer of our proprietary information. We own no patents; rather, we rely on a combination of trade secret, copyright and trademark laws as well as non-disclosure and confidentiality agreements to protect our proprietary technology. However, these measures provide only limited protection, and we may not be able to detect unauthorized use and take appropriate steps to enforce our intellectual property rights.

     Any litigation to enforce our intellectual property rights may divert management resources and may not be adequate to protect our business. We also could be subject to claims that we have infringed the intellectual property rights of others. In addition, we may be required to indemnify our subscribers for similar claims made against them. Any claims against us or any claims we may seek to bring against others could require us to spend significant time and money in litigation, pay damages, develop new intellectual property or acquire licenses to intellectual property that is the subject of the infringement claims. These licenses, if required, may not be available on acceptable terms. Intellectual property claims against us could have a material adverse effect on our business, operating results and financial condition.

WE DEPEND ON THIRD-PARTY TECHNOLOGY FOR USE IN OUR PRODUCTS. IF WE ARE UNABLE TO CONTINUE TO USE THESE SOFTWARE LICENSES, OUR BUSINESS MAY BE MATERIALLY ADVERSELY AFFECTED.

     We currently, and in the future we expect to continue to, license or otherwise obtain access to intellectual property of third parties. We rely upon software that we license from third parties, including software that is integrated with our internally developed software and used in our products to perform key functions. These third-party software licenses may not continue to be available to us on commercially reasonable terms. The loss of, or inability to maintain or obtain, any of these software licenses, could result in delays in our ability to provide our services or in reductions in the services we provide until we integrate equivalent software that we develop internally or that we identify and license from a third-party. Any delay in product development or in providing our services could damage our business, operating results and financial condition.

OUR CUSTOMER BASE IS CONCENTRATED AND OUR SUCCESS DEPENDS IN PART ON OUR ABILITY TO RETAIN EXISTING CUSTOMERS AND SUBSCRIBERS.

     If one or more of our major customers were to substantially reduce or terminate their use of our services, our business, operating results and financial condition would be harmed. In 1999, we derived 70% of our total revenues from our five largest customers. Our largest customer in 1999 accounted for approximately 27% of our total revenues. The amount of our revenues attributable to specific customers is likely to vary from year to year. We do not have long-term contractual commitments with any of our current subscribers, and our subscribers may terminate their contracts with little or no advance notice and without significant penalty. As a result, we cannot be certain that any of our current subscribers will be subscribers in future periods. A subscriber termination would not only result in lost revenue, but also the loss of subscriber references that are necessary for securing future subscribers.

THE PRICE OF OUR COMMON STOCK MAY DECLINE DUE TO SHARES ELIGIBLE FOR FUTURE
SALE.

     Sales of a substantial number of shares of common stock could adversely affect the market price of the common stock and could impair our ability to raise capital through the sale of equity securities. As of March 3, 2000, we had outstanding 19,735,416 shares of common stock. Of these shares:

     - 16,047,780 shares are freely tradable without restriction or further registration under the Securities Act unless purchased by our "affiliates;" and

     - 3,687,636 shares of common stock are "restricted securities" as defined in Rule 144 of the Securities Act.

     An additional 1,541,052 shares of common stock are issuable upon the exercise of currently exercisable options.

     An additional 45,000 shares of common stock are issuable upon the exercise of currently exercisable warrants. All of the shares issued upon the exercise of these warrants will be freely tradable.

     Pursuant to the $6.0 million subordinated secured convertible promissory note we issued to Hewlett-Packard, Hewlett-Packard may convert the note into shares of our common stock at a conversion price of $1.75 per share beginning in August 2000.

     Pursuant to our agreement with Ernst & Young, Ernst & Young is entitled to request the registration of 750,000 shares of our common stock which were purchased by them upon the exercise of a warrant. Pursuant to our agreement with i2 Technologies, i2 Technologies is entitled to request the registration of 895,536 shares of our common stock which were purchased by them and 746,268 shares of common stock issuable to them upon exercise of a warrant.

PROVISIONS IN OUR CHARTER DOCUMENTS AND DELAWARE LAW COULD PREVENT, DELAY OR IMPEDE A CHANGE IN CONTROL OF US AND MAY REDUCE THE MARKET PRICE OF OUR COMMON STOCK.

     Provisions of our certificate of incorporation and bylaws, including those relating to our classified board and our ability to offer "blank check" preferred stock, could have the effect of discouraging, delaying or preventing a merger or acquisition that a stockholder may consider favorable. We are also subject to the anti-takeover laws of Delaware which may discourage, delay or prevent someone from acquiring or merging with us, which may adversely affect the market price of our common stock. Please see "Description of Securities -- Anti-Takeover Effects" for more information concerning anti-takeover provisions.

        SPECIAL PRECAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Form 10KSB contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "intend," "anticipate," "believe," "estimate," "continue" and other similar words. You should read statements that contain these words carefully because they discuss our future expectations, make projections of our future results of operations or of our financial condition or state other "forward-looking" information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control. The factors listed in the sections captioned "Additional Factors That May Affect Future Results" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as any cautionary language in this Form 10KSB, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.

ITEM 2. DESCRIPTION OF PROPERTY

     We currently lease the following facilities under operating leases

     - Approximately 30,000 square feet of space in Edmond, Oklahoma for our corporate headquarters under a ten-year lease expiring on June 30, 2006. The lease requires monthly rental payments of $27,500 until June 2001, and $28,750 during the remaining term of the lease. Netplex currently subleases approximately 18,000 square feet of the office facility from the Company for monthly rental payments of approximately $17,100.

     - Approximately 21,700 square feet of space in Dallas, Texas for our executive and financial offices under a lease expiring on October 31, 2001. The lease requires monthly rental payments over the term of the lease of $21,145 subject to normal operating expense escalations beginning January 2001.

     - Approximately 1,950 square feet of space in Chicago, Illinois for our marketing office under a lease expiring on December 7, 2002. The lease requires monthly rental payments of $2,607 until November 2000, $2,685 from December 2000 to December 2001, and $2,765 for the remaining term of the lease.

     We believe that our existing facilities are adequate for our current needs and that additional space will be available as needed.

ITEM 3. LEGAL PROCEEDINGS

     On July 16, 1999, Investor Awareness filed suit against us in the District Court for Cook County Illinois alleging that we breached a contract between Investor Awareness and us relating to investor relations services. Investor Awareness has alleged that we agreed to issue options to it pursuant to the terms of that contract. Investor Awareness is seeking a declaratory judgment for the options it allegedly earned under the agreement and for damages of approximately $67,500 plus costs and attorneys fees. We have filed an answer stating that we have not breached any of our duties under the contract. We will vigorously defend the claims of this suit. However, we may not prevail in this litigation.

     There are no other material legal proceedings pending or, to our knowledge, threatened against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock has been quoted on the Nasdaq SmallCap Market under the symbol "IQIQ" since November 1996. The following table sets forth, for the periods indicated, the high and low closing prices of the common stock as reported by the Nasdaq SmallCap Market.

                                                               COMMON STOCK
                                                                  PRICE
                                                              --------------
                                                               HIGH     LOW
                                                              ------   -----
1997:
First Quarter...............................................  $ 1.34   $0.92
Second Quarter..............................................    1.06    0.75
Third Quarter...............................................    1.38    0.77
Fourth Quarter..............................................    1.13    0.75
1998:
First Quarter...............................................    1.03    0.75
Second Quarter..............................................    1.23    0.66
Third Quarter...............................................    0.88    0.59
Fourth Quarter..............................................    2.81    0.61
1999:
First Quarter...............................................    7.75    2.92
Second Quarter..............................................    5.75    3.31
Third Quarter...............................................    4.61    3.31
Fourth Quarter..............................................   18.19    4.53

                                DIVIDEND POLICY

     We have never declared or paid cash dividends on our capital stock and we do not intend to pay cash dividends on our capital stock in the foreseeable future. We currently expect to retain any future earnings to fund the operation and expansion of our business. Any future determination as to the payment of dividends will be at the discretion of our board of directors. In addition, the terms of the secured subordinated promissory note we issued to Hewlett-Packard prohibit us from paying any dividends while any amounts remain outstanding under this note.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the financial statements and related notes. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those discussed below and elsewhere in this Form 10-KSB, particularly under the heading "Additional Factors That May Affect Future Results."

OVERVIEW

     We are a leading provider of subscription-based, business-to-business electronic commerce services that enable CPG and grocery industry participants to efficiently manage their highly complex supply chain information. Our services allow manufacturers, wholesalers, distributors and retailers to communicate and synchronize item, price and promotion information in a more cost-effective and accessible way than has been possible using traditional electronic and paper-based methods.

     We were originally formed in 1985 as Applied Intelligence Group, Inc. From inception, our operations consisted primarily of consulting services related to the planning, designing, building and installation of computerized information management systems and computerized checkout or point-of-sale systems in the retail and distribution industry. We also provided a Web-based human resource recruiting application.

     In 1993, we began the design and development of viaLink, an Internet-based subscription service to complement our existing consulting business. We introduced the syncLink service, formerly marketed and sold as Item Catalog, in January 1997. In 1998, we made the strategic decision to focus exclusively on our viaLink services. As a result, we sold our management consulting and systems integration assets to The NetPlex Group, Inc. in September 1998 and changed our name to The viaLink Company in October 1998. In December 1998, we sold ijob, our wholly-owned subsidiary which operated our Web-based human resources recruiting application, to DCM Company.

     Prior to 1999, we derived substantially all of our revenues from our consulting and systems integration assets. As a result of the sales of our management consulting and systems integration assets and ijob, we resemble a development stage company because our planned principal operations have not yet generated significant revenues. This fundamental change in our business is extremely risky, and we cannot be certain that our strategic decision to shift our focus from our historical businesses to our viaLink services ultimately will be successful.

     We expect to generate our future revenues primarily from monthly subscriptions to our services. For use of our syncLink service, retailers pay us based on the number of suppliers from whom they receive data and suppliers pay us based on the number of retailers that subscribe to their data. Our basic syncLink subscription service fee is a monthly flat fee per trading partner per store for direct-store-delivery customers. We have a similar pricing model for warehouse-delivered products. Our other services, Chain Pricing, Item Movement and Scan Based Trading, are available for additional fees. Previously, we priced our services based on a flat monthly subscription rate with no variable component for the number of stores or warehouse connections.

     We also charge an implementation fee ranging from $1,200 for an on-line implementation to over $100,000 for more complex supplier and retailer installations. Our implementation fees are separately priced based on time and materials. Implementation costs consist primarily of labor by technical support personnel to configure customer data and establish a connection to our services. Our typical implementation fee is approximately $20,000. Additionally, we receive revenues from the performance of certain Web-hosting services, but we expect to reduce our focus and reliance on providing these services in the future.

     We recognize revenues for our subscription and Web-hosting services as they are provided. Revenues collected in advance are deferred and recognized as earned. Revenues for implementations are recognized as the implementations are completed. We have agreed to pay a royalty of up to 7% of our total revenues to Ernst & Young and 5% of our syncLink and Chain Pricing subscription revenues to i2 Technologies.

     We reported a substantial loss from operations for the fiscal year ended December 31, 1999 and we expect to report substantial losses for the foreseeable future. The extent of these losses will depend primarily on the amount of revenues generated from implementations of and subscriptions to our viaLink services, which have not yet achieved market acceptance or significant market penetration. In order to achieve market penetration, we expect to continue our high level of expenditures for sales and marketing and development of our viaLink services. These expenses substantially exceed our revenues, which to date have been minimal. As a result, we expect to incur losses in future periods until such time as the recurring revenues from these services are sufficient to cover expenses.

RESULTS OF OPERATIONS

     The sale of our consulting and systems integration assets was effective September 1, 1998, and the sale of ijob was effective December 31, 1998. As a result of the sale of our consulting and systems integration assets, we are no longer a reseller of hardware and software. Consequently, our results of operations for the year ended December 31, 1999 do not include the results of operations related to the consulting and systems integration assets or the operations of ijob. Our results of operations for the years ended December 31, 1997 and 1998 include the sales, expenses and results of operations related to the consulting and systems integration assets through August 31, 1998 and the operations of ijob for the entire period. Therefore, the results of operations for the year ended December 31, 1999 are not comparable to the year ended December 31, 1998 and the results of operations for the year ended December 31, 1998 are not comparable to the year ended December 31, 1997

  Comparison of 1999 to 1998

     Revenues. Our total revenues decreased 93%, from $8.2 million for the fiscal year ended December 31, 1998, to $616,000 for the fiscal year ended December 31, 1999. The decrease in revenues was the result of the sales of our management consulting and systems integration assets and ijob.

     Direct Cost of Sales. Direct cost of sales consists of purchased hardware and certain software for resale, and costs associated with viaLink's proprietary software products. Direct cost of sales were eliminated in 1999 as the result of the sale of our consulting and systems integration assets in 1998.

     Customer Operations. Customer operations expense consists of personnel costs associated with implementation, consulting and other services and costs of operating, maintaining and accessing our technical operations and hosting facilities. Customer operations expense also includes the cost of providing support and maintenance to customers. Our customer operations expense decreased 29%, from $3.8 million for the fiscal year ended December 31, 1998, to $2.7 million for the fiscal year ended December 31, 1999. This decrease was largely due to a decrease in the personnel costs which resulted from the sale of the consulting and systems integration assets during 1998.

     Development. Development expense includes personnel and contract labor costs and professional fees incurred for product development, enhancements, upgrades, quality assurance and testing. Our development expenses increased 132%, from $1.2 million for the fiscal year ended December 31, 1998, to $2.8 million for the fiscal year ended December 31, 1999. This increase was due primarily to an increase in development staff from 15 persons at January 1, 1999 to 27 persons at December 31, 1999. Additionally, $487,000 of non-cash service costs is included in development expense in 1999 for the amortization of a portion of the fair value of the warrants issued to Ernst & Young and i2 Technologies, reflecting the development efforts provided by these alliance partners. We are utilizing and will increase our reliance on our alliance partners and other vendors to advance our development efforts. We are currently undertaking various projects that we expect will result in continued increases in these types of expenses for the foreseeable future.

     Selling and Marketing. Selling and marketing expense consists primarily of personnel costs, commissions, travel, promotional events, including trade shows, seminars and technical conferences, advertising and public relations programs. Selling and marketing expense increased 570%, from $436,000 for the fiscal year ended December 31, 1998, to $2.9 million for the fiscal year ended December 31, 1999. This increase in selling and marketing expense was primarily due to (a) the expansion of our sales, business development and marketing team from four persons at January 1, 1999 to 15 persons at December 31, 1999, resulting in $900,000 in increased personnel costs, (b) our new marketing and promotional program to promote our viaLink services, resulting in approximately a $1.1 million increase in advertising, travel and other fees and (c) $487,000 of non-cash service costs for the amortization of a portion of the fair value of the warrants issued to Ernst & Young and i2 Technologies reflecting the selling and marketing efforts provided by these alliance partners. We expect these types of expenses will continue to increase in the foreseeable future.

     General and Administrative (G&A). G&A expense consists primarily of the personnel and other costs of the finance, human resources, administrative and executive departments and the fees and expenses associated with legal, accounting and other services. G&A expense increased 138%, from $2.3 million for the fiscal year ended December 31, 1998, to $5.4 million for the fiscal year ended December 31, 1999. This increase in G&A expense is primarily attributable to the recruiting, staffing and relocation of key executive and management staff and the related increase in personnel expenses for the administrative infrastructure built to support future operations. In addition, G&A expense also increased due to an increase in legal, consulting and other professional fees. As a result of our significant efforts to develop internal processes and infrastructure to support the expected increase in operational activity and scale, we anticipate that our G&A expense will continue to increase in absolute dollars for the foreseeable future.

     Depreciation and Amortization. Depreciation and amortization expense increased 30%, from $458,000 for the fiscal year ended December 31, 1998, to $594,000 for the fiscal year ended December 31, 1999. This increase reflects the effect of $2.3 million in capital expenditures in 1999 for new computer hardware and software to support the viaLink services. This effect is partially offset by the sale of our consulting and systems integration assets on September 1, 1998, and the sale of ijob on December 31, 1998.

     Interest Expense, Net. Interest expense, net, increased from $161,000 for the fiscal year ended December 31, 1998, to $4.0 million for the fiscal year ended December 31, 1999. This increase is due to the promissory note we issued to Hewlett-Packard for $6.0 million at 11.5% interest, plus the amortization of the beneficial conversion feature of the note as more fully discussed in Note 5 to the financial statements. We will continue to record non-cash interest charges of approximately $1.0 million per quarter until the conversion date of August 5, 2000. Interest expense is offset by interest income on short-term investments.

     Gain on Sale of Assets. Gain on sale of assets decreased 62%, from $3.3 million for the fiscal year ended December 31, 1998, to $1.3 million for the fiscal year ended December 31, 1999. On March 11, 1999, DCM Company paid the note receivable of $800,000 plus accrued interest in full due to us in connection with the sale of ijob, and we recognized the deferred gain of $462,000 during the first quarter of 1999. We also recorded $801,000 of income under the earn-out agreement with NetPlex during 1999. Due to the potential for non-payment, no amounts have been recorded under the NetPlex earn-out agreement subsequent to September 30, 1999. We will continue to record income under the earn-out agreement as we receive payments.

     Realized Gain on Sale of Marketable Securities. During the second quarter of 1999, we converted 643,770 shares of NetPlex preferred stock we received as consideration for the sale of the consulting assets into 643,770 shares of freely-tradable common stock of NetPlex. In December 1999, we sold all of our shares of NetPlex common stock for proceeds of $4.9 million. This sale resulted in a realized gain of $3.9 million recorded for the fiscal year ended December 31, 1999.

     Tax Provision. Deferred tax assets and deferred tax liabilities are separately recognized and measured at currently enacted tax rates for the tax effect of temporary differences between the financial reporting and tax reporting bases of assets and liabilities, and net operating loss and tax credit carryforwards for tax purposes. A valuation allowance must be established for deferred tax assets if it is "more likely than not" that all or a portion will not be realized. Prior to the third quarter of 1998, we had recorded a tax benefit of $1.0 million related to the pre-tax losses incurred in prior years, and no valuation allowance had been established prior to the third quarter of 1998. As a result of the net gain on the sale of our consulting and systems integration assets, the deferred tax asset of $1.0 million was realized and a valuation allowance of $190,000 was established for the remaining net deferred tax asset as of September 30, 1998. The deferred tax asset at December 31, 1998 and December 31, 1999, generated by losses recorded in the fourth quarter of 1998 and during 1999, is offset by a full valuation allowance. We will continue to provide a full valuation allowance for future and current net deferred tax assets until such time as we believe it is more likely than not that the asset will be realized.

     Other Comprehensive Income. Other comprehensive income for the fiscal year ended December 31, 1998 includes an unrealized loss of $316,000, representing the net decrease in market value of the 643,770 shares of NetPlex stock received as consideration from the sale of our consulting and systems integration assets from September 1, 1998 to December 31, 1998. During 1999, and through the date of sale of the NetPlex shares, we continued to record other comprehensive income for the fluctuations in market value. All such unrealized gains were realized as gain on sale of securities in December 1999.

  Comparison of 1998 to 1997

     Revenues. Our total revenues decreased 9%, from $9.0 million for the fiscal year ended December 31, 1997, to $8.2 million for the fiscal year ended December 31, 1998. This decrease in revenues was primarily attributable to the sale of our consulting assets.

     Direct Cost of Sales. Direct cost of sales decreased 29%, from $2.2 million for the fiscal year ended December 31, 1997, to $1.6 million for the fiscal year ended December 31, 1998. This decrease corresponded with the decrease in hardware and product sales, offset by an increase in consulting and proprietary solution sales for the fiscal year ended December 31, 1998.

     Customer Operations. Customer operations expense decreased by 17%, from $4.5 million for the fiscal year ended December 31, 1997, to $3.8 million for the fiscal year ended December 31, 1998. This decrease was due to the sale of our consulting and systems integration assets.

     Development. Development expense increased 7%, from $1.1 million for the fiscal year ended December 31, 1997 to $1.2 million for the fiscal year ended December 31, 1998. This increase was due primarily to increased development activity for our services. We incurred costs of approximately $1.9 million and $1.8 million for product development in 1997 and 1998, respectively. For the same periods we capitalized $752,000 and $617,000, respectively, in software development costs.

     Selling and Marketing. Selling and marketing expense decreased 38%, from $709,000 for the fiscal year ended December 31, 1997, to $436,000 for the fiscal year ended December 31, 1998. This decrease was primarily a result of management initiatives to improve cash flow by reducing sales and marketing expense.

     General and Administrative. G&A expense decreased 20%, from $2.8 million for the fiscal year ended December 31, 1997, to $2.3 million for the fiscal year ended December 31, 1998. This decrease was primarily as a result of management initiatives to improve cash flow by reducing G&A expense.

     Depreciation and Amortization. Depreciation and amortization expense decreased 9%, from $503,000 for the fiscal year ended December 31, 1997, to $458,000 for the fiscal year ended December 31, 1998.

This decrease is due to decreased depreciation and amortization related to the consulting assets sold in 1998.

     Interest Expense, Net. Interest expense, net, increased from $74,000 for the fiscal year ended December 31, 1997, to $161,000 for the fiscal year ended December 31, 1998. This increase was due to increased borrowing under our line of credit in 1998.

     Gain on Sale of Assets. As a result of the sale of our consulting and systems integration assets, we recorded a one-time net gain of $3.0 million for the fiscal year ended December 31, 1998. Additionally, we accrued $341,000 under the earn-out agreement with NetPlex in 1998.

     Tax Provision (Benefit). Prior to the third quarter of 1998, we recorded a tax benefit of $1.0 million related to the pre-tax losses incurred in prior years, and no valuation allowance was established prior to the third quarter of 1998. As a result of the net gain on the sale of our consulting and systems integration assets in the third quarter of 1998, the deferred tax asset of $1.0 million was realized and a valuation allowance of $190,000 was established for the remaining net deferred tax asset as of September 30, 1998. Losses were incurred in the fourth quarter of 1998, for which no net deferred tax asset was recorded. We will not record any further tax benefits and deferred tax assets until such time as management believes it is more likely than not that the asset may be realized.

     Other Comprehensive Loss. Other comprehensive loss of $316,000 is the result of the write-down to market value at December 31, 1998 of the NetPlex preferred stock received in connection with the sale of our consulting and systems integration assets to NetPlex.

LIQUIDITY AND CAPITAL RESOURCES

     Due to the sale of our consulting and systems integration assets and the sale of ijob, we are unable to rely on our historical revenues and expect cash requirements in connection with sales and marketing and investment in our viaLink services will be substantial. As a result of these sales, we now resemble a development stage company because our planned principal operations have not yet generated significant revenues. As of December 31, 1999, we had cash, cash equivalents and short-term investments of $15.1 million.

     During 1999, we used $8.5 million in operating activities, reflecting a net loss of $12.6 million. Cash used in operating activities also reflects the effects of the gain on sale of marketable securities of $3.9 million, $6.5 million for non-cash stock compensation and interest expense for the conversion feature of the Hewlett-Packard note, $1.0 million of depreciation and amortization and a $900,000 increase in cash provided by other working capital changes.

     During 1999, we used $3.8 million in investing activities. Cash used in investment activities consisted primarily of increases in short-term investments, capital expenditures and capitalized software development costs. Also included in investing activities were proceeds of $4.9 million received by us in connection with the sale of our NetPlex common stock. In March 1999, we received proceeds of $812,444 for payment of the note receivable and accrued interest due to us in connection with the sale of ijob. Additionally, we invested $1.3 million in computer hardware, $768,000 in computer software and $275,000 in various other fixed assets in 1999, compared to $42,000 in total expenditures in 1998. We also invested $607,000 in software development costs during 1999, compared to $617,000 in 1998.

     During 1999, financing activities provided net cash of $20.2 million, primarily the result of the investments made by certain of our alliance partners. Additionally, we received $7.6 million in proceeds from the exercise of our stock options and warrants, offset in part by approximately $400,000 of registration costs. In February 1999, we completed a financing with Hewlett-Packard, whereby Hewlett-Packard provided us with $6.0 million through a subordinated secured promissory note. In connection with our agreement with Ernst & Young, which was entered into in May 1999, we issued a warrant to purchase up to 1,000,000 shares of our common stock at a price of $2.00 per share. In August 1999, Ernst & Young exercised warrants to purchase 250,000 shares of our common stock resulting in gross proceeds to us of $500,000. In November 1999, Ernst & Young exercised warrants to purchase the remaining 750,000 shares of our common stock from this agreement, resulting in gross proceeds to us of $1.5 million. In October 1999, i2 Technologies invested $5.0 million in us in exchange for 895,536 shares of our common stock and a warrant to purchase up to an additional 746,268 shares of our common stock at an exercise price of $6.70 per share.

     We currently do not have a credit facility available to borrow additional funds. We have incurred operating losses and negative cash flow in the past and expect to incur operating losses and negative cash flow for the foreseeable future. We expect our spending to increase steadily for the foreseeable future for further technology and product development, increased marketing expenditures and other technology and database costs. We also expect to hire additional management and support/service employees. To support this level of spending, we must use our current cash, cash equivalents and collection of accounts receivable to operate the business and/or eventually obtain additional financing. We cannot be certain when operating revenues will exceed operating costs, if ever.

     We believe that our available cash resources will be sufficient to finance our presently anticipated operating losses and working capital expenditure requirements for the foreseeable future. Our future capital requirements will depend on our revenue growth, profitability, working capital requirements, level of investment in long term assets and other financing sources. Increases in these capital requirements or a lack of revenue due to delayed or less than expected market acceptance of our viaLink services would accelerate the use of our cash, cash equivalents and short-term investments.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes standards for accounting and reporting for derivative instruments. The effective date for SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2001. We are currently not a party to any derivative instruments and do not expect the adoption of SFAS No. 133 to have a significant impact on our financial position or operating results.

ITEM 7. FINANCIAL STATEMENTS

     See Index to Financial Statements on Page F-1 of this Annual Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     (a) Previous independent accountants

          (i) Effective December 7, 1999, PricewaterhouseCoopers LLP has resigned as The viaLink Company's independent accountants.

          (ii) The reports of PricewaterhouseCoopers LLP on the financial statements for the past two fiscal years contained no adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

          (iii) In connection with its audits for the two most recent fiscal years and through December 7, 1999, there have been no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PricewaterhouseCoopers LLP would have caused them to make reference thereto in their report on the financial statements for such years.

     (b) New independent accountants

          (i) The Company engaged KPMG LLP as its new independent accountants as of December 10, 1999.

          (ii) During the Company's most recent two fiscal years, the Company did not consult with KPMG LLP regarding the application of accounting principles as to a specified transaction or the type of opinion that might be rendered on the Company's financial statements or any matter that was either the subject of a disagreement or a reportable event.

          The Company's Board of Directors participated in and approved the decision to engage KPMG LLP as the Company's new independent accountants.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item is set forth under the caption "Management" in the Company's definitive Proxy Statement (the "Proxy Statement"), which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 and is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

     The information required by this Item is set forth under the caption "Executive Compensation" in the Proxy Statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 and is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 and is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is set forth under the caption "Certain Transactions" in the Proxy Statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 and is incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this Annual report on Form 10-KSB:

          1. Financial Statements.

             See Index to Financial Statements on page F-1 of this Annual Report on Form 10-KSB

          2. Financial Statements Schedules.

             Financial statement schedules under the applicable rules and regulations of the Securities and Exchange Commission have been omitted as the schedules are not applicable or the information required thereby is included in the Company's financial statements or notes thereto.

          3. Exhibits.

             The following instruments are included as exhibits to the report. Exhibits incorporated by reference are so indicated.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
        2.1**            Agreement and Plan of Merger dated May 8, 1996 by and among the Registrant, Vantage Capital Resources, Inc., John
                         Simonelli, Larry E. Howell, Robert L. Barcum, Robert N.
                         Baker and David B. North
        2.2(1)           Asset Purchase Agreement dated June 12, 1997 by and among
                         ijob, Inc., Human Technologies, Inc., David C. Mitchell and
                         Ron Beasley
        2.3(2)           Asset Acquisition Agreement dated August 31, 1998 by and
                         between the Registrant and The NetPlex Group, Inc.
        2.4(2)           First Amendment to Asset Acquisition Agreement dated
                         September 9, 1998 by and between Registrant and The NetPlex
                         Group, Inc.
        2.5(2)           Stock Purchase Agreement dated December 31, 1998 by and
                         among Registrant, DCM Company, Inc., David C. Mitchell and ijob, Inc.
        3.1(3)           Form of Certificate of Incorporation
        3.2(3)           Form of Bylaws
        4.1(4)           Form of Certificate of Common Stock
        4.2              See Exhibits 3.1 and 3.2 for provisions of the Registrant's
                         Certificate of Incorporation and Bylaws defining rights of holders of common stock of the Registrant
        4.3**            Form of Underwriter's Warrant Agreement by and between
                         Barron Chase Securities Inc. and the Registrant
        4.4(5)           Shareholder Agreement dated as of February 4, 1999 by and
                         between Registrant and Hewlett-Packard Company
        4.5(6)           Stock Option Agreement dated as of December 18, 1998 by and between Registrant and Brian Herman
        4.6(7)           Registration Rights Agreement dated May 3, 1999 by and
                         between Registrant and Ernst & Young LLP
        4.7(8)           Securities Purchase Agreement dated October 12, 1999, by and between the Registrant and i2 Technologies, Inc.
        4.8(8)           Common Stock Purchase Warrant dated October 12, 1999, issued by the Registrant to i2 Technologies, Inc.
        4.9(8)           Registration Rights Agreement dated October 12, 1999, by and between the Registrant and i2 Technologies, Inc.
       10.1(6)           Note Purchase Agreement dated as of February 4, 1999 by and between the Registrant and Hewlett-Packard Company
       10.2**            Lease dated October 3, 1994 by and between the Registrant
                         and Oklahoma Christian Investment Corporation
       10.3(3)           Form of Subordinated Secured Convertible Promissory Note
                         dated as of February 4, 1999 issued by the Registrant in
                         favor of Hewlett-Packard Company
       10.4(6)           Security Agreement dated as of February 4, 1999 by and
                         between the Registrant and Hewlett-Packard Company
       10.5**            Exchange Agreement dated October 14, 1996 by and among the
                         Registrant, Robert L. Barcum, Robert N. Baker, Russell L.
                         Reinhardt, David B. North, John Simonelli, and Larry E.
                         Howell

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
       10.6(2)           Earn-out Agreement dated September 30, 1998 by and between the Registrant and The NetPlex Group, Inc.
       10.7(9)           Administrative Services Agreement dated August 31, 1998 by and between the Registrant and The NetPlex Group, Inc
       10.8(9)           Sublease dated September 1, 1998 by and between Applied
                         Intelligence Group, Inc. and The NetPlex Group, Inc.
       10.9(9)           Software Remarketing and Reselling Agreement effective as of
                         September 1, 1998 by and between the Registrant and The
                         NetPlex Group, Inc.
       10.10(3)          Form of Indemnification Agreement dated February 9, 1998 by and between the Registrant and the Registrant's executive
                         officers
       10.11(3)          Employment Agreement dated October 1, 1998 by and between
                         the Registrant and Lewis B. Kilbourne
       10.12(3)          Employment Agreement dated October 1, 1998 by and between
                         the Registrant and Robert N. Baker
       10.13(10)         The viaLink Company (f/k/a Applied Intelligence Group, Inc.)
                         1995 Stock Option Plan, as amended and restated effective
                         September 1, 1998
       10.14(11)         The viaLink Company (f/k/a Applied Intelligence Group, Inc.)
                         1998 Non-Qualified Stock Option Plan
       10.15(12)         The viaLink Company (f/k/a Applied Intelligence Group, Inc.)
                         1998 Stock Grant Plan
       10.16(13)         The viaLink Company (f/k/a Applied Intelligence Group, Inc.)
                         1997 Employee Stock Purchase Plan
       10.17(4)          The viaLink Company 1999 Stock Option/Stock Issuance Plan
       10.18(14)         1999 Stock Option/Stock Issuance Plan Form of Stock Option
                         Agreement
       10.19(14)         1999 Stock Option/Stock Issuance Plan Form of Stock Issuance
                         Agreement
       10.20(14)         1999 Stock Option/Stock Issuance Plan Form of Automatic
                         Stock Option Agreement
       10.21(4)          The viaLink Company 1999 Employee Stock Purchase Plan
       10.22(7)          Amended and Restated Alliance Agreement dated as of May 3,
                         1999 by and between the Registrant and Ernst & Young LLP
       10.23(7)          Master Services Agreement dated May 3, 1999 by and between the Registrant and Ernst & Young LLP
       10.24(8)          Alliance and Marketing Agreement dated October 12, 1999, by and between the Registrant and i2 Technologies, Inc.
       10.25(8)          Software License dated October 12, 1999, by and between the
                         Registrant and i2 Technologies, Inc.
       10.26             Office Building Sublease effective as of December 16, 1999, between Kerr-McGee Corporation and the Registrant
       10.27             Employment Agreement made as of April 1, 1999, by and
                         between the Registrant and J. Andrew Kerner
       10.28             Employment Agreement made as of April 9, 1999, by and
                         between the Registrant and David M. Lloyd
       10.29             Employment Agreement made as of April 8, 1999, by and
                         between the Registrant and Robert I. Noe
       10.30             Employment Agreement effective January 4, 2000 by and
                         between the Registrant and Patrick Fitzgerald.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
       10.31             Form of Addendum to Employment Agreement between the
                         Registrant and J. Andrew Kerner
       10.32             Form of Addendum to Employment Agreement between the
                         Registrant and David M. Lloyd
       10.33             Form of Addendum to Employment Agreement between the
                         Registrant and Robert I. Noe
       21.1(3)           Subsidiaries of Registrant
       23.1              Consent of KPMG LLP
       23.2              Consent of PricewaterhouseCoopers LLP
       27                Financial Data Schedule

---------------

  ** Incorporated herein by reference to the Registrant's Registration Statement on Form SB-2 (Reg. No. 333-5038-D), as amended.

 (1) Incorporated herein by reference to the Registrant's Annual Report on Form 10-KSB for the year ending December 31, 1997.

 (2) Incorporated herein by reference to the Registrant's Definitive Information Statement on Schedule 14-C filed October 15, 1998.

 (3) Incorporated herein by reference to the Registrant's Definitive Proxy Statement on Schedule 14A (File No. 000-21729) filed April 19, 1999.

 (4) Incorporated herein by reference to the Registrant's Registration Statement on Form 8-A/A (File No. 333-05038-D) filed under Section 12(g) of the Exchange Act.

 (5) Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated February 4, 1999.

 (6) Incorporated herein by reference to the Registrant's Annual Report on Form 10-KSB for the year ending December 31, 1998.

 (7) Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated May 3, 1999.

 (8) Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated October 12, 1999.

 (9) Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated October 27, 1998.

(10) Incorporated herein by reference to the Registrant's Registration Statement on Form S-8, as amended (Reg. No. 333-69203).

(11) Incorporated herein by reference to the Registrant's Registration Statement on Form S-8, as amended (Reg. No. 333-69319).

(12) Incorporated herein by reference to the Registrant's Registration Statement on Form S-8, as amended (Reg. No. 333-47547).

(13) Incorporated herein by reference to the Registrant's Registration Statement on Form S-8, as amended (Reg. No. 333-30073).

          4. Reports on Form 8-K.

             The Registrant filed a Current Report on Form 8-K, dated October 4, 1999, reporting pursuant to Item 5 of such Form the Notice of Redemption of Redeemable Common Stock Purchase Warrants of viaLink Company sent to the holders of our Redeemable Common Stock Purchase Warrants. This notice set the redemption date of November 5, 1999.

             The Registrant filed a Current Report on Form 8-K, dated October 12, 1999, reporting pursuant to Items 5 and 7 of such Form the Registrant's strategic relationship with i2 Technologies, Inc., to integrate certain of the products and services of the Registrant and i2;

        and i2's investment of $5.0 million in exchange for common stock and issuance of a warrant to purchase an additional $5.0 million in common stock.

             The Registrant filed a Current Report on Form 8-K, dated November 16, 1999, reporting pursuant to Items 5 and 7 of such Form the completion of the Registrant's reincorporation in Delaware.

             The Registrant filed a Current Report on Form 8-K, dated December 7, 1999, reporting pursuant to Items 4 and 7 of such Form the change in the Registrant's Certifying Accountants. Effective December 7, 1999, PricewaterhouseCoopers LLP resigned as The viaLink Company's independent accountants and the Registrant subsequently engaged KPMG LLP as its new independent accountants as of December 10, 1999.

             The Registrant filed a Current Report on Form 8-K, dated March 1, 2000, reporting pursuant to Items 5 and 7 of such Form the declaration of a two-for-one split of shares of the Registrant's common stock to be effected in the form of a stock dividend of one share for each share of common stock outstanding payable to stockholders of record on March 17, 2000.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 21st day of March, 2000.

                                            THE VIALINK COMPANY
                                            (Registrant)

                                            By:   /s/ LEWIS B. KILBOURNE
                                              ----------------------------------
                                                      Lewis B. Kilbourne
                                                   Chief Executive Officer

                                            By:    /s/ J. ANDREW KERNER
                                              ----------------------------------
                                                       J. Andrew Kerner
                                                Senior Vice President, Finance
                                                   Chief Financial Officer
                                                   (principal financial and
                                                     accounting officer)

                         INDEX TO FINANCIAL STATEMENTS

FINANCIAL STATEMENTS OF THE VIALINK COMPANY
  Independent Auditors' Reports.............................  F-2
  The viaLink Company Balance Sheets as of December 31, 1998
     and 1999...............................................  F-4
  The viaLink Company Statements of Operations and
     Comprehensive Income (Loss)
     for the Years Ended December 31, 1997, 1998 and 1999...  F-5
  The viaLink Company Statements of Stockholders' Equity for
     the Years Ended December 31, 1997, 1998 and 1999.......  F-6
  The viaLink Company Statements of Cash Flows for the Years
     Ended December 31, 1997, 1998 and 1999.................  F-7
  The viaLink Company Notes to Financial Statements.........  F-8

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
The viaLink Company:

     We have audited the accompanying balance sheet of The viaLink Company as of December 31, 1999, and the related statements of operations and comprehensive income (loss), stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The viaLink Company as of December 31, 1999, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

                                            KPMG LLP

Dallas, Texas
February 3, 2000, except as
to Note 13, which is as of
March 1, 2000

                        INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors
The viaLink Company

     In our opinion, the accompanying balance sheet and the related statements of operations and comprehensive income (loss), of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of The viaLink Company at December 31, 1998, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1998, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                            PRICEWATERHOUSECOOPERS LLP

Oklahoma City, Oklahoma
February 22, 1999, except as to the
stock splits described in Note 8 and
Note 13 relating to the 1997 and
1998 share and per share data,
which is as of March 14, 2000.

                              THE VIALINK COMPANY

                                 BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1999

                                     ASSETS

                                                                 1998          1999
                                                              ----------   ------------
Current assets:
  Cash and cash equivalents.................................  $  715,446   $  8,616,305
  Short-term investments, held to maturity..................          --      6,479,443
  Accounts receivable -- trade, net of allowance for
     doubtful accounts of $7,841 in 1998 and $41,416 in
     1999...................................................     158,117        122,796
  Other receivables.........................................     585,778        472,599
  Prepaid expenses..........................................      16,716        395,513
  Marketable securities, available for sale.................     684,327             --
                                                              ----------   ------------
          Total current assets..............................   2,160,384     16,086,656
Furniture, equipment and leasehold improvements, net........     719,910      2,473,281
Software development costs, net.............................   1,340,230      1,523,588
Note receivable, net of deferred gain on sale...............     337,958             --
Deferred service fees.......................................          --      3,046,302
Other assets................................................      38,564        108,762
                                                              ----------   ------------
          Total assets......................................  $4,597,046   $ 23,238,589
                                                              ==========   ============

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities..................  $1,066,273   $  2,236,521
  Current portion of capital lease obligations..............      44,194             --
                                                              ----------   ------------
          Total current liabilities.........................   1,110,467      2,236,521
Long-term debt..............................................          --      4,230,720
                                                              ----------   ------------
          Total liabilities.................................   1,110,467      6,467,241
Commitments and Contingencies(Notes 7 and 11)
Stockholders' equity:
  Common stock, $.001 par value; 50,000,000 shares
     authorized; 2,826,613 and 19,569,644 shares issued and
     outstanding at December 31, 1998 and 1999,
     respectively...........................................       2,827         19,570
  Additional paid-in capital................................   4,763,569     31,740,964
  Unearned stock compensation...............................          --     (1,389,079)
  Accumulated deficit.......................................    (964,144)   (13,600,107)
  Accumulated other comprehensive loss......................    (315,673)            --
                                                              ----------   ------------
          Total stockholders' equity........................   3,486,579     16,771,348
                                                              ----------   ------------
          Total liabilities and stockholders' equity........  $4,597,046   $ 23,238,589
                                                              ==========   ============

   The accompanying notes are an integral part of these financial statements.

                              THE VIALINK COMPANY

            STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

                                                          1997          1998           1999
                                                       -----------   -----------   ------------
Revenues.............................................  $ 9,022,842   $ 8,230,628   $    615,519
Operating expenses:
  Direct cost of sales...............................    2,211,956     1,563,757             --
  Customer operations................................    4,526,968     3,759,626      2,655,113
  Development........................................    1,131,093     1,205,743      2,803,247
  Selling and marketing..............................      708,652       435,978      2,919,857
  General and administrative.........................    2,840,978     2,285,955      5,430,466
  Depreciation and amortization......................      502,559       458,259        594,373
                                                       -----------   -----------   ------------
          Total operating expenses...................   11,922,206     9,709,318     14,403,056
                                                       -----------   -----------   ------------
Loss from operations.................................   (2,899,364)   (1,478,690)   (13,787,537)
Interest expense, net................................      (73,581)     (161,355)    (3,983,785)
Gain on sale of assets...............................           --     3,339,123      1,262,921
Realized gain on sale of marketable securities.......           --            --      3,872,438
                                                       -----------   -----------   ------------
Income (loss) before income taxes....................   (2,972,945)    1,699,078    (12,635,963)
Provision (benefit) for income taxes.................   (1,112,127)    1,049,440             --
                                                       -----------   -----------   ------------
Net income (loss)....................................   (1,860,818)      649,638    (12,635,963)
Other comprehensive income (loss):
  Unrealized income (loss) on marketable securities,
     net of tax......................................           --      (315,673)       315,673
                                                       -----------   -----------   ------------
Comprehensive income (loss)..........................  $(1,860,818)  $   333,965   $(12,320,290)
                                                       ===========   ===========   ============
Net income (loss) per common share --
  -- Basic...........................................  $     (0.17)  $      0.06   $      (0.96)
                                                       ===========   ===========   ============
  -- Diluted.........................................  $     (0.17)  $      0.05   $      (0.96)
                                                       ===========   ===========   ============
Weighted average common shares outstanding --
  -- Basic...........................................   10,909,752    10,964,164     13,114,028
                                                       ===========   ===========   ============
  -- Diluted.........................................   10,909,752    12,409,772     13,114,028
                                                       ===========   ===========   ============

   The accompanying notes are an integral part of these financial statements.

                              THE VIALINK COMPANY

                       STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

                                                                                       ACCUMULATED
                                      COMMON STOCK       ADDITIONAL      UNEARNED         OTHER       ACCUMULATED
                                  --------------------     PAID-IN        STOCK       COMPREHENSIVE     EARNINGS
                                    SHARES     AMOUNTS     CAPITAL     COMPENSATION   INCOME (LOSS)    (DEFICIT)        TOTAL
                                  ----------   -------   -----------   ------------   -------------   ------------   ------------
Balance, December 31, 1996......   2,726,500   $2,727    $ 4,491,226   $        --      $     --      $    247,036   $  4,740,989
  Exercise of stock options.....         444       --            279                                                          279
  Stock issued under employee
    stock purchase plan.........       2,565        3          7,483                                                        7,486
  Net loss......................                                                                        (1,860,818)    (1,860,818)
                                  ----------   -------   -----------   -----------      --------      ------------   ------------
Balance, December 31, 1997......   2,729,509    2,730      4,498,988            --            --        (1,613,782)     2,887,936
  Exercise of stock options.....      88,610       89        240,303                                                      240,392
  Stock issued under employee
    stock purchase plan.........       3,461        3          8,555                                                        8,558
  Stock issued under employee
    bonus plan..................       5,033        5         15,723                                                       15,728
  Net income....................                                                                           649,638        649,638
  Unrealized loss on securities
    available for sale..........                                                        (315,673)                        (315,673)
                                  ----------   -------   -----------   -----------      --------      ------------   ------------
Balance, December 31, 1998......   2,826,613    2,827      4,763,569            --      (315,673)         (964,144)     3,486,579
  Exercise of stock options.....     575,435      575      1,993,311                                                    1,993,886
  Stock issued under employee
    stock purchase plan.........         172       --          1,891                                                        1,891
  Proceeds from Hewlett-Packard
    note........................                           6,000,000                                                    6,000,000
  Issuance of stock options to
    employees...................                           2,185,736    (2,185,736)                                            --
  Issuance of stock purchase
    warrants....................                           4,006,468                                                    4,006,468
  Amortization of unearned stock
    compensation................                                           796,657                                        796,657
  Proceeds from exercise of
    common stock warrants.......   1,068,042    1,068      5,621,192                                                    5,622,260
  Exercise of common stock
    warrants, Ernst & Young.....     250,000      250      1,999,750                                                    2,000,000
  Issuance of common stock for
    services....................      20,480       21        549,639                                                      549,660
  Proceeds from issuance of
    common stock to i2
    Technologies, Inc. .........     223,884      224      4,999,776                                                    5,000,000
  Registration costs............                            (365,763)                                                    (365,763)
  Two-for-one stock split on
    November 29, 1999...........   4,820,196    4,820         (4,820)                                                          --
  Two-for-one stock split on
    March 1, 2000 (note 13).....   9,784,822    9,785         (9,785)                                                          --
  Unrealized gain on securities,
    net of reclassification
    adjustment..................                                                         315,673                          315,673
  Net loss......................                                                                       (12,635,963)   (12,635,963)
                                  ----------   -------   -----------   -----------      --------      ------------   ------------
Balance, December 31, 1999......  19,569,644   $19,570   $31,740,964   $(1,389,079)           --      $(13,600,107)  $ 16,771,348
                                  ==========   =======   ===========   ===========      ========      ============   ============

   The accompanying notes are an integral part of these financial statements.

                              THE VIALINK COMPANY

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

                                                                 1997          1998           1999
                                                              -----------   -----------   ------------
Cash flows from operating activities:
  Net income (loss).........................................  $(1,860,818)  $   649,638   $(12,635,963)
  Adjustments to reconcile net income (loss) to net cash
    used in operating activities:
    Depreciation and amortization...........................      827,396       925,134      1,015,609
    Deferred income tax provision (benefit).................   (1,112,127)    1,049,440             --
    Gain on sale of assets..................................           --    (2,998,453)      (462,042)
    Gain on sale of marketable securities...................           --            --     (3,872,438)
    Amortization of unearned stock compensation.............           --            --        796,657
    Amortization of deferred service fee....................           --            --        960,166
    Loss on disposal of fixed assets........................           --        12,694             --
    Non-cash interest expense on convertible debt...........           --            --      4,230,720
    Professional fees paid with common shares...............           --            --        549,660
    Increase (decrease) in cash for changes in:
      Accounts receivable, net..............................      672,515     1,054,162         35,321
      Other receivables.....................................      269,981      (540,885)       113,179
      Prepaid expenses and other assets.....................      127,830        32,407       (448,995)
      Accounts payable and accrued liabilities..............      428,512      (397,899)     1,170,248
      Deferred revenue......................................      (96,315)     (236,134)            --
                                                              -----------   -----------   ------------
         Net cash used in operating activities..............     (743,026)     (449,896)    (8,547,878)
                                                              -----------   -----------   ------------
Cash flows from investing activities:
  Proceeds from sale of assets, net of costs................           --     2,607,731             --
  Proceeds from sale of marketable securities...............           --            --      4,872,438
  Capital expenditures......................................     (332,987)      (41,785)    (2,345,157)
  Collection on note receivable from sale of ijob...........           --            --        800,000
  Purchase of short-term investments........................           --            --     (9,099,443)
  Proceeds upon maturity of short-term investments..........           --            --      2,620,000
  Capitalized expenditures for software development.........     (752,158)     (617,180)      (607,181)
                                                              -----------   -----------   ------------
         Net cash provided by (used in) investing
           activities.......................................   (1,085,145)    1,948,766     (3,759,343)
                                                              -----------   -----------   ------------
Cash flows from financing activities:
  Decrease in bank overdraft................................     (261,141)      (23,619)            --
  Proceeds from convertible debt............................           --            --      6,000,000
  Proceeds from long-term debt..............................    1,270,000     3,522,639             --
  Proceeds from stockholder notes...........................        6,455            --             --
  Proceeds from exercise of stock option and purchase
    plans...................................................        7,765       264,678      1,995,777
  Proceeds from exercise of common stock purchase warrants,
    net of registration costs...............................           --            --      7,256,497
  Proceeds from issuance of common stock to i2
    Technologies, Inc. .....................................           --            --      5,000,000
  Payments of capital lease obligations.....................     (135,153)     (132,422)       (44,194)
  Payment of stockholder notes..............................      (20,000)     (482,830)            --
  Payments of long-term debt................................     (780,000)   (4,012,639)            --
                                                              -----------   -----------   ------------
         Net cash provided by (used in) financing
           activities.......................................       87,926      (864,193)    20,208,080
                                                              -----------   -----------   ------------
Net increase (decrease) in cash and cash equivalents........   (1,740,245)      634,677      7,900,859
Cash and cash equivalents, beginning of period..............    1,821,014        80,769        715,446
                                                              -----------   -----------   ------------
Cash and cash equivalents, end of period....................  $    80,769   $   715,446   $  8,616,305
                                                              ===========   ===========   ============
Supplemental disclosures of cash flow information:
  Cash paid for interest....................................  $   123,778   $   220,553   $         --
                                                              ===========   ===========   ============
  Cash paid for income taxes, net of refunds................  $   114,852   $    26,454   $         --
                                                              ===========   ===========   ============
Supplemental schedule of non-cash investment activities:
  Issuance of stock purchase warrants for future services...  $        --   $        --   $  4,006,468
                                                              ===========   ===========   ============

   The accompanying notes are an integral part of these financial statements.

                              THE VIALINK COMPANY

                         NOTES TO FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     General Description of Business -- The viaLink Company (the "Company") provides subscription-based, business-to-business electronic commerce solutions that enable the CPG and grocery industries to more efficiently manage their highly complex supply chain information. Our services allow manufacturers, wholesalers, distributors and retailers to communicate, exchange and synchronize item, pricing and promotion information in a more cost-effective and accessible way than has been possible using traditional methods.

     Our strategy is to continue our investment in marketing and sales activities, development of our viaLink services and customer support services to facilitate our plan to penetrate the market and build recurring revenues generated from subscriptions to our viaLink services. In order to implement this strategy, we believe that we will need significant additional capital resources and we are seeking additional financing sources and other potential technology, strategic and marketing partners. Consequently, we resemble a development stage company and will face many of the inherent risks and uncertainties that development stage companies face. There can be no assurance, however, that these efforts will be successful or that we will be able to obtain additional financing or agreements with other partners on commercially reasonable terms, if at all. Our failure to successfully negotiate such arrangements would have a material adverse effect on our business, financial condition and results of operations, including our viability as an enterprise. As a result of the high level of expenditures for investment in technology development, implementation, customer support services, and selling and marketing expenses, we expect to incur losses in the foreseeable future periods until such time, if ever, as the recurring revenues from our viaLink services are sufficient to cover the expenses.

     Our clients and customers range from small, rapidly growing companies to large corporations in the consumer packaged goods and grocery industries and are geographically dispersed throughout the United States.

     Basis of Presentation -- The financial statements include the accounts of the Company and, prior to December 31, 1998, its wholly-owned subsidiary, ijob, Inc., which was formed June 30, 1997. All material intercompany balances and transactions have been eliminated. On December 31, 1998, ijob, Inc. was sold, and therefore, is not included in the Company's financial statements subsequent to that date.

     Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires the use of management's estimates and assumptions in determining the carrying values of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts for certain revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Cash and Cash Equivalents and Short-term Investments -- For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. Similar investments with a maturity, at purchase, of more than three months are classified as short-term investments held to maturity and are carried at amortized cost.

     Marketable Securities -- The Company classifies its investment in marketable securities as available-for-sale in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company's securities are carried at fair market value, with the unrealized gains and losses reported as other comprehensive income or loss until realized.

     Risks from Concentrations -- Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments, notes receivable and accounts receivable. The Company places its temporary cash investments with high credit quality financial institutions. Concentrations of credit risk with respect to accounts receivable are limited due to the large

                              THE VIALINK COMPANY
number of individual accounts and their dispersion across different regions. The Company does not believe a material risk of loss exists with respect to its financial position due to concentrations of credit risk.

     The Company received, as consideration for the sale of its management consulting and systems integration assets, 643,770 shares of preferred stock which were converted into common shares of the NetPlex Group, Inc. Such shares were classified as available-for-sale marketable securities and were subject to fluctuations in value due to market conditions until the sale of such securities in December 1999.

     Prior to 1999, the Company's revenues were in part dependent on large license fees and systems integration contracts from a limited number of customers. In 1999, three customers individually accounted for 27, 14 and 12 percent of revenues. In 1997, 1998 and 1999, approximately 57, 49 and 70 percent, respectively, of the Company's total revenues were attributable to five clients. During 1998, the Company sold its wholly owned subsidiary, ijob, Inc., and the assets underlying its management consulting and systems integration services (see Note 2). Historically, over 90% of the Company's revenues were generated from assets sold pursuant to these sales. As a result of the sales, the Company resembles a development stage company since its planned principal operations have not yet generated significant revenues. We will continue to be dependent upon revenues from a limited number of customers until we achieve market penetration.

     Furniture, equipment and leasehold improvements -- Furniture, equipment and leasehold improvements are stated at cost. Expenditures for repairs and maintenance are charged to expense as incurred. Upon disposition, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is reflected in operations for the period. The Company depreciates furniture and equipment using the straight-line method over their estimated useful lives ranging from 3 to 10 years. Leasehold improvements are amortized over the lease term using the straight-line method.

     Revenue Recognition -- Prior to 1999, the Company's revenues were primarily realized from providing management consulting services, systems integration services and reselling hardware and software products. The Company recognized revenue as the services were provided and products were delivered. Revenues from fixed-price contracts were recognized using the percentage of completion method. The Company's revenues in 1999 consist of recurring monthly subscription fees for customer use of the viaLink services, implementation fees, and recurring monthly fees for hosting customer websites. Contracts for customer use of the viaLink services are generally for a one-year period, but are generally cancelable with 30 days notice. The Company recognizes revenue for the use of the viaLink services and for hosting customer websites as these services are provided. Implementation fees for the viaLink services are nonrefundable and are separately priced from the use of the viaLink services based on time and materials, and are recognized when each implementation is complete. Implementation costs consist primarily of labor by technical support personnel to configure customer data and establish a connection to the viaLink database. The Company has no obligation to perform any future services and no additional implementation services are necessary upon renewal of the service by the customer. Revenues collected in advance are deferred and recognized as earned.

     Direct Cost of Sales -- Direct cost of sales represents the cost of hardware and certain point-of-sale software acquired for resale, including royalty payments required for sale of the Company's proprietary software products.

     Development -- The Company incurred costs and expenses of approximately $1.9 million, $1.8 million and $3.4 million for product development in 1997, 1998 and 1999, respectively. The Company capitalizes certain of these costs, including interest, that are directly related to the development of software to be sold and software developed for internal use. Capitalization of costs for internal use software begins after the preliminary project stage and ends when the software is substantially complete and ready for its intended

                              THE VIALINK COMPANY
use. The Company also capitalizes certain of these costs, including interest, for software to be sold beginning when technological feasibility has been established and ending when the product is available for customers. Capitalized software development costs are amortized using the straight-line method over the estimated useful life of three to five years and are subject to impairment evaluation in accordance with the provisions of SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

     Earnings Per Share -- Basic earnings per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income (loss) by the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Diluted earnings per share also includes the impact of convertible debt, if dilutive, using the if-converted method.

     Income Taxes -- The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires deferred tax liabilities or assets to be recognized for the anticipated future tax effects of temporary differences that arise as a result of the differences in the carrying amounts and tax bases of assets and liabilities, and for loss carryforwards and tax credit carryforwards. SFAS 109 requires that the Company record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

     Reclassifications -- Certain prior year amounts have been reclassified to conform to the 1999 financial statement presentation.

2. DIVESTITURES

     On December 31, 1998, the Company sold its wholly-owned subsidiary, ijob, Inc. to DCM Company ("DCM"), a corporation wholly-owned by David C. Mitchell, the President and a member of the board of directors of ijob at the time of the sale. DCM purchased all of the outstanding stock of ijob for a collateralized, ten-year $800,000 promissory note that accrued interest at 8% per annum. The promissory note was collateralized by substantially all of ijob's fixed assets, contract rights, accounts receivable and general intangibles. The net gain of $462,042 on the sale was deferred and netted against the $800,000 promissory note at December 31, 1998, as DCM was considered to be a highly leveraged entity. On March 11, 1999, the promissory note and accrued interest were paid in full. Accordingly, the deferred gain on the sale of $462,042 was recognized in the 1999 statement of operations.

     Effective September 1, 1998, the Company sold the assets related to its management consulting and systems integration services (including the Company's proprietary Retail Services Application ("RSA") software) to NetPlex Group, Inc. ("Consulting Assets Sale"). The Company received $3.0 million in cash and 643,770 shares of NetPlex preferred stock, with a market value of approximately $1.0 million at the date of the sale. The Company used the cash proceeds from the sale to repay (i) $551,062 of long-term debt, (ii) $565,094 of stockholder loans including interest and (iii) expenses attributable to the Consulting Assets Sale. The net gain from the Consulting Assets Sale was $2,998,453. At December 31, 1998, the market value of the 643,770 shares of NetPlex preferred stock was $684,327, yielding an unrealized loss of $315,673, which was included in other comprehensive loss in 1998. In December 1999, the Company sold the 643,770 shares for $4.87 million resulting in a realized gain of $3.87 million included in the 1999

                              THE VIALINK COMPANY
statement of operations. The following represents condensed unaudited results of operations related to the management consulting and systems integration services:

                                                                             EIGHT MONTHS
                                                               YEAR ENDED       ENDED
                                                              DECEMBER 31,    AUGUST 31,
                                                                  1997           1998
                                                              ------------   ------------
Revenues....................................................   $7,544,678     $6,831,916
Expenses....................................................    7,335,395      5,045,104
                                                               ----------     ----------
Income before income taxes..................................   $  209,283     $1,786,812
                                                               ==========     ==========

     In conjunction with the Consulting Assets Sale, the Company entered into an earn-out agreement that provides for quarterly cash payments aggregating up to $1.5 million based on revenues generated from the assets sold to NetPlex through March 31, 2000. During 1999, the Company accrued payments in accordance with the Consulting Assets Sale earn-out agreement in the amount of $801,000, representing the estimated earn-out through September 30, 1999. NetPlex did not make the contractually required payments in the time periods specified in the earn-out agreement. Subsequent to December 31, 1999, however, the Company received payment for the amounts recognized through September 30, 1999. Due to this uncertainty, no amounts have been recorded under the earn-out agreement subsequent to September 30, 1999. The earn-out agreement includes certain acceleration provisions upon any breach by NetPlex, including increased cash earn-out payments up to $1.5 million and issuance to the Company of an additional 643,770 shares of NetPlex common stock. The Company has not recognized any amounts which may become due under these acceleration provisions and will recognize income under the earn-out agreement as payments are received.

     The Company's balance sheets as of December 31, 1998 and 1999 and the statement of operations for 1999, do not include the assets and operations of the consulting and systems integration assets, nor do they include the assets and operations of ijob, which are included in the comparable period of 1998. Therefore, the years presented are not comparable.

3. SHORT-TERM INVESTMENTS

     At December 31, 1999, all marketable debt securities were classified as held-to-maturity and carried at amortized cost. Short-term investments consisted of the following:

Certificates of deposit..................................  $  100,000
Commercial paper.........................................   5,038,141
Bankers acceptances......................................     744,480
U.S. government securities...............................     596,822
                                                           ----------
          Total short-term investments...................  $6,479,443
                                                           ==========

     At December 31, 1999, the estimated fair value of each investment approximated its amortized cost, and therefore, there were no significant unrealized gains or losses.

                              THE VIALINK COMPANY

4. FURNITURE, EQUIPMENT, LEASEHOLD IMPROVEMENTS AND SOFTWARE DEVELOPMENT COSTS

     Furniture, equipment and leasehold improvements at December 31, 1998 and 1999 consisted of the following:

                                                                1998          1999
                                                             -----------   -----------
Furniture and fixtures.....................................  $   286,583   $   388,918
Computer equipment.........................................    1,432,776     2,734,831
Computer software..........................................      492,790     1,260,472
Leasehold improvements.....................................       49,669       222,755
                                                             -----------   -----------
                                                               2,261,818     4,606,976
Less: accumulated depreciation and amortization............   (1,541,908)   (2,133,695)
                                                             -----------   -----------
Furniture, equipment and leasehold improvements, net.......  $   719,910   $ 2,473,281
                                                             ===========   ===========

     Computer equipment in 1998 and 1999 included $321,840 of assets under capital leases. Furniture and fixtures in 1998 and 1999 included $88,766 of assets under capital leases. Accumulated depreciation for all assets under capital leases at December 31, 1998 and 1999 was $262,537 and $344,658, respectively.

     The Company incurred total costs of approximately $1.9 million, $1.8 million and $3.4 million for development of software in 1997, 1998 and 1999, respectively. We capitalized $752,158, $617,180 and $607,181 of these costs for development of software in 1997, 1998 and 1999, respectively. Interest capitalized during 1997, 1998 and 1999 was not material. Amortization of developed software during 1997, 1998 and 1999 was $324,837, $466,375 and $423,823, respectively. Accumulated amortization at December 31, 1998 and 1999 was $763,755 and $1,187,578, respectively.

5. LONG-TERM DEBT

     On July 19, 1995, the Company entered into a revolving credit agreement (the "Agreement") with a bank whereby the Company could borrow, under two separate notes, up to the lesser of $3,000,000 or the borrowing base as defined in the agreement. Pursuant to the terms of the revolving credit agreement, upon successful completion of the Company's initial public offering, the working capital note of $800,000 was paid in full on November 27, 1996, and in October 1997 and December 1997, the terms of the remaining note were renegotiated to a credit line of $500,000. Interest on the note was prime plus 0.5% at December 31, 1997, which was 9%.

     During the first quarter of 1998, the Company completed a new credit facility with a commercial lender that replaced the revolving credit agreement with the bank. Under the new credit facility the Company could borrow up to $1,000,000; however, amounts borrowed were limited to 75% of the Company's accounts receivable as defined by the new facility. The facility was collateralized by accounts receivable and all tangible assets of the Company and was guaranteed by three principal officers of the Company. The interest rate on the new facility was prime plus 3%. The promissory note under this agreement was paid in full on October 16, 1998. During the first quarter of 1998, the Company obtained a credit facility including a large sale financing option with IBM Credit Corp., whereby the Company could finance directly with IBM Credit Corp. large sales of hardware or software. As of December 31,1998, there were no amounts outstanding on this credit facility and in February of 1999, the Company terminated its arrangement under this credit facility. We no longer have any available working capital borrowings or credit facility available for borrowings.

     On February 4, 1999, the Company entered into a financing agreement and note purchase agreement with Hewlett-Packard pursuant to which Hewlett-Packard purchased a $6.0 million secured subordinated promissory note. This note bears interest at 11.5% per annum, with interest payments deferrable to

                              THE VIALINK COMPANY
maturity in February 2004. The Company received stockholders' approval at our 1999 annual meeting to exchange the original note for a subordinated secured convertible promissory note, convertible into common stock at the option of Hewlett-Packard beginning August 2000 at a conversion price of $1.75 per share. The Company may demand conversion at maturity. The closing of the purchase of the note occurred as of February 5, 1999. At December 31, 1999, contractual interest of $621,945 for 1999 is included in the note payable balance as the amounts become convertible with the note balance.

     The Emerging Issues Task Force ("EITF") Issue 98-5 requires that beneficial conversion features present in convertible securities should be recognized and measured by allocating a portion of the proceeds equal to the value of that feature to additional paid-in capital. The value of the beneficial conversion feature in the note with Hewlett-Packard was approximately $20.0 million at the commitment date. However, the value allocated to additional paid-in capital is limited to the $6.0 million proceeds based on the prescribed accounting. Accordingly, we have allocated the full amount of proceeds to the beneficial conversion feature and recorded $6.0 million as additional paid-in capital at the time of closing. This amount is being accreted by charges to interest expense and corresponding increases in long-term debt during the period from issuance of the note to August 2000 when the note becomes convertible. Non-cash interest charges of $3.6 million were recognized in 1999, and the Company will recognize approximately $1.0 million in non-cash interest expense, per quarter, through August 2000.

     The financial instruments included in long-term debt at December 31, 1999 are convertible into common shares at $1.75 per share. The estimated market value of the shares of common stock which would be issued upon conversion of the outstanding debt and accrued interest using the last reported sales price on December 31, 1999 of $18.188 per share is approximately $68.8 million.

6. NOTES PAYABLE TO STOCKHOLDERS

     In October 1998, the Company repaid all stockholder notes in the principal amount of $482,830, plus accrued interest of $82,264. Notes payable to stockholders at December 31, 1997 totaled $482,830 and included interest at rates ranging from 8.5% to 11.5%.

     Interest expense for 1997 and 1998 related to the notes payable to stockholders was $46,473 and $38,293, respectively.

7. ALLIANCE AGREEMENTS

     On May 3, 1999, the Company entered into an agreement with Ernst & Young LLP, pursuant to which Ernst & Young will provide us with consulting and integration services and sales and marketing support, to assist in the development and market penetration of our viaLink services. In connection with this agreement, we issued Ernst & Young a warrant to purchase up to 1,000,000 shares of our common stock at a price of $2.00 per share contingent upon our ability to register the common stock underlying the warrant agreement. Additionally, we have agreed to pay a royalty of 7.0% of our service revenues to Ernst & Young for a period of two years and, in the event that at least ten "significant clients" of Ernst & Young become subscribers to our services during this two year period, we will be obligated to continue this royalty payment in perpetuity. Ernst & Young will not receive any royalties for services we provide to clients subject to the reporting requirements of the federal securities laws for which it serves as the principal independent auditor. As of the date of the issuance of the warrant, the warrant conversion price was below the fair value of our stock. The issuance of this warrant has been recorded as an asset and an increase in additional paid in capital of $1.9 million, representing the fair value of the warrant issued. The fair value of the warrant at the measurement date was determined using a Black-Scholes option pricing model with the following assumptions: interest rate (zero-coupon U.S. government issued with a remaining life equal to the expected term of the warrant) of 6.0%; a dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of 100.4%; and weighted-average expected life of

                              THE VIALINK COMPANY
the warrant of 1.5 years. The asset will be amortized over the service period and will result in non-cash charges to our statement of operations. On August 9, 1999, Ernst & Young exercised warrants to purchase 250,000 shares of common stock resulting in gross proceeds received by us of $500,000. On November 10, 1999, Ernst & Young exercised warrants to purchase the remaining 750,000 shares of common stock resulting in gross proceeds received by us of $1.5 million. During 1999, royalties under this agreement totaled $19,700, and are included in selling and marketing expense.

     On October 12, 1999, The Company entered into a strategic relationship with i2 Technologies, Inc. ("i2"), the primary focus of which is to integrate the products and services of our two companies and to extend the solutions across multiple industries. i2 will use our syncLink services to provide product, price and promotion information to facilitate business processes between trading partners using an Internet-accessible shared database. Our two companies will also develop joint sales and marketing programs, and develop enhancements to the viaLink services. Additionally, i2 invested $5.0 million in the Company in exchange for 895,536 shares of viaLink common stock and a warrant to purchase up to an additional 746,268 shares of common stock at $6.70 per share, representing a twenty percent (20%) premium over the market price of the stock at the time of the agreement. The initial term of the agreement will expire on December 31, 2003 and will automatically renew on a year-to-year basis thereafter unless terminated by either party. The issuance of this warrant has been recorded as an asset and an increase in additional paid-in capital for the fair value of the warrant issued to i2 and will result in non-cash charges to our statement of operations during the term of the agreement. The fair value of the warrant at the measurement date was determined using a Black-Scholes option pricing model with the following assumptions: interest rate (zero-coupon U.S. government issued with a remaining life equal to the expected term of the warrant) of 5.91%; a dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of 101.6%; and weighted-average expected life of the warrant of 2.0 years. Additionally we have agreed to pay i2 a royalty of five percent (5%) of the syncLink and Chain Pricing subscription revenues during the term of the agreement. We will also pay a royalty, in addition to the five percent, based upon subscription revenues received from new customers with whom i2 had "significant involvement" in the sales process. i2 has agreed to pay us a royalty based upon revenues i2 receives from providing syncLink and Chain Pricing services outside of the consumer packaged goods industry. During 1999, royalties under this agreement totaled $21,800, and are included in selling and marketing expense.

8. COMMON STOCK

     On November 29, 1999, the Company's board of directors approved a two-for-one stock split in the form of a dividend. The par value remained $0.001 per share. The stock split was effective December 21, 1999 and is reflected in the per share data in the accompanying financial statements and notes to the financial statements.

                              THE VIALINK COMPANY

     A reconciliation of the numerator and the denominator used in the calculation of earnings (loss) per share is as follows:

                                                   FOR THE YEAR ENDED DECEMBER 31,
                                               ----------------------------------------
                                                  1997          1998           1999
                                               -----------   -----------   ------------
Basic:
  Net income (loss)..........................  $(1,860,818)  $   649,638   $(12,635,963)
  Weighted average common shares
     outstanding.............................   10,909,752    10,964,164     13,114,028
                                               -----------   -----------   ------------
     Earnings (loss) per share...............  $     (0.17)  $      0.06   $      (0.96)
                                               ===========   ===========   ============
Diluted:
  Net income (loss)..........................  $(1,860,818)  $   649,638   $(12,635,963)
  Weighted average common shares
     outstanding.............................   10,909,752    10,964,164     13,114,028
  Add: Net effect of dilutive potential
     shares..................................           --     1,445,608             --
                                               -----------   -----------   ------------
                                                10,909,752    12,409,772     13,114,028
     Earnings (loss) per share...............  $     (0.17)  $      0.05   $      (0.96)
                                               ===========   ===========   ============

     For the year ended December 31, 1999, options to purchase 10,439,692 shares at a weighted average exercise price of $4.35 and warrants to purchase 47,000 and 746,268 shares of common stock at $1.50 and $6.70, respectively, and 3,688,000 shares of common stock to be issued upon the conversion of the note issued to Hewlett-Packard, were outstanding, but were not included in the computation of diluted earnings per share because the effect of these outstanding options, warrants and stock issuable upon conversion of debt would be antidilutive.

     During 1998, options to purchase 1,440,000 and 120,000 shares of common stock at $1.25 and $2.25 per share, respectively, and warrants to purchase 3,680,000 and 720,000 shares of common stock at $1.25 and $1.50, respectively, were outstanding, but were not included in the computation of diluted EPS because the exercise price of the options and warrants was greater than the average market price of the common shares.

     During 1997, options to purchase 2,332,312 shares at a weighted average exercise price of $1.05 and warrants to purchase 3,680,000 and 720,000 shares of common stock at $1.25 and $1.50, respectively, were outstanding, but were not included in the computation of diluted EPS because the exercise price of the options and warrants was greater than the average market price of the common shares.

     On June 29, 1999, the Securities and Exchange Commission declared effective a post-effective amendment to our registration statement on Form SB-2 thereby permitting holders of viaLink's 3,680,000 redeemable common stock purchase warrants to voluntarily exercise the warrants, subject to specific state approvals. Each warrant allowed the holder to purchase one share of viaLink common stock at a price of $1.25 per share, on or before November 20, 1999. On October 4, 1999, we issued a Notice of Redemption to holders of our redeemable common stock purchase warrants and as of December 31, 1999, all 3,680,000 redeemable stock purchase warrants had been exercised. Warrant exercises resulted in gross proceeds of $4.6 million to the Company during 1999.

9. STOCK OPTION AND STOCK PURCHASE PLANS

     Stock Purchase Plan -- The Company established The viaLink Company Employee Stock Purchase Plan on April 1, 1997. At the Company's 1999 annual meeting our stockholders approved the adoption of the 1999 Employee Stock Purchase Plan which replaced the predecessor Employee Stock Purchase Plan as of July 1, 1999. The 1999 Stock Purchase Plan provides eligible employees of viaLink with the opportunity to acquire a proprietary interest in viaLink through participation in a payroll deduction based

                              THE VIALINK COMPANY
employee stock purchase plan designed to operate in compliance with Section 423 of the Internal Revenue Code. The price will be 85 percent of the per share fair market value on either the granting date or the exercise date, whichever market value is lower. The number of shares of common stock authorized and reserved for issuance under the Plan is 800,000 shares. For the years ended December 31, 1997, 1998 and 1999, 10,260, 13,844 and 12,244 shares, respectively, of common stock have been purchased under the stock purchase plan.

     Stock Option and Grant Plans -- The Company adopted The viaLink Company 1995 Stock Option Plan in March 1995 and amended the 1995 Plan on April 30, 1996 and September 1, 1998. The 1995 Plan was replaced by The viaLink Company 1999 Stock Option/Stock Issuance Plan in May 1999. While the Company may no longer grant options pursuant to the 1995 Plan, options granted under the 1995 Plan remain outstanding. The 1995 Plan provided for the issuance of incentive stock options and non-incentive stock options to attract, retain and motivate management, directors, professional employees, professional non-employee service providers and other individuals who have benefited or could benefit the Company.

     The viaLink Company 1998 Non-Qualified Stock Option Plan was adopted on February 9, 1998, and amended effective September 1, 1998. The Non-Qualified Plan was replaced by the 1999 Stock Option/ Stock Issuance Plan in May 1999. Although the Company may no longer grant options pursuant to the Non-Qualified Plan, options granted under the Non-Qualified Plan remain outstanding.

     On February 10, 1998, the board of directors of the Company adopted the 1998 Stock Grant Plan (the "Stock Grant Plan" or "Plan") to attract, retain and motivate consultants, independent contractors and key employees of the Company and its subsidiaries by way of granting shares of stock in the Company. The sale, transfer or other disposal of shares of common stock received pursuant to the Stock Grant Plan is restricted for a period of one year. During 1998, 20,132 shares of common stock were issued pursuant to the Plan at an average price of $0.78. No shares were granted under this plan in 1999. We may no longer grant shares pursuant to the Stock Grant Plan.

     At the Company's 1999 annual meeting, the Company's stockholders approved the adoption of The viaLink Company 1999 Stock Option/Stock Issuance Plan to attract and retain the services of individuals essential to the Company's long-term growth and financial success. The Company's officers and other key employees, non-employee board members and consultants and other advisors are eligible to receive option grants under the 1999 Plan.

     The Company has reserved 15,000,000 shares of our common stock for issuance over the ten year term of the 1999 Plan, including shares initially reserved under the predecessor plans. This share reserve will automatically be increased on the first trading day of each calendar year, beginning with the 2000 calendar year, by an amount equal to 1% of the shares of common stock outstanding on the last trading day of the immediately preceding calendar year, but in no event will such annual increase exceed 200,000 shares. Options may be granted under the 1999 Plan at an exercise price per share not less than the fair market value per share of common stock on the option grant date.

     The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its employee stock options. APB No. 25 requires compensation expense be recorded for any excess of the market value of the underlying stock over the option price on the measurement date. During May 1999, the Company granted options for 2,540,000 and 360,000 shares at exercise prices per share of $3.61 and $3.13, respectively, compared to the market price of $4.25 on the date of grant. The excess of the market value over the exercise price is being amortized over the vesting period. Stock compensation expense of $718,000 is included in the 1999 statement of operations for these grants representing the portion of the service period in 1999. The exercise price equaled the market price at the date of grant for all other option grants during 1997, 1998 and 1999 and no compensation expense has been recognized for all other grants in 1997, 1998 and 1999.

                              THE VIALINK COMPANY

     Pro forma information regarding net income and earnings per share is required by FAS No. 123 and has been determined as if the Company had accounted for its stock options under the fair value method defined by SFAS No. 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for fiscal year 1997, 1998 and 1999, respectively: interest rates (zero-coupon U.S. government issued with a remaining life equal to the expected term of the options) of 6.47%, 4.52% and 5.56%; dividend yields of 0.0%; volatility factors of expected market price of the Company's common stock of 65% for 1997 and 1998 and 101% for 1999; and weighted-average expected life of the options of 5.9, 6.7 and 2.5 years.

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

     The Company's historical and pro forma information is as follows for the years ended December 31:

                                                   1997         1998          1999
                                                -----------   ---------   ------------
Net income (loss), as reported................  $(1,860,818)  $ 649,638   $(12,635,963)
Pro forma-diluted.............................  $(2,530,746)  $(176,182)  $(16,563,728)
Earnings (loss) per share-diluted, as
  reported....................................  $     (0.17)  $    0.05   $      (0.96)
Pro forma-diluted.............................  $     (0.23)  $   (0.01)  $      (1.26)

     A summary of the Company's stock option activity and related information follows for the years ended December 31, 1997, 1998 and 1999:

                                                                              WEIGHTED
                                                              NUMBER OF       AVERAGE
                                                                SHARES     EXERCISE PRICE
                                                              ----------   --------------
Outstanding at December 31, 1996............................   1,739,352       $1.08
  Granted...................................................     670,000        0.94
  Exercised.................................................      (1,776)       0.16
  Canceled..................................................     (76,744)       0.83
                                                              ----------
Outstanding at December 31, 1997............................   2,330,832        1.05
  Granted...................................................   4,838,972        0.80
  Exercised.................................................    (354,440)       0.68
  Canceled..................................................    (177,812)       0.86
                                                              ----------
Outstanding at December 31, 1998............................   6,637,552        0.89
  Granted...................................................   6,120,000        6.88
  Exercised.................................................  (1,956,440)       0.92
  Canceled..................................................    (361,420)       2.21
                                                              ----------
Outstanding at December 31, 1999............................  10,439,692       $4.35
                                                              ==========

                              THE VIALINK COMPANY

     The following table summarizes information about stock options outstanding at December 31, 1999:

                                         OPTIONS OUTSTANDING            OPTIONS EXERCISABLE
                                 -----------------------------------   ----------------------
                                               WEIGHTED    WEIGHTED                  WEIGHTED
                                               AVERAGE     AVERAGE     EXERCISABLE   AVERAGE
RANGE OF                         OUTSTANDING   EXERCISE   REMAINING        AT        EXERCISE
EXERCISE PRICE                   AT 12/31/99    PRICE        LIFE       12/31/99      PRICE
--------------                   -----------   --------   ----------   -----------   --------
$0.15..........................       4,836     $ 0.15     5.2 years        4,836     $0.15
$0.45..........................       7,324     $ 0.45     6.2 years        7,324     $0.45
$0.75 to $0.83.................   3,876,620     $ 0.76     8.6 years    1,157,816     $0.76
$0.97..........................     120,800     $ 0.97     5.9 years      115,600     $0.97
$1.25..........................     360,000     $ 1.25     1.9 years      360,000     $1.25
$1.75..........................      32,112     $ 1.75     9.0 years       32,112     $1.75
$2.25..........................      60,000     $ 2.25     9.0 years       20,000     $2.25
$3.13..........................     360,000     $ 3.13     9.4 years           --        --
$3.60 to $3.82.................   3,316,000     $ 3.63     9.5 years           --        --
$4.82..........................      48,000     $ 4.82     9.4 years           --        --
$6.00..........................     650,000     $ 6.00     9.8 years           --        --
$15.22.........................   1,604,000     $15.22    10.0 years           --        --
                                 ----------                             ---------
                                 10,439,692                             1,697,688     $0.91
                                 ==========                             =========     =====

10. INCOME TAXES

     The components of the provision (benefit) for income taxes for the years ended December 31, 1997, 1998 and 1999 are as follows:

                                                      1997          1998        1999
                                                   -----------   ----------   --------
Current..........................................  $        --   $       --   $     --
Deferred.........................................   (1,112,127)   1,049,440         --
                                                   -----------   ----------   --------
Provision (benefit) for income taxes.............  $(1,112,127)  $1,049,440   $     --
                                                   ===========   ==========   ========

     The differences in federal income taxes at the statutory rate and the provision for income taxes for the years ended December 31, 1997, 1998, and 1999 are as follows:

                                                    1997          1998         1999
                                                 -----------   ----------   -----------
Income tax expense (benefit) at federal
  statutory
  rate.........................................  $(1,010,801)  $  577,687   $(4,296,227)
State income taxes.............................     (118,918)      67,963      (505,439)
Reduction of valuation allowance credited to
  additional paid-in capital...................           --           --     3,802,458
Benefit of net operating loss carryforwards not
  recognized...................................           --      401,302     1,012,326
Other..........................................       17,592        2,488       (13,118)
                                                 -----------   ----------   -----------
Provision (benefit) for income taxes...........  $(1,112,127)  $1,049,440   $        --
                                                 ===========   ==========   ===========

                              THE VIALINK COMPANY

     Deferred tax assets (liabilities) are comprised of the following:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                1998         1999
                                                              ---------   -----------
Deferred tax assets:
  Allowance for doubtful accounts...........................  $   2,980   $    15,738
  Compensated absences......................................     17,583        31,277
  Tax credit carryforwards..................................     24,985        26,990
  Unrealized loss on marketable securities..................    119,956            --
  Net operating loss carryforwards..........................    781,387     6,878,587
                                                              ---------   -----------
                                                                946,891     6,952,592
Deferred tax liabilities:
  Deferred service fees.....................................         --    (1,157,595)
  Discount on long-term debt................................         --      (908,666)
  Software development costs................................   (508,763)     (578,963)
  Depreciation and amortization.............................    (36,826)     (159,815)
                                                              ---------   -----------
Net deferred tax asset, before valuation allowance..........    401,302     4,147,553
Valuation allowance.........................................   (401,302)   (4,147,553)
                                                              ---------   -----------
Net deferred tax asset......................................  $      --   $        --
                                                              =========   ===========

     The discount recognized in 1999 for the value of the beneficial conversion feature in the note payable to Hewlett-Packard, and the assets recognized in 1999 for the value of the warrants issued to Ernst & Young LLP and i2 Technologies, Inc. were not recognized for income tax purposes. Accordingly, the Company established deferred tax liabilities totaling approximately $3.8 million for these temporary differences by reducing the amount recorded as additional paid in capital for the value of the beneficial conversion feature and the warrants. These deferred tax liabilities have been used to support the recoverability of an equivalent amount of deferred tax assets, thereby reducing the amount of valuation allowance. The benefit of this reduction in the valuation allowances has been recognized as additional paid-in capital.

     The Company's tax deduction for stock-based compensation in 1999 exceeds the cumulative expense for those options and warrants recognized for financial reporting purposes by approximately $7.2 million. This excess deduction is a component of the net operating loss carryforwards for which a deferred tax asset and corresponding valuation allowance of approximately $2.7 million have been recognized at December 31, 1999. When the net operating loss carryforwards are utilized for financial reporting purposes, this portion of the benefit will be credited directly to additional paid in capital.

     At December 31, 1999, the Company had net operating loss ("NOL") carryforwards for federal and state purposes of approximately $18,100,000 and $18,500,000, respectively, and other carryforwards of approximately $71,000. The Federal and State NOL carryforwards begin to expire in 2011.

     SFAS 109 requires that the Company record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax asset depends on the Company's ability to generate sufficient taxable income in the future. The Company has recognized a full valuation allowance for the amount of net deferred tax asset at December 31, 1998 and 1999 since the Company resembles a development stage company and has no history of profitability without the consulting assets that were sold in 1998.

                              THE VIALINK COMPANY

     The ability of the Company to utilize the NOL carryforward to reduce future taxable income taxes may be limited upon occurrence of certain capital stock transactions during any three-year period resulting in an aggregate ownership change of more than 50%.

11. COMMITMENTS AND CONTINGENCIES

     The Company leases its office and storage space under operating leases. The terms range from month-to-month up to ten years and include options to renew. The Company also leases office equipment under various noncancelable lease agreements. Total rental expense in 1997, 1998 and 1999 for all leases was $455,369, $410,669 and $460,279, respectively.

     Future minimum lease payments under noncancelable leases at December 31, 1999 follows:

                                                           OPERATING
                                                             LEASES
                                                           ----------
2000.....................................................  $  958,000
2001.....................................................     781,000
2002.....................................................     371,000
2003.....................................................     353,000
2004.....................................................     348,000
Thereafter...............................................     345,000
                                                           ----------
Future minimum lease payments............................  $3,156,000
                                                           ==========

     Future minimum lease payments have not been reduced by future minimum sub-lease rentals of approximately $1.2 million under operating leases, with terms through 2005.

     In December 1997, the Company entered into an agreement with Investor Awareness to provide investor relations services. Subject to certain criteria in the agreement, Investor Awareness would be granted an option to purchase 40,000 shares of the Company's common stock at $1.5625 per share. The Company believes the criteria were not met and that Investor Awareness did not earn the option to purchase the 40,000 shares. Investor Awareness has filed a lawsuit alleging the Company failed to issue the option under the terms of the agreement. Although the outcome of any legal proceeding cannot be predicted with certainty, the Company believes the ultimate outcome of this proceeding will not have a material adverse effect on the Company's financial position but could be material to the results of operations in any one accounting period.

12. RETIREMENT PLAN

     The Company has a profit sharing plan (the "Plan") for certain eligible employees who have attained the age of 18 and completed one year of service. Under the Plan, employer contributions are made at management's discretion. Participants may contribute up to 6% of earnings as eligible contributions and up to 15% of earnings in total for any Plan year. The Company's discretionary matching percentage is up to 100% of each participant's total eligible contributions for a year. The Company made no contributions in 1997, 1998, or 1999.

13. SUBSEQUENT EVENT -- STOCK SPLIT

     On March 1, 2000, the Company's board of directors approved a two-for-one split of the common stock. Par value of the common stock will remain $.001 per share. The stock split will be effective March 28, 2000.

                              THE VIALINK COMPANY

     The effect of the stock split has been recognized retroactively in the stockholders' equity accounts in the balance sheet as of December 31, 1999, and in all share and per share data in the accompanying financial statements, notes to financial statements and supplemental financial data. Stockholders' equity accounts have been restated to reflect the reclassification of an amount equal to the par value of the increase in issued shares from additional paid-in capital to the common stock account.

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
        2.1**            Agreement and Plan of Merger dated May 8, 1996 by and among the Registrant, Vantage Capital Resources, Inc., John
                         Simonelli, Larry E. Howell, Robert L. Barcum, Robert N.
                         Baker and David B. North
        2.2(1)           Asset Purchase Agreement dated June 12, 1997 by and among
                         ijob, Inc., Human Technologies, Inc., David C. Mitchell and
                         Ron Beasley
        2.3(2)           Asset Acquisition Agreement dated August 31, 1998 by and
                         between the Registrant and The NetPlex Group, Inc.
        2.4(2)           First Amendment to Asset Acquisition Agreement dated
                         September 9, 1998 by and between Registrant and The NetPlex
                         Group, Inc.
        2.5(2)           Stock Purchase Agreement dated December 31, 1998 by and
                         among Registrant, DCM Company, Inc., David C. Mitchell and ijob, Inc.
        3.1(3)           Form of Certificate of Incorporation
        3.2(3)           Form of Bylaws
        4.1(4)           Form of Certificate of Common Stock
        4.2              See Exhibits 3.1 and 3.2 for provisions of the Registrant's
                         Certificate of Incorporation and Bylaws defining rights of holders of common stock of the Registrant
        4.3**            Form of Underwriter's Warrant Agreement by and between
                         Barron Chase Securities Inc. and the Registrant
        4.4(5)           Shareholder Agreement dated as of February 4, 1999 by and
                         between Registrant and Hewlett-Packard Company
        4.5(6)           Stock Option Agreement dated as of December 18, 1998 by and between Registrant and Brian Herman
        4.6(7)           Registration Rights Agreement dated May 3, 1999 by and
                         between Registrant and Ernst & Young LLP
        4.7(8)           Securities Purchase Agreement dated October 12, 1999, by and between the Registrant and i2 Technologies, Inc.
        4.8(8)           Common Stock Purchase Warrant dated October 12, 1999, issued by the Registrant to i2 Technologies, Inc.
        4.9(8)           Registration Rights Agreement dated October 12, 1999, by and between the Registrant and i2 Technologies, Inc.
       10.1(6)           Note Purchase Agreement dated as of February 4, 1999 by and between the Registrant and Hewlett-Packard Company
       10.2**            Lease dated October 3, 1994 by and between the Registrant
                         and Oklahoma Christian Investment Corporation
       10.3(3)           Form of Subordinated Secured Convertible Promissory Note
                         dated as of February 4, 1999 issued by the Registrant in
                         favor of Hewlett-Packard Company
       10.4(6)           Security Agreement dated as of February 4, 1999 by and
                         between the Registrant and Hewlett-Packard Company
       10.5**            Exchange Agreement dated October 14, 1996 by and among the
                         Registrant, Robert L. Barcum, Robert N. Baker, Russell L.
                         Reinhardt, David B. North, John Simonelli, and Larry E.
                         Howell
       10.6(2)           Earn-out Agreement dated September 30, 1998 by and between the Registrant and The NetPlex Group, Inc.
       10.7(9)           Administrative Services Agreement dated August 31, 1998 by and between the Registrant and The NetPlex Group, Inc

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
       10.8(9)           Sublease dated September 1, 1998 by and between Applied
                         Intelligence Group, Inc. and The NetPlex Group, Inc.
       10.9(9)           Software Remarketing and Reselling Agreement effective as of
                         September 1, 1998 by and between the Registrant and The
                         NetPlex Group, Inc.
       10.10(3)          Form of Indemnification Agreement dated February 9, 1998 by and between the Registrant and the Registrant's executive
                         officers
       10.11(3)          Employment Agreement dated October 1, 1998 by and between
                         the Registrant and Lewis B. Kilbourne
       10.12(3)          Employment Agreement dated October 1, 1998 by and between
                         the Registrant and Robert N. Baker
       10.13(10)         The viaLink Company (f/k/a Applied Intelligence Group, Inc.)
                         1995 Stock Option Plan, as amended and restated effective
                         September 1, 1998
       10.14(11)         The viaLink Company (f/k/a Applied Intelligence Group, Inc.)
                         1998 Non-Qualified Stock Option Plan
       10.15(12)         The viaLink Company (f/k/a Applied Intelligence Group, Inc.)
                         1998 Stock Grant Plan
       10.16(13)         The viaLink Company (f/k/a Applied Intelligence Group, Inc.)
                         1997 Employee Stock Purchase Plan
       10.17(4)          The viaLink Company 1999 Stock Option/Stock Issuance Plan
       10.18(14)         1999 Stock Option/Stock Issuance Plan Form of Stock Option
                         Agreement
       10.19(14)         1999 Stock Option/Stock Issuance Plan Form of Stock Issuance
                         Agreement
       10.20(14)         1999 Stock Option/Stock Issuance Plan Form of Automatic
                         Stock Option Agreement
       10.21(4)          The viaLink Company 1999 Employee Stock Purchase Plan
       10.22(7)          Amended and Restated Alliance Agreement dated as of May 3,
                         1999 by and between the Registrant and Ernst & Young LLP
       10.23(7)          Master Services Agreement dated May 3, 1999 by and between the Registrant and Ernst & Young LLP
       10.24(8)          Alliance and Marketing Agreement dated October 12, 1999, by and between the Registrant and i2 Technologies, Inc.
       10.25(8)          Software License dated October 12, 1999, by and between the
                         Registrant and i2 Technologies, Inc.
       10.26             Office Building Sublease effective as of December 16, 1999, between Kerr-McGee Corporation and the Registrant
       10.27             Employment Agreement made as of April 1, 1999, by and
                         between the Registrant and J. Andrew Kerner
       10.28             Employment Agreement made as of April 9, 1999, by and
                         between the Registrant and David M. Lloyd
       10.29             Employment Agreement made as of April 8, 1999, by and
                         between the Registrant and Robert I. Noe
       10.30             Employment Agreement effective January 4, 2000 by and
                         between the Registrant and Patrick Fitzgerald.
       10.31             Form of Addendum to Employment Agreement between the
                         Registrant and J. Andrew Kerner
       10.32             Form of Addendum to Employment Agreement between the
                         Registrant and David M. Lloyd

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
       10.33             Form of Addendum to Employment Agreement between the
                         Registrant and Robert I. Noe
       21.1(3)           Subsidiaries of Registrant
       23.1              Consent of KPMG LLP
       23.2              Consent of PricewaterhouseCoopers LLP
       27                Financial Data Schedule

---------------

  ** Incorporated herein by reference to the Registrant's Registration Statement on Form SB-2 (Reg. No. 333-5038-D), as amended.

 (1) Incorporated herein by reference to the Registrant's Annual Report on Form 10-KSB for the year ending December 31, 1997.

 (2) Incorporated herein by reference to the Registrant's Definitive Information Statement on Schedule 14-C filed October 15, 1998.

 (3) Incorporated herein by reference to the Registrant's Definitive Proxy Statement on Schedule 14A (File No. 000-21729) filed April 19, 1999.

 (4) Incorporated herein by reference to the Registrant's Registration Statement on Form 8-A/A (File No. 333-05038-D) filed under Section 12(g) of the Exchange Act.

 (5) Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated February 4, 1999.

 (6) Incorporated herein by reference to the Registrant's Annual Report on Form 10-KSB for the year ending December 31, 1998.

 (7) Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated May 3, 1999.

 (8) Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated October 12, 1999.

 (9) Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated October 27, 1998.

(10) Incorporated herein by reference to the Registrant's Registration Statement on Form S-8, as amended (Reg. No. 333-69203).

(11) Incorporated herein by reference to the Registrant's Registration Statement on Form S-8, as amended (Reg. No. 333-69319).

(12) Incorporated herein by reference to the Registrant's Registration Statement on Form S-8, as amended (Reg. No. 333-47547).

(13) Incorporated herein by reference to the Registrant's Registration Statement on Form S-8, as amended (Reg. No. 333-30073).