Form 10QSB
period 2000-03-31
VIALINK CO
filed 2000-05-12
CIK 1017137

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------
                                  FORM 10-QSB
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

                                 (405) 936-2500
                (Issuer's Telephone Number, Including Area Code)
         Securities registered under Section 12(b) of the Exchange Act:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------                 -----------------------------------------
                     None                                           N/A

         Securities registered under Section 12(g) of the Exchange Act:

                         COMMON STOCK, $.001 PAR VALUE
                                (Title of Class)

                   REDEEMABLE COMMON STOCK PURCHASE WARRANTS
                                (Title of Class)
     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     As of April 15, 2000, the issuer had 20,045,769 outstanding shares of Common Stock. This number, as well as all other share numbers in this Form 10-KSB reflect the 2-for-1 split of our common stock effected on March 28, 2000.

     Transitional Small Business Disclosure Format:  Yes [ ]  No [X]

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        PART 1 -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  THE VIALINK COMPANY

                                     BALANCE SHEETS
                          DECEMBER 31, 1999 AND MARCH 31, 2000

                                                              DECEMBER 31,    MARCH 31,
                                                                  1999           2000
                                                              ------------   ------------
                                                                             (UNAUDITED)
                                         ASSETS

Current assets:
  Cash and cash equivalents.................................  $  8,616,305   $ 10,226,060
  Short-term investments, held to maturity..................     6,479,443      3,562,085
  Accounts receivable -- trade, net of allowance for
     doubtful accounts of $41,416 and $52,389,
     respectively...........................................       122,796        371,645
  Prepaid expenses and other current assets.................       868,112        699,041
                                                              ------------   ------------
          Total current assets..............................    16,086,656     14,858,831
Furniture, equipment and leasehold improvements, net........     2,473,281      3,021,748
Software development costs, net.............................     1,523,588      1,455,357
Deferred service fees.......................................     3,046,302      5,386,889
Other assets................................................       108,762        863,356
                                                              ------------   ------------
          Total assets......................................  $ 23,238,589   $ 25,586,181
                                                              ============   ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities..................  $  2,236,521   $  3,422,536
Long-term debt..............................................     4,230,720      5,400,920
                                                              ------------   ------------
          Total liabilities.................................     6,467,241      8,823,456
Commitments and Contingencies
Stockholders' equity:
  Common stock, $.001 par value; 50,000,000 shares
     authorized; 9,784,822 and 20,032,269 shares issued and
     outstanding, respectively..............................         9,785         20,032
  Additional paid-in capital................................    31,750,749     42,566,463
  Unearned stock compensation...............................    (1,389,079)    (1,055,150)
  Accumulated deficit.......................................   (13,600,107)   (24,768,620)
                                                              ------------   ------------
          Total stockholders' equity........................    16,771,348     16,762,725
                                                              ------------   ------------
          Total liabilities and stockholders' equity........  $ 23,238,589   $ 25,586,181
                                                              ============   ============

   The accompanying notes are an integral part of these financial statements.

                              THE VIALINK COMPANY

            STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 2000
                                  (UNAUDITED)

                                                                 1999           2000
                                                              -----------   ------------
Revenues....................................................  $   108,178   $    407,497
Operating expenses:
  Customer operations.......................................      278,500      1,727,813
  Development...............................................      142,631      1,857,037
  Selling and marketing.....................................      339,593      2,716,833
  General and administrative................................      985,527      4,028,121
  Depreciation and amortization.............................       84,763        265,053
                                                              -----------   ------------
          Total operating expenses..........................    1,831,014     10,594,857
                                                              -----------   ------------
Loss from operations........................................   (1,722,836)   (10,187,360)
Interest expense, net.......................................     (634,498)      (981,153)
Gain on sale of assets......................................      735,041             --
                                                              -----------   ------------
Net loss....................................................   (1,622,293)   (11,168,513)
Other comprehensive income:
  Unrealized gain on marketable securities, net of tax......    1,447,856             --
                                                              -----------   ------------
Comprehensive loss..........................................  $  (174,437)  $(11,168,513)
                                                              ===========   ============
Net loss per common share --
  Basic and diluted.........................................  $     (0.14)  $      (0.57)
                                                              ===========   ============
Weighted average common shares outstanding --
  Basic and diluted.........................................   11,467,208     19,708,626
                                                              ===========   ============

   The accompanying notes are an integral part of these financial statements.

                              THE VIALINK COMPANY

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                   FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                  (UNAUDITED)

                                     COMMON STOCK       ADDITIONAL      UNEARNED     ACCUMULATED
                                 --------------------     PAID-IN        STOCK         EARNINGS
                                   SHARES     AMOUNTS     CAPITAL     COMPENSATION    (DEFICIT)        TOTAL
                                 ----------   -------   -----------   ------------   ------------   ------------
Balance, December 31, 1999.....   9,784,822   $9,785    $31,750,749   $(1,389,079)   $(13,600,107)  $ 16,771,348
  Exercise of stock options and
    warrants...................     110,012      110        174,901                                      175,011
  Stock issued under employee
    stock purchase plan........       8,668        9         53,624                                       53,633
  Issuance of stock options to
    service providers..........                           2,995,716                                    2,995,716
  Issuance of stock options to
    employees..................                             997,500      (997,500)                            --
  Amortization of unearned
    stock compensation.........                                         1,331,429                      1,331,429
  Proceeds from issuance of
    common stock...............     200,403      200      5,849,800                                    5,850,000
  Issuance of common stock for
    services...................      23,086       23        754,078                                      754,101
  Two-for-one stock split,
    March 2000 (Note 7)........   9,905,278    9,905         (9,905)                                          --
  Net loss.....................                                                       (11,168,513)   (11,168,513)
                                 ----------   -------   -----------   -----------    ------------   ------------
Balance, March 31, 2000........  20,032,269   $20,032   $42,566,463   $(1,055,150)   $(24,768,620)  $ 16,762,725
                                 ==========   =======   ===========   ===========    ============   ============

   The accompanying notes are an integral part of these financial statements.

                              THE VIALINK COMPANY

                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 2000
                                  (UNAUDITED)

                                                                 1999           2000
                                                              -----------   ------------
Cash flows from operating activities:
  Net loss..................................................  $(1,622,293)  $(11,168,513)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization..........................      178,834        382,640
     Gain on sale of assets.................................     (462,042)            --
     Amortization of unearned stock compensation............           --      1,331,429
     Amortization of deferred service fee...................           --        655,129
     Non-cash interest expense on convertible debt..........      694,404      1,170,200
     Professional fees paid with common shares..............           --        275,949
     Increase (decrease) in cash for changes in:
       Accounts receivable, net.............................       66,433       (248,849)
       Other receivables....................................       39,352        500,069
       Prepaid expenses and other assets....................     (105,878)      (241,439)
       Accounts payable and accrued liabilities.............      (32,314)     1,186,015
                                                              -----------   ------------
          Net cash used in operating activities.............   (1,243,504)    (6,157,370)
                                                              -----------   ------------
Cash flows from investing activities:
  Capital expenditures......................................      (97,814)      (335,367)
  Collection on note receivable from sale of ijob...........      800,000             --
  Payment of deposits.......................................           --       (750,000)
  Purchase of short-term investments........................   (2,646,284)    (1,524,698)
  Proceeds upon maturity of short-term investments..........           --      4,442,056
  Capitalized expenditures for software development.........     (126,775)       (49,357)
                                                              -----------   ------------
          Net cash provided by (used in) investing
             activities.....................................   (2,070,873)     1,782,634
                                                              -----------   ------------
Cash flows from financing activities:
  Proceeds from convertible debt............................    6,000,000             --
  Proceeds from exercise of stock options, warrants and
     stock purchase plans...................................       87,091        228,644
  Proceeds from issuance of common stock, net of expenses...           --      5,850,000
  Payments of capital lease obligations.....................      (20,056)            --
  Payments of deferred offering costs.......................     (134,127)       (94,153)
                                                              -----------   ------------
          Net cash provided by financing activities.........    5,932,908      5,984,491
                                                              -----------   ------------
Net increase in cash and cash equivalents...................    2,618,531      1,609,755
Cash and cash equivalents, beginning of period..............      715,446      8,616,305
                                                              -----------   ------------
Cash and cash equivalents, end of period....................  $ 3,333,977   $ 10,226,060
                                                              ===========   ============
Supplemental schedule of non-cash investment activities:
  Issuance of common stock for software development
     services...............................................  $        --   $    478,152
                                                              ===========   ============

   The accompanying notes are an integral part of these financial statements.

                              THE VIALINK COMPANY

                         NOTES TO FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

     We provide subscription-based, business-to-business electronic commerce services that enable the consumer packaged goods (CPG) and grocery industries to more efficiently manage their highly complex supply chain information. Our services allow manufacturers, wholesalers, distributors and retailers to communicate, exchange and synchronize item, pricing and promotion information in a more cost-effective and accessible way than has been possible using traditional electronic and paper-based methods.

     Our objective is to become the industry-accepted electronic commerce provider for synchronizing item, price and promotion information for the CPG and grocery industries. We expect to continue our investment in marketing and sales activities, development of our viaLink services and customer support services to facilitate our plan to penetrate the market and build recurring revenues generated from subscriptions to our viaLink services. In order to implement this strategy, we believe that we will need significant additional capital resources and we are seeking additional financing sources and other potential technology, strategic and marketing partners. Consequently, we resemble a development stage company and will face many of the inherent risks and uncertainties that development stage companies face. There can be no assurance, however, that these efforts will be successful or that we will be able to obtain additional financing or agreements with other partners on commercially reasonable terms, if at all. Our failure to successfully negotiate such arrangements would have a material adverse effect on our business, financial condition and results of operations, including our viability as an enterprise. As a result of the high level of expenditures for investment in technology development, implementation, customer support services, and selling and marketing expenses, we expect to continue to incur losses in the foreseeable future periods until such time, if ever, as the recurring revenues from our viaLink services are sufficient to cover the expenses.

     Our clients and customers range from small retailers and suppliers to large corporations in the consumer packaged goods and grocery industries and are geographically dispersed throughout the United States.

2. BASIS OF PRESENTATION

     Reference is made to our Annual Report on Form 10-KSB for the year ended December 31, 1999.

     We have prepared the accompanying unaudited financial statements in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of our management, the accompanying unaudited financial statements contain all adjustments (consisting solely of normal recurring adjustments) considered necessary to present fairly our financial position and results of operations and cash flow. These interim unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report on Form 10-KSB, for the year ended December 31, 1999, as filed with the Securities and Exchange Commission on March 21, 2000.

     Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2000.

3. DIVESTITURES

     Effective September 1, 1998, we sold the assets related to our management consulting and systems integration services (including our proprietary Retail Services Application ("RSA") software) to The NetPlex Group, Inc. ("Consulting Assets Sale"). We received $3.0 million in cash and 643,770 shares of NetPlex preferred stock, with a market value of approximately $1.0 million at the date of the sale.

                              THE VIALINK COMPANY

     In conjunction with the Consulting Assets Sale, we entered into an earn-out agreement that provides for quarterly cash payments aggregating up to $1.5 million based on revenues generated from the assets sold to NetPlex through March 31, 2000. During the three months ended March 31, 1999, we accrued payments in accordance with the Consulting Assets Sale earn-out agreement in the amount of $273,000, representing the estimated earn-out. During 1999, NetPlex did not make the contractually required payments in the time periods specified in the earn-out agreement. During the three months ended March 31, 2000, however, we received payment for the amounts recognized through September 30, 1999, but have not received payments for any period subsequent to September 30, 1999. As such, there can be no assurance that future payments will be made. Due to this uncertainty, no amounts have been recorded under the earn-out agreement during the three months ended March 31, 2000.

     Our financial statements as of December 31, 1999 and March 31, 2000 and the statements of operations for the three month periods ended March 31, 1999 and 2000 do not include the assets and operations of the consulting and systems integration assets.

4. SHORT-TERM INVESTMENTS

     At March 31, 2000, all marketable debt securities were classified as held-to-maturity and carried at amortized cost. Short-term investments consisted of the following:

Certificates of deposit.................................   $1,600,000
Commercial paper........................................    1,962,085
                                                           ----------
          Total short-term investments..................   $3,562,085
                                                           ==========

     At March 31, 2000, the estimated fair value of each investment approximated its amortized cost, and therefore, there were no significant unrealized gains or losses.

5. RECONCILIATION FOR BASIC AND DILUTED EARNINGS PER SHARE ("EPS")

     A reconciliation of the numerators and the denominators used in the calculation of earnings (loss) per share is as follows for the three months ended March 31:

                                                               1999           2000
                                                            -----------   ------------
Basic:
  Net loss................................................  $  (174,437)  $(11,168,513)
  Weighted average common shares outstanding..............   11,467,208     19,708,626
                                                            -----------   ------------
  Loss per share..........................................  $     (0.14)  $      (0.57)
                                                            ===========   ============
Diluted:
  Net loss................................................  $  (174,437)  $(11,168,513)
  Weighted average common shares outstanding..............   11,467,208     19,708,626
  Add: Net effect of dilutive potential shares............           --             --
                                                            -----------   ------------
                                                             11,467,208     19,708,626
                                                            -----------   ------------
  Loss per share..........................................  $     (0.14)  $      (0.57)
                                                            ===========   ============

     For the three months ended March 31, 2000, options to purchase 11,076,776 shares at a weighted average exercise price of $6.90 and warrants to purchase 43,000, 746,268 and 40,080 shares of common stock at $1.50, $6.70 and $41.92, respectively, and 3,795,000 shares of common stock to be issued upon the conversion of the note issued to Hewlett-Packard were outstanding, but were not included in the computation of diluted earnings per share because the effect of these outstanding options, warrants and stock issuable upon conversion of debt would be antidilutive.

                              THE VIALINK COMPANY

     For the three months ended March 31, 1999, options to purchase 6,319,832 shares at a weighted average exercise price of $0.91 and warrants to purchase 3,680,000 and 720,000 shares of common stock at $1.25 and $1.50, respectively, and 3,428,572 shares of common stock to be issued upon the conversion of the note issued to Hewlett-Packard were outstanding, but were not included in the computation of diluted earnings per share because the effect of these outstanding options, warrants and stock issuable upon conversion of debt would be antidilutive.

6. LONG-TERM DEBT

     On February 4, 1999, the Company entered into a financing agreement and note purchase agreement with Hewlett-Packard pursuant to which Hewlett-Packard purchased a $6.0 million secured subordinated promissory note. This note bears interest at 11.5% per annum, with interest payments deferrable to maturity in February 2004. The Company received stockholders' approval at its 1999 annual meeting to exchange the original note for a subordinated secured convertible promissory note, convertible into common stock at the option of Hewlett-Packard beginning August 2000 at a conversion price of $1.75 per share. The Company may demand conversion at maturity. The closing of the purchase of the note occurred as of February 5, 1999. At March 31, 2000, contractual interest of $793,973 is included in the note payable balance as the amounts become convertible with the note balance.

     The Emerging Issues Task Force ("EITF") Issue 98-5 requires that beneficial conversion features present in convertible securities should be recognized and measured by allocating a portion of the proceeds equal to the value of that feature to additional paid-in capital. The value of the beneficial conversion feature in the note with Hewlett-Packard was approximately $20.0 million at the commitment date. However, the value allocated to additional paid-in capital is limited to the $6.0 million proceeds based on the prescribed accounting. Accordingly, we have allocated the full amount of proceeds to the beneficial conversion feature and recorded $6.0 million as additional paid-in capital at the time of closing. This amount is being accreted by charges to interest expense and corresponding increases in long-term debt during the period from issuance of the note to August 2000 when the note becomes convertible. Non-cash interest charges of $592,000 and $1.0 million were recognized during the three months ended March 31, 1999 and 2000 respectively, and the Company will recognize approximately $1.0 million in non-cash interest expense, per quarter, through August 2000.

7. INCOME TAXES

     SFAS 109 requires that the Company record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax asset depends on the Company's ability to generate sufficient taxable income in the future. The Company has recognized a full valuation allowance for the amount of net deferred tax asset at December 31, 1999 and March 31, 2000 since the Company resembles a development stage company and has no history of profitability.

8. COMMON STOCK

     On March 1, 2000, the Company's board of directors declared a two-for-one split of the common stock in the form of a stock dividend. Par value of the common stock remained $0.001 per share. The stock split was effective March 28, 2000. Stockholders' equity accounts have been adjusted to reflect the reclassification of an amount equal to the par value of the increase in issued shares from additional paid-in capital to the common stock account.

     On March 22, 2000, the Company entered into a Securities Purchase Agreement pursuant to which i2 Technologies, Inc., Hewlett-Packard Company and Millennium Partners, L.P., paid us an aggregate of $6.0 million in consideration for (1) 200,403 shares of our common stock and (2) warrants to purchase

                              THE VIALINK COMPANY

30,063 shares of our common stock at an exercise price of $41.92 per share. The warrants can be exercised at any time on or before March 24, 2003. Additionally, we issued warrants to purchase 2,672 shares of our common stock at an exercise price of $44.91 to an investment bank for facilitating the Securities Purchase Agreement.

     On March 22, 2000, we filed a registration statement with the Securities and Exchange Commission for the offering of approximately $120 million of our common stock. In addition, common stock may be sold by existing stockholders if the underwriters elect to exercise their over-allotment option. We will not receive any proceeds from the sale of shares of common stock by the selling stockholders. The registration statement relating to these securities has been filed with the Securities and Exchange Commission, but has not yet become effective.

9. COMMITMENTS & CONTINGENCIES

     In December 1997, we entered into an agreement with Investor Awareness to provide investor relations services. Subject to certain criteria in the agreement, Investor Awareness would be granted an option to purchase 40,000 shares of our common stock at $1.5625 per share. We believe the criteria were not met and that Investor Awareness did not earn the option to purchase the 40,000 shares. Investor Awareness has filed a lawsuit alleging we failed to issue the option under the terms of the agreement. We have recorded an expense of $630,000 included in general and administrative expense for the three month period ended March 31, 2000, representing managements estimate of the excess of the market value over the purchase price of the estimated shares which could be issued as part of a settlement with Investor Awareness.

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

     Our expectations with respect to future results of operations that may be embodied in oral and written forward-looking statements, including any forward-looking statements that may be included in this Report, are subject to risks and uncertainties that must be considered when evaluating the likelihood of our realization of such expectations. Our actual results could differ materially. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Additional Factors That May Affect Future Results."

OVERVIEW

     We are a provider of subscription-based, business-to-business electronic commerce services that enable CPG and grocery industry participants to efficiently manage their highly complex supply chain information.

                              THE VIALINK COMPANY

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

     In 1993, we began the design and development of viaLink, an Internet-based subscription service to complement our existing consulting business. We introduced the syncLink service, formerly marketed and sold as Item Catalog, in January 1997. In 1998, we made the strategic decision to focus primarily on our viaLink services. As a result, we sold our management consulting and systems integration assets to The NetPlex Group, Inc. in September 1998 and changed our name to The viaLink Company in October 1998. In December 1998, we sold ijob, our wholly-owned subsidiary which operated our Web-based human resources recruiting application, to DCM Company.

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

     We reported a substantial loss from operations for the fiscal year ended December 31, 1999 and for the three months ended March 31, 2000, and we expect to report substantial losses for the foreseeable future. The extent of these losses will depend primarily on the amount of revenues generated from implementations of and subscriptions to our viaLink services, which have not yet achieved market acceptance or significant market penetration. In order to achieve market penetration, we expect to continue our high level of expenditures for sales and marketing and development of our viaLink services. These expenses substantially exceed our revenues, which to date have been minimal. As a result, we expect to incur losses in future periods until such time as the recurring revenues from these services are sufficient to cover expenses.

                              THE VIALINK COMPANY

RESULTS OF OPERATIONS

  Comparison of First Quarter 1999 ("1999") to First Quarter 2000 ("2000")

     Revenues. Our total revenues increased from $108,000 for the first quarter 1999, to $407,000 for the first quarter 2000. The increase in revenues was the result of an $83,000 increase in subscription and service revenues from 1999 to 2000 and a $216,000 increase in implementation revenues from 1999 to 2000.

     Customer Operations. Customer operations expense consists of personnel costs associated with implementation, consulting and other services and costs of operating, maintaining and accessing our technical operations and hosting facilities. Customer operations expense also includes the cost of providing support and maintenance to customers. Our customer operations expense increased from $279,000 in 1999, to $1.7 million in 2000. This increase is largely due to our expanded operations platform including the hosting of our technical operations by Hewlett-Packard and increased personnel costs for our implementation and customer service teams.

     Development. Development expense includes personnel and contract labor costs and professional fees incurred for product development, enhancements, upgrades, quality assurance and testing. Our development expenses increased from $143,000 for 1999, to $1.9 million in 2000. This increase was due primarily to an increase in personnel costs and professional fees for product development. Additionally, $353,000 of non-cash service costs is included in development expense in 2000 for the amortization of a portion of the fair value of the warrants and options issued to Ernst & Young, i2 Technologies and other service providers, reflecting the development efforts provided. We are utilizing and will increase our reliance on our alliance partners and other vendors to advance our development efforts. We are currently undertaking various projects that we expect will result in continued increases in these expenses for the foreseeable future.

     Selling and Marketing. Selling and marketing expense consists primarily of personnel costs, travel, promotional events, including trade shows, seminars and technical conferences, advertising and public relations programs. Selling and marketing expense increased from $340,000 in 1999, to $2.7 million in 2000. This increase was primarily due to the expansion of our sales, business development and marketing team from four persons at January 1, 1999 to 16 persons at March 31, 2000 and our new marketing and promotional program to promote our viaLink services. This new program resulted in an increase in advertising, travel and other professional fees of approximately $1.2 million. Additionally, $250,000 of non-cash service costs for the amortization of a portion of the fair value of the warrants and options issued to Ernst & Young, i2 Technologies and other service providers reflecting the selling and marketing efforts provided are included in selling and marketing expense. We expect these expenses will continue to increase in the foreseeable future.

     General and Administrative (G&A). G&A expense consists primarily of the personnel and other costs of the finance, human resources, administrative and executive departments and the fees and expenses associated with legal, accounting and other services. G&A expense increased from $1.0 million in 1999, to $4.0 million in 2000. This increase in G&A expense includes $1.6 million of non-cash stock compensation for agreements executed during 2000, as more fully discussed in Note 7 to the financial statements. The remainder of the increase is attributable to increased personnel costs for key executive and management staff and the related increase in personnel expenses for the administrative infrastructure built to support future operations. In addition, G&A expense also increased due to an increase in legal, consulting and other professional fees. As a result of our significant efforts to develop internal processes and infrastructure to support the expected increase in operational activity and scale, we anticipate that our G&A expense will continue to increase in absolute dollars for the foreseeable future.

     Depreciation and Amortization. Depreciation and amortization expense increased from $85,000 in 1999, to $265,000 during the first quarter of 2000. This increase reflects the effect of capital expenditures in 1999 and 2000 for new computer hardware and software to support the viaLink services.

                              THE VIALINK COMPANY

     Interest Expense, Net. Interest expense, net, increased from $634,000 in 1999 to $981,000 in 2000. This increase reflects the partial period inclusion of interest on the promissory note we issued to Hewlett-Packard in February 1999. The Note is for $6.0 million at 11.5% interest, plus the amortization of the beneficial conversion feature of the note as more fully discussed in Note 5 to the financial statements. We will continue to record non-cash interest charges of approximately $1.0 million per quarter until the conversion date of August 5, 2000. Interest expense is offset by interest income on short-term investments.

     Gain on Sale of Assets. Gain on sale of assets of $735,000 during the first quarter 1999 reflects the recognition of the deferred gain of $462,000 upon collection of the note receivable due to us in connection with the sale of ijob. We also recorded $273,000 of income under the earn-out agreement with NetPlex during 1999. Due to the potential for non-payment, no amounts have been recorded under the NetPlex earn-out agreement during the first quarter of 2000. We will continue to record income under the earn-out agreement as we receive payments.

     Tax Provision. Deferred tax assets and deferred tax liabilities are separately recognized and measured at currently enacted tax rates for the tax effect of temporary differences between the financial reporting and tax reporting bases of assets and liabilities, and net operating loss and tax credit carryforwards for tax purposes. A valuation allowance must be established for deferred tax assets if it is not "more likely than not" that all or a portion will be realized. We have established a full valuation allowance for the net deferred tax assets as of December 31, 1999 and March 31, 2000, generated by losses recorded in 1999 and the first quarter of 2000. We will continue to provide a full valuation allowance for future and current net deferred tax assets until such time as we believe it is more likely than not that the asset will be realized.

     Other Comprehensive Income. Other comprehensive income in 1999 includes an unrealized gain of $1.4 million, representing the net increase in market value of the 643,770 shares of NetPlex capital stock from January 1, 1999 to March 31, 1999 received as consideration from the sale of our consulting and systems integration assets. These securities were sold in December 1999.

LIQUIDITY AND CAPITAL RESOURCES

     Due to the sale of our consulting and systems integration assets and the sale of ijob, we are unable to rely on our historical revenues and we expect future cash requirements in connection with sales and marketing and investment in our viaLink services will be substantial. As a result of these sales, we now resemble a development stage company because our planned principal operations have not yet generated significant revenues. As of March 31, 2000, we had cash, cash equivalents and short-term investments of $13.8 million.

     During the three months ended March 31, 2000, we used $6.2 million in operating activities, reflecting a net loss of $11.2 million. Cash used in operating activities also reflects $3.4 million for non-cash stock compensation and interest expense for the conversion feature of the Hewlett-Packard note, $383,000 of depreciation and amortization and a $1.2 million increase in cash provided by other working capital changes.

     During the three months ended March 31, 2000, investing activities provided $1.8 million in net cash resulting from $4.4 million in maturities of short-term investments offset by reinvestment of $1.5 million. Investment activities also reflects $385,000 in capital expenditures and capitalized software development costs. Also included in investing activities was a payment of $750,000 as part of an agreement with a third party company which places restrictions upon the third party's ability to sell, transfer or pledge its assets or common stock until May 31, 2000.

     During the three months ended March 31, 2000, financing activities provided net cash of $6.0 million, primarily the result of the issuance of 200,403 shares of our common stock. Additionally, we received $229,000 in proceeds from the exercise of our stock options and warrants and stock purchase plans, offset in part by approximately $94,000 of offering costs.

                              THE VIALINK COMPANY

     We currently do not have a credit facility available to borrow additional funds. We have incurred operating losses and negative cash flow in the past and expect to incur operating losses and negative cash flow for the foreseeable future. We expect our spending to increase steadily for the foreseeable future for further technology and product development, increased sales and marketing expenditures and other technology and database costs. We also expect to hire additional management, development and support/service employees. To support this level of spending, we must use our current cash, cash equivalents and collection of accounts receivable to operate the business and/or eventually obtain additional financing. We cannot be certain when operating revenues will exceed operating costs, if ever.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board, issued SFAS No.
133. SFAS No. 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS No. 133 requires that all derivatives be recognized at fair value in the balance sheet, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. SFAS No. 133 will be effective for fiscal years beginning after June 15, 2000. We do not expect SFAS No. 133 to have a material effect on our financial position or results of operations.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

     You should carefully consider these factors that may affect future results, together with all of the other information included in this Form 10-QSB, in evaluating our business. The risks and uncertainties described below are those that we currently believe may materially affect us. Additional risks and uncertainties that we are unaware of or that we currently deem immaterial also may become important factors that affect us.

     Keep these risks in mind when you read "forward-looking" statements elsewhere in this Form 10-QSB. These are statements that relate to our expectations for future events and time periods. Generally, the words "anticipate," "expect," "intend," and similar expressions identify forward-looking statements. Forward-looking statements involve risks and uncertainties, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements. Please see "Special Cautionary Note Regarding Forward-Looking Statements" below in this Item 2.

DUE TO THE RECENT SALE OF OUR CONSULTING AND SYSTEMS INTEGRATION ASSETS AND THE SALE OF OUR SUBSIDIARY, IJOB, INC., WE NEED TO REPLACE MOST OF OUR HISTORICAL REVENUES WITH REVENUES FROM OUR VIALINK SERVICES.

     We have historically derived substantially all of our revenues from providing management consulting services and computer systems integration services to the retail and wholesale distribution industries. In order to permit us to focus our resources primarily on developing and marketing our viaLink services, we sold the assets underlying our management consulting services and computer systems integration services, and we sold our wholly-owned subsidiary, ijob, Inc. We had previously generated over 90% of our total revenues from these operations.

     As a result of these sales, we are now substantially dependent on revenues generated from our viaLink services. Our viaLink services have achieved limited market acceptance and, to date, have accounted for an insignificant amount of our historical revenues. Consequently, we resemble a development stage company and

                              THE VIALINK COMPANY
will face many of the inherent risks and uncertainties that development stage companies face. These risks include, but are not limited to, our:

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

WE MAY BE UNABLE TO OBTAIN THE ADDITIONAL CAPITAL REQUIRED TO GROW OUR BUSINESS

     We intend to continue our investment in and development of our services and technology, expansion of our sales and marketing activities and expansion into other industries and geographic markets and expect to incur significant expenditures upon relocation of our corporate headquarters. We have incurred operating losses and negative cash flow in the past and expect to incur operating losses and negative cash flow in the future. Our ability to fund our planned working capital and capital expenditures will depend largely upon our ability to obtain sufficient capital. Our future capital requirements will depend on a number of factors, including:

     - Our services achieving market acceptance;

     - Our services producing a sustainable revenue stream;

     - Our working capital requirements; and

     - Our level of our investment in and development of our services and technology.

     We may not be able to obtain the additional capital resources necessary to satisfy our cash requirements or to implement our growth strategy successfully. If we cannot obtain adequate additional capital resources, we will be forced to curtail our planned business expansion. We may also be unable to fund our ongoing operations, including investment in and development of our services and technology, expansion of our sales and marketing activities and expansion into other industries and geographic markets.

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

                              THE VIALINK COMPANY

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

WE HAVE A HISTORY OF OPERATING LOSSES AND EXPECT FUTURE OPERATING LOSSES.

     We have a history of operating losses, and we expect to incur net losses for the foreseeable future. We incurred net operating losses of approximately $2.9 million in 1997, $1.5 million in 1998 and $13.8 million in 1999. As of March 31, 2000, we had an accumulated deficit of approximately $24.8 million representing the sum of our historical net losses. We expect to expend significant resources to aggressively develop and market our services into an unproven market. Therefore, we expect to have negative cash flow and net losses from operations for the foreseeable future. We may never generate sufficient revenues to achieve or sustain profitability or generate positive cash flow.

THE UNPREDICTABILITY OF OUR QUARTER-TO-QUARTER RESULTS COULD CAUSE OUR STOCK PRICE TO BE VOLATILE OR DECLINE.

     Our future operating results may vary significantly from quarter to quarter due to a variety of factors, many of which are outside our control. Our expense levels are based primarily on our estimates of future

                              THE VIALINK COMPANY
revenues and are largely fixed in the short term. Due in large part to our uncertainty regarding the success of our services, we cannot predict with certainty our quarterly revenues and operating results. We may be unable to adjust spending rapidly enough to compensate for any unexpected revenue shortfall caused by factors such as delayed or lack of market acceptance of our services. Further, we believe that period-to-period comparisons of our operating results are not necessarily a meaningful indication of future performance, especially in light of the significant changes in our business that we have undertaken. It is possible that in one or more future quarters, our results may fall below the expectations of securities analysts or investors. If this occurs, the trading price of our common stock would likely be volatile or decline.

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

     As a result of our issuing a $6.0 million subordinated secured convertible promissory note to Hewlett-Packard, our debt service requirements will increase substantially when we are required to repay the note in February 2004. The degree to which we are leveraged could materially adversely affect our ability to obtain future financing and could make us more vulnerable to industry downturns, general economic downturns and competitive pressures. Our ability to meet our debt obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations. Additionally, beginning in August 2000, all principal and interest due under the note may be converted into

                              THE VIALINK COMPANY
shares of our common stock at $1.75 per share, a substantial discount from our current stock price, which would result in substantial dilution to our stockholders.

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

WE EXPECT TO FACE INCREASED COMPETITION. IF WE ARE UNABLE TO COMPETE SUCCESSFULLY, OUR BUSINESS WILL BE HARMED.

     Currently, we do not know of any direct competition for our electronic commerce services. However, we believe direct competition for our services will develop and increase in the future. If we face increased

                              THE VIALINK COMPANY
competition, we may not be able to sell our viaLink services on terms favorable to us. Furthermore, increased competition could reduce our market share or require us to reduce the price of our services.

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

                              THE VIALINK COMPANY

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

                              THE VIALINK COMPANY

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

                              THE VIALINK COMPANY

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

OUR CUSTOMER BASE IS CONCENTRATED AND OUR SUCCESS DEPENDS IN PART ON OUR ABILITY TO RETAIN EXISTING CUSTOMERS AND SUBSCRIBERS.

     If one or more of our major customers were to substantially reduce or terminate their use of our services, our business, operating results and financial condition would be harmed. In 1999, we derived 70% of our total

                              THE VIALINK COMPANY
revenues from our five largest customers. Our largest customer in 1999 accounted for approximately 27% of our total revenues. The amount of our revenues attributable to specific customers is likely to vary from year to year. We do not have long-term contractual commitments with any of our current subscribers, and our subscribers may terminate their contracts with little or no advance notice and without significant penalty. As a result, we cannot be certain that any of our current subscribers will be subscribers in future periods. A subscriber termination would not only result in lost revenue, but also the loss of subscriber references that are necessary for securing future subscribers.

THE PRICE OF OUR COMMON STOCK MAY DECLINE DUE TO SHARES ELIGIBLE FOR FUTURE
SALE.

     Sales of a substantial number of shares of common stock could adversely affect the market price of the common stock and could impair our ability to raise capital through the sale of equity securities. As of April 15, 2000, we had outstanding 20,045,769 shares of common stock. Of these shares:

     - 16,013,812 shares are freely tradable without restriction or further registration under the Securities Act unless purchased by our "affiliates;" and

     - 4,031,957 shares of common stock are "restricted securities" as defined in Rule 144 of the Securities Act.

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

     Pursuant to the $6.0 million subordinated secured convertible promissory note we issued to Hewlett-Packard, Hewlett-Packard may convert the note into shares of our common stock at a conversion price of $1.75 per share beginning in August 2000. Hewlett-Packard is also entitled to request the registration of 66,801 shares of our common stock purchased by them and 10,021 shares of our common stock issuable to them upon the exercise of a warrant we issued to them in connection with a private placement.

     Pursuant to our agreement with Ernst & Young, Ernst & Young is entitled to request the registration of 750,000 shares of our common stock which were purchased by them upon the exercise of a warrant.

     Pursuant to our agreement with i2 Technologies, i2 Technologies is entitled to request the registration of 962,337 shares of our common stock which were purchased by them and 756,289 shares of common stock issuable to them upon exercise of the warrants.

     In addition, we are required to register 66,801 shares of our common stock which were purchased by Millennium Partners and 10,021 shares of our common stock issuable to them upon the exercise of a warrant issued to them in connection with a private placement, upon the later to occur of 120 days following the close of the private placement or 30 days following the effective date of our registration statement on Form SB-2.

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

                          PART II -- OTHER INFORMATION

        SPECIAL PRECAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Form 10-QSB contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "intend," "anticipate," "believe," "estimate," "continue" and other similar words. You should read statements that contain these words carefully because they discuss our future expectations, make projections of our future results of operations or of our financial condition or state other "forward-looking" information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control. The factors listed in the sections captioned "Additional Factors That May Affect Future Results" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as any cautionary language in this Form 10-QSB, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.

ITEM 1. LEGAL PROCEEDINGS

     Reference is made to Item 3 of Part I of our Annual Report on Form 10-QSB for the year ended December 31, 1999.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     During the three months ended March 31, 2000, we entered into a Securities Purchase Agreement pursuant to which i2 Technologies, Inc., Hewlett-Packard Company and Millennium Partners, L.P., paid us an aggregate of $6.0 million in consideration for (1) 200,403 shares of our common stock and (2) warrants to purchase 30,063 shares of our common stock at an exercise price of $41.92 per share. The warrants can be exercised at any time on or before March 24, 2003. Additionally, we issued warrants to purchase 2,672 shares of our common stock at an exercise price of $44.91 to an investment bank for facilitating the Securities Purchase Agreement. The net proceeds of this issuance will be used to fund further investment in and the development of our services and technology, expansion of our sales and marketing activities, expansion into other industries and geographical markets, relocation of our corporate headquarters, and working capital and other general corporate purposes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     The following instruments are included as exhibits to the report. Exhibits incorporated by reference are so indicated.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         4.1(1)          -- Securities Purchase Agreement dated as of March 22, 2000, by and among the Registrant and the Purchasers listed on
                            Schedule I thereto.
         4.2(1)          -- Common Stock Purchase Warrant dated March 24, 2000, by
                            the Registrant in the favor of Hewlett-Packard Company.
         4.3(1)          -- Common Stock Purchase Warrant dated March 24, 2000, by
                            the Registrant in the favor of i2 Technologies, Inc.
         4.4(1)          -- Common Stock Purchase Warrant dated March 24, 2000, by
                            the Registrant in the favor of Millennium Partners, L.P.
         4.5(1)          -- Amendment No. 1 to Registration Rights Agreement dated as of March 22, 2000, by and among the Registrant and
                            Hewlett-Packard Company.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         4.6(1)          -- Amendment No. 1 to Registration Rights Agreement dated as of March 22, 2000, by and among the Registrant and i2
                            Technologies, Inc.
         4.7(1)          -- Registration Rights Agreement dated as of March 22, 2000, by and between the Registrant and Millennium Partners,
                            L.P.
         4.8             -- Common Stock Purchase Warrant dated March 24, 2000 by the
                            Registrant in favor of AGE Investments, Inc.
         4.9             -- Registration Rights Agreement dated as of April   , 2000
                            by and between the Registrant and AGE Investments, Inc.
        10.1(2)          -- Employment Agreement effective January 4, 2000 by and
                            between the Registrant and Patrick Fitzgerald.
        10.2             -- Addendum to Employment Agreement effective as of March
                            10, 2000 by and between the Registrant and J. Andrew
                            Kerner.
        10.3             -- Addendum to Employment Agreement effective as of March
                            10, 2000 by and between the Registrant and David M.
                            Lloyd.
        10.4             -- Addendum to Employment Agreement dated March 14, 2000 by and between the Registrant and Robert I. Noe.
        27               -- Financial Data Schedule

---------------

(1) Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated March 22, 2000.

(2) Incorporated herein by reference to the Registrant's Annual Report on Form 10-KSB for the year ending December 31, 1999.

     (b) Reports on Form 8-K.

     The Registrant filed a Current Report on Form 8-K, dated March 1, 2000, reporting pursuant to Items 5 and 7 of such Form the declaration of a two-for-one split of shares of the Registrant's common stock to be effected in the form of a stock dividend of one share for each share of common stock outstanding payable to stockholders of record on March 17, 2000.

     The Registrant filed a Current Report on Form 8-K, dated March 22, 2000, reporting pursuant to Item 5 of such Form the private placement of $6,000,000 of the Registrant's common stock.

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

Date: May 12, 2000

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

Date: May 12, 2000

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         4.1(1)          -- Securities Purchase Agreement dated as of March 22, 2000, by and among the Registrant and the Purchasers listed on
                            Schedule I thereto.
         4.2(1)          -- Common Stock Purchase Warrant dated March 24, 2000, by
                            the Registrant in the favor of Hewlett-Packard Company.
         4.3(1)          -- Common Stock Purchase Warrant dated March 24, 2000, by
                            the Registrant in the favor of i2 Technologies, Inc.
         4.4(1)          -- Common Stock Purchase Warrant dated March 24, 2000, by
                            the Registrant in the favor of Millennium Partners, L.P.
         4.5(1)          -- Amendment No. 1 to Registration Rights Agreement dated as of March 22, 2000, by and among the Registrant and
                            Hewlett-Packard Company.
         4.6(1)          -- Amendment No. 1 to Registration Rights Agreement dated as of March 22, 2000, by and among the Registrant and i2
                            Technologies, Inc.
         4.7(1)          -- Registration Rights Agreement dated as of March 22, 2000, by and between the Registrant and Millennium Partners,
                            L.P.
         4.8             -- Common Stock Purchase Warrant dated March 24, 2000 by the
                            Registrant in favor of AGE Investments, Inc.
         4.9             -- Registration Rights Agreement dated as of April   , 2000
                            by and between the Registrant and AGE Investments, Inc.
        10.1(2)          -- Employment Agreement effective January 4, 2000 by and
                            between the Registrant and Patrick Fitzgerald.
        10.2             -- Addendum to Employment Agreement effective as of March
                            10, 2000 by and between the Registrant and J. Andrew
                            Kerner.
        10.3             -- Addendum to Employment Agreement effective as of March
                            10, 2000 by and between the Registrant and David M.
                            Lloyd.
        10.4             -- Addendum to Employment Agreement dated March 14, 2000 by and between the Registrant and Robert I. Noe.
        27               -- Financial Data Schedule

---------------

(1) Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated March 22, 2000.

(2) Incorporated herein by reference to the Registrant's Annual Report on Form 10-KSB for the year ending December 31, 1999.