Form 10QSB
period 2000-06-30
VIALINK CO
filed 2000-08-14
CIK 1017137

===============================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                        COMMISSION FILE NUMBER: 000-21729

                               THE VIALINK COMPANY
                 (Name of Small Business Issuer in its Charter)

                             DELAWARE                 73-1247666
                 (State of Other Jurisdiction      (I.R.S. Employer
                Incorporation or Organization)    Indemnification No.)

                  13155 NOEL ROAD, SUITE 800
                         DALLAS, TEXAS                   75240
          (Address of Principal Executive Offices)     (Zip Code)


                                 (972) 934-5500
                (Issuer's Telephone Number, Including Area Code)
                                13800 Benson Road
                           Edmond, Oklahoma 73013-6417
                                (Former Address)

         Securities registered under Section 12(b) of the Exchange Act:

                                     (none)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes [X] No [ ]

     As of August 9, 2000, the issuer had 21,291,688 outstanding shares of Common Stock. This number, as well as all other share numbers in this Form 10-KSB reflect the 2-for-1 split of our common stock effected on March 28, 2000.

     Transitional Small Business Disclosure Format: Yes [ ] No [X]



================================================================================

                         PART 1 -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               THE VIALINK COMPANY

                           CONSOLIDATED BALANCE SHEETS
                       DECEMBER 31, 1999 AND JUNE 30, 2000

                                                                DECEMBER 31,        JUNE 30,
                                                                    1999              2000
                                                                ------------       ----------
                                                                                   (UNAUDITED)

                                     ASSETS

Current assets:
  Cash and cash equivalents ...............................      $  8,616,305       $ 15,967,512
  Short-term investments, held to maturity ................         6,479,443                 --
  Accounts receivable-- trade, net of allowance for
     doubtful accounts of $41,000 and $35,000,
     respectively .........................................           122,796            339,136
  Prepaid expenses and other current assets ...............           868,112          1,078,642
                                                                 ------------       ------------
          Total current assets ............................        16,086,656         17,385,290
Furniture, equipment and leasehold improvements, net ......         2,473,281          3,267,137
Software development costs, net ...........................         1,523,588          1,516,966
Deferred service fees .....................................         3,046,302          4,428,348
Other assets ..............................................           108,762            139,234
                                                                 ------------       ------------
          Total assets ....................................      $ 23,238,589       $ 26,736,975
                                                                 ============       ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities ................      $  2,236,521       $  2,586,150
Long-term debt ............................................         4,230,720          6,571,119
                                                                 ------------       ------------
          Total liabilities ...............................         6,467,241          9,157,269
Commitments and Contingencies
Stockholders' equity:
  Common stock, $.001 par value; 150,000,000 shares
     authorized; 9,784,822 and 21,249,795 shares issued and
     outstanding, respectively ............................             9,785             21,250
  Additional paid-in capital ..............................        31,750,749         53,190,496
  Unearned stock compensation .............................        (1,389,079)          (791,471)
  Accumulated deficit .....................................       (13,600,107)       (34,840,569)
                                                                 ------------       ------------
          Total stockholders' equity ......................        16,771,348         17,579,706
                                                                 ------------       ------------
          Total liabilities and stockholders' equity ......      $ 23,238,589       $ 26,736,975
                                                                 ============       ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                               THE VIALINK COMPANY

             CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE
             INCOME (LOSS) FOR THE THREE MONTHS AND SIX MONTHS ENDED
                             JUNE 30, 1999 AND 2000
                                   (UNAUDITED)


                                                       THREE MONTHS ENDED JUNE 30,             SIX MONTHS ENDED JUNE 30,
                                                     --------------------------------       -------------------------------
                                                          1999               2000               1999               2000
                                                     ------------       -------------       ------------       ------------

Revenues ......................................      $    117,220       $     302,646       $    225,398       $     710,143
Operating expenses:
  Customer operations .........................           472,842           2,028,074            751,342           3,755,887
  Development .................................           228,035           1,665,752            370,666           3,522,789
  Selling and marketing .......................           371,229           3,040,461            710,822           5,757,294
  General and administrative ..................         1,270,475           2,457,533          2,256,002           6,485,654
  Depreciation and amortization ...............            84,582             337,055            169,345             602,108
                                                     ------------       -------------       ------------       -------------
          Total operating expenses ............         2,427,163           9,528,875          4,258,177          20,123,732
                                                     ------------       -------------       ------------       -------------
Loss from operations ..........................        (2,309,943)         (9,226,229)        (4,032,779)        (19,413,589)
Interest expense, net .........................        (1,136,179)           (970,139)        (1,770,677)         (1,951,292)
Gain on sale of assets ........................           300,000             124,419          1,035,041             124,419
                                                     ------------       -------------       ------------       -------------
Net loss ......................................        (3,146,122)        (10,071,949)        (4,768,415)        (21,240,462)
Other comprehensive income:
  Unrealized gain on marketable securities,
  net of tax ..................................                --                  --          1,447,856                  --
                                                     ------------       -------------       ------------       -------------
Comprehensive loss ............................      $ (3,146,122)      $ (10,071,949)      $ (3,320,559)      $ (21,240,462)
                                                     ============       =============       ============       =============
Net loss per common share--
  Basic and diluted ...........................      $      (0.27)      $       (0.49)      $      (0.41)      $       (1.06)
                                                     ============       =============       ============       =============
Weighted average common shares outstanding--
  Basic and diluted ...........................        11,521,372          20,411,894         11,494,440          20,062,203
                                                     ============       =============       ============       =============


                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                               THE VIALINK COMPANY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                   (UNAUDITED)

                                            COMMON STOCK            ADDITIONAL       UNEARNED
                                    ---------------------------       PAID-IN         STOCK         ACCUMULATED
                                        SHARES        AMOUNTS         CAPITAL      COMPENSATION       (DEFICIT)        TOTAL
                                    -----------    ------------    ------------    ------------    --------------   ------------

Balance, December 31, 1999 ....       9,784,822    $      9,785    $ 31,750,749    $ (1,389,079)   $ (13,600,107)   $ 16,771,348
  Exercise of stock options and
    warrants ..................         309,192             309         387,844                                          388,153
  Stock issued under employee
    stock purchase plan .......           8,668               9          53,624                                           53,633
  Issuance of stock options to
    service providers .........                                       3,180,091                                        3,180,091
  Issuance of stock options to
    employees .................                                         997,500        (997,500)                              --
  Amortization of unearned
    stock compensation ........                                                       1,595,108                        1,595,108
  Proceeds from issuance of
    common stock, net .........       1,161,018           1,161      15,166,639                                       15,167,800
  Issuance of common stock for
    Services ..................          80,817              81       1,663,954                                        1,664,035
  Two-for-one stock split,
    March 2000 (Note 7) .......       9,905,278           9,905          (9,905)                                              --
  Net loss ....................                                                                      (21,240,462)    (21,240,462)
                                   ------------    ------------    ------------    ------------    -------------    ------------
Balance, June 30, 2000 ........      21,249,795    $     21,250    $ 53,190,496    $   (791,471)   $ (34,840,569)   $ 17,579,706
                                   ============    ============    ============    ============    =============    ============


                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                               THE VIALINK COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 2000
                                   (UNAUDITED)

                                                                              1999                2000
                                                                         -------------        -------------
  Cash flows from operating activities:
    Net loss ...................................................         $ (4,768,415)        $ (21,240,462)
    Adjustments to reconcile  net loss to net cash used in
       operating activities:
       Depreciation and amortization ............................             364,644               841,736
       Gain on sale of assets ...................................            (462,042)                   --
       Amortization of unearned stock compensation ..............             176,627             1,595,108
       Amortization of deferred service fee .....................                  --             1,613,670
       Non-cash interest expense on convertible debt ............           1,868,411             2,340,399
       Professional fees paid with common shares ................                  --             1,185,883
       Increase (decrease) in cash for changes in:
         Accounts receivable, net ...............................              96,763              (216,340)
         Other receivables ......................................             193,115               460,578
         Prepaid expenses and other assets ......................            (160,037)             (389,138)
         Accounts payable and accrued liabilities ...............              95,157               534,004
                                                                         ------------         -------------
            Net cash used in operating activities ...............          (2,595,777)          (13,274,562)
                                                                         ------------         -------------
  Cash flows from investing activities:
    Capital expenditures ........................................          (1,606,081)             (917,811)
    Collection on note receivable from sale of ijob .............             800,000                    --
    Purchase of short-term investments ..........................          (3,033,960)           (1,524,698)
    Proceeds upon maturity of short-term investments ............                  --             8,004,141
    Capitalized expenditures for software development ...........            (267,507)             (233,007)
                                                                         ------------         -------------
            Net cash provided by (used in) investing
               activities .......................................          (4,107,548)            5,328,625
                                                                         ------------         -------------
  Cash flows from financing activities:
    Proceeds from convertible debt ..............................           6,000,000                    --
    Proceeds from exercise of stock options, warrants and
       stock purchase plans .....................................             244,099               441,786
    Proceeds from issuance of common stock, net of
       expenses .................................................                  --            15,167,800
    Payments of capital lease obligations .......................             (37,754)                   --
    Payments of deferred offering costs .........................            (203,759)             (312,442)
                                                                         ------------         -------------
            Net cash provided by financing activities ...........           6,002,586            15,297,144
                                                                         ------------         -------------
  Net increase (decrease) in cash and cash equivalents ..........            (700,739)            7,351,207
  Cash and cash equivalents, beginning of period ................             715,446             8,616,305
                                                                         ------------         -------------
  Cash and cash equivalents, end of period ......................        $     14,707         $  15,967,512
                                                                         ============         =============
  Supplemental schedule of non-cash investment activities:
    Issuance of common stock for software development
       Services .................................................        $         --         $     478,152
                                                                         ============         =============

                   The accompanying notes are an integral part of these consolidated financial statements.

                               THE VIALINK COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

    We provide subscription-based, business-to-business electronic commerce services that enable the consumer packaged goods (CPG), grocery and food service industries to more efficiently manage their highly complex supply chain information. Our services allow manufacturers, wholesalers, distributors and retailers to communicate, exchange and synchronize item, pricing and promotion information in a more cost-effective and accessible way than has been possible using traditional electronic and paper-based methods.

    Our objective is to become the industry-accepted electronic commerce provider for synchronizing item, price and promotion information for the CPG, grocery and food service industries. We expect to continue our investment in marketing and sales activities, development of our viaLink services and customer support services to facilitate our plan to penetrate the market and build recurring revenues generated from subscriptions to our services. In order to implement this strategy, we believe that we will need significant additional capital resources, and we are seeking additional financing sources and other potential technology, strategic and marketing partners. Consequently, we resemble a development stage company and will face many of the inherent risks and uncertainties that development stage companies face. There can be no assurance, however, that these efforts will be successful or that we will be able to obtain additional financing or agreements with other partners on commercially reasonable terms, if at all. Our failure to successfully negotiate such arrangements would have a material adverse effect on our business, financial condition and results of operations, including our viability as an enterprise. As a result of the high level of expenditures for investment in technology development, implementation, customer support services, and selling and marketing expenses, we expect to continue to incur losses in the foreseeable future periods until such time, if ever, as the recurring revenues from our services are sufficient to cover the expenses.

    Our clients and customers range from small retailers and suppliers to large corporations in the consumer packaged goods and grocery industries and are geographically dispersed throughout the United States.

    In April 2000, we formed viaLink International, Inc., a wholly owned subsidiary. viaLink International is a Delaware corporation formed to include our international operations. The consolidated financial statements include the accounts of the Company and viaLink International. All intercompany transactions and balances have been eliminated in consolidation.

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

    Operating results for the six month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2000.

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

    In conjunction with the Consulting Assets Sale, we entered into an earn-out agreement that provides for quarterly cash payments aggregating up to $1.5 million based on revenues generated from the assets sold to NetPlex through March 31, 2000. As of June 30,

2000, we have received $1.2 million of the $1.5 million potential payments under the earn-out agreement. We are recognizing amounts received under the earn-out agreement as gain on sale of assets in the period received. During the six months ended June 30, 2000, we recognized a gain on sale of $124,419 for payments received.

    Our financial statements do not include the assets and operations of the consulting and systems integration assets.

4. RECONCILIATION FOR BASIC AND DILUTED EARNINGS PER SHARE ("EPS")

    A reconciliation of the numerators and the denominators used in the calculation of earnings (loss) per share is as follows for the three months and six months ended June 30:

                                                              THREE MONTHS ENDED JUNE 30,:          SIX MONTHS ENDED JUNE 30,:
                                                            -------------------------------      -------------------------------
                                                                1999              2000               1999              2000
                                                            ------------      -------------      ------------      -------------
Basic:
  Net loss ............................................     $ (3,146,122)     $ (10,071,949)     $ (4,768,415)     $ (21,240,462)
  Weighted average common shares outstanding ..........       11,521,372         20,411,894        11,494,440         20,062,203
                                                            ------------      -------------      ------------      -------------
  Loss per share ......................................     $      (0.27)     $       (0.49)     $      (0.41)     $       (1.06)
                                                            ============      =============      ============      =============
Diluted:
  Net loss ............................................     $ (3,146,122)     $ (10,071,949)     $ (4,768,415)     $ (21,240,462)
  Weighted average common shares outstanding ..........       11,521,372         20,411,894        11,494,440         20,062,203
  Add:  Net effect of dilutive potential shares .......               --                 --                --                 --
                                                            ------------      -------------      ------------      -------------
                                                              11,521,372         20,411,894        11,494,440         20,062,203
                                                            ------------      -------------      ------------      -------------
  Loss per share ......................................     $      (0.27)     $       (0.49)     $      (0.41)     $       (1.06)
                                                            ============      =============      ============      =============

    For the periods ended June 30, 2000, options to purchase 11,140,476 shares at a weighted average exercise price of $6.94 and warrants to purchase 40,000, 746,268, 768,492, 45,608 and 32,732 shares of common stock at $1.50, $6.70,
$12.06, $13.15 and $41.92, respectively, and 3,895,000 shares of common stock to be issued upon the conversion of the note issued to Hewlett-Packard were outstanding, but were not included in the computation of diluted earnings per share because the effect of these outstanding options, warrants and stock issuable upon conversion of debt would be antidilutive.

    For the periods ended June 30, 1999, options to purchase 9,372,000 shares at a weighted average exercise price of $1.80 and warrants to purchase 3,680,000, 648,000 and 1,000,000 shares of common stock at $1.25, $1.50 and $2.00, respectively, and 3,428,572 shares of common stock to be issued upon the conversion of the note issued to Hewlett-Packard were outstanding, but were not included in the computation of diluted earnings per share because the effect of these outstanding options, warrants and stock issuable upon conversion of debt would be antidilutive.

5. LONG-TERM DEBT

    On February 4, 1999, the Company entered into a financing agreement and note purchase agreement with Hewlett-Packard pursuant to which Hewlett-Packard purchased a $6.0 million secured subordinated promissory note. This note bears interest at 11.5% per annum, with interest payments deferrable to maturity in February 2004. The Company received stockholders' approval at its 1999 annual meeting to exchange the original note for a subordinated secured convertible promissory note, convertible into common stock at the option of Hewlett-Packard beginning August 2000 at a conversion price of $1.75 per share. The Company may prepay the note in whole or in part beginning September 30, 2000. Additionally, the Company may demand conversion at maturity. The closing of the purchase of the note occurred as of February 5, 1999. At June 30, 2000, contractual interest of $966,000 is included in the note payable balance as the amounts become convertible with the note balance and are not due until maturity.

    The Emerging Issues Task Force ("EITF") Issue 98-5 requires that beneficial conversion features present in convertible securities should be recognized and measured by allocating a portion of the proceeds equal to the value of that feature to additional paid-in capital. The value of the beneficial conversion feature in the note with Hewlett-Packard was approximately $20.0 million at the commitment date. However, the value allocated to additional paid-in capital is limited to the $6.0 million proceeds based on the prescribed accounting. Accordingly, we have allocated the full amount of proceeds to the beneficial conversion feature and recorded $6.0 million as additional paid-in capital at the time of closing. This amount is being accreted by charges to interest expense and corresponding increases in long-term debt during the period from issuance of the note to August 2000 when the note becomes convertible. Non-cash interest charges of $1.0 million were recognized during the three months ended June 30, 2000, and 1999. Non-cash charges of $2.0 million and $1.6 million were recognized during the six months ended June 30, 2000 and 1999, respectively. The Company will recognize the remaining balance of $400,000 in non-cash interest expense through August 2000.

6. INCOME TAXES

    SFAS 109 requires that the Company record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax asset depends on the Company's ability to generate sufficient taxable income in the future. The Company has recognized a full valuation allowance for the amount of net deferred tax asset at December 31, 1999 and June 30, 2000 since the Company resembles a development stage company and has no history of profitability.

7. COMMON STOCK

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

    On March 22, 2000, the Company entered into a Securities Purchase Agreement pursuant to which i2 Technologies, Inc., Hewlett-Packard Company and Millennium Partners, L.P., paid us an aggregate of $6.0 million in consideration for (1) 200,403 shares of our common stock and (2) warrants to purchase 30,063 shares of our common stock at an exercise price of $41.92 per share. The warrants can be exercised at any time on or before March 24, 2003. Additionally, we issued warrants to purchase 2,672 shares of our common stock at an exercise price of $44.91 to an investment bank as compensation for services rendered to us as our financial advisor in connection with that transaction. All of these warrants contain anti-dilution protection provisions.

    On March 22, 2000, we filed a registration statement with the Securities and Exchange Commission for the offering of approximately $120 million of our common stock. On July 14, 2000, the Securities and Exchange Commission granted an order to remove our offering under this registration statement.

    On May 31, 2000, we entered into a Securities Purchase Agreement pursuant to which RGC International Investors, LDC paid us an aggregate of $10.0 million in consideration for (1) 960,315 shares of our common stock and (2) a warrant to purchase 768,492 shares of our common stock at initial exercise price of $12.06 per share. The exercise price may be subject to certain adjustments beginning one year from issuance, based on the market price of our common stock. The warrants can be exercised at any time on or before March 24, 2003. Upon closing of the transaction with RGC, we issued a warrant to purchase 45,608 shares of our common stock at an exercise price of $13.15 to an investment bank as partial compensation for services rendered to us as our financial advisor in connection with that transaction.

    On June 15, 2000, we entered into a Settlement Agreement with Investor Awareness pursuant to which we issued options to purchase 20,000 shares of our common stock to two principals of Investor Awareness at an exercise price of $0.78125 and sold an aggregate of 20,000 shares of our common stock to these individuals and legal counsel to Investor Awareness.

8. COMMITMENTS & CONTINGENCIES

    In December 1997, we entered into an agreement with Investor Awareness to provide investor relations services. Subject to certain criteria in the agreement, Investor Awareness would be granted an option to purchase 40,000 shares of our common stock at $1.5625 per share. During June 2000, we issued options to purchase 20,000 additional shares of our common stock as settlement in full with Investor Awareness of a lawsuit alleging we failed to issue the option under the terms of the agreement. We have recorded an expense of $185,000 included in general and administrative expense for the six month period ended June 30, 2000, representing the fair value the options issued.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Statements of our management's intentions, beliefs, anticipations, expectations and similar expressions concerning future events contained in this Report constitute "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Any forward-looking statements are made by us in good faith, pursuant to the safe-harbor provisions of the

Reform Act. As with any future event, we cannot assure you that the events described in forward-looking statements made in this Report will occur or that the results of future events will not vary materially from those described in the forward-looking statements. These forward-looking statements reflect our management's current views and projections regarding economic conditions, industry environments and our performance. Important factors that could cause our actual performance and operating results to differ materially from the forward-looking statements include, but are not limited to, changes in the general level of economic activity in the markets served by us, introduction of new products or services by competitors, sales performance, expense levels, interest rates, changes in our financial condition, availability of capital sufficient to support our anticipated level of activity, delays in implementing further enhancements to our services and our ability to implement our business strategies.

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

OVERVIEW

    We are a provider of subscription-based, business-to-business electronic commerce services that enable CPG, grocery and food service industry participants to efficiently manage their highly complex supply chain information. Our services allow manufacturers, wholesalers, distributors and retailers to communicate and synchronize item, price and promotion information in a more cost-effective and accessible way than has been possible using traditional electronic and paper-based methods.

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

    In 1993, we began the design and development of viaLink, an Internet-based subscription service to complement our existing consulting business. We introduced our syncLink service, formerly marketed and sold as Item Catalog, in January 1997. In 1998, we made the strategic decision to focus primarily on our viaLink services. As a result, we sold our management consulting and systems integration assets to The NetPlex Group, Inc. in September 1998 and changed our name to The viaLink Company in October 1998. In December 1998, we sold ijob, our wholly-owned subsidiary which operated our Web-based human resources recruiting application, to DCM Company.

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

    We expect to generate our future revenues primarily from monthly subscriptions to our services. For use of our syncLink service, retailers pay us a flat monthly subscription rate and suppliers pay us based on the number of retailers that subscribe to their data. Our basic syncLink subscription service fee is a monthly flat fee per trading partner depending on the size and complexity of the trading relationship. Our other services, distribuLink, clearLink (formerly Item Movement) and sbtLink, are available for additional fees.

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

    We reported a substantial loss from operations for the fiscal year ended December 31, 1999 and for the three and six months ended June 30, 2000, and we expect to report substantial losses for the foreseeable future. The extent of these losses will depend primarily on the amount of revenues generated from implementations of and subscriptions to our viaLink services, which have not yet achieved market acceptance or significant market penetration. In order to achieve market penetration, we expect to continue our high level of expenditures for sales and marketing and development of our viaLink services. These expenses substantially exceed our revenues, which to date have been minimal. As a result, we expect to incur losses in future periods until such time as the recurring revenues from these services are sufficient to cover expenses.

    During the second quarter of 2000, we began the extension of our solution to the food service industry including hiring two key executives. Additionally, we initiated our expansion into international markets by opening an office in Australia as part of a joint venture with Cap Gemini Ernst & Young Australia Pty, Ltd. We expect this expansion into the foodservice industry and internationally will continue to be facilitated be leveraging our strategic relationships and alliances.

RESULTS OF OPERATIONS

     Revenues. Our revenues are comprised of revenues for subscriptions to our services, implementation revenues and certain revenues for Web-hosting services. We expect Web-Hosting revenues to continue to decrease in the future. The following table sets forth for the periods indicated the components of revenue included in our consolidated statements of operations:

                                                           THREE MONTHS ENDED JUNE 30,:   SIX MONTHS ENDED JUNE 30,:
                                                           ----------------------------   ---------------------------
                                                               1999           2000            1999           2000
                                                           ------------   -------------   -----------    ------------
               Revenues:
                 Subscription ..........................     $    8,695    $  121,146      $   14,575    $  220,551
                 Implementation.........................         31,125       113,850          54,948       353,542
                 Hosting................................         77,400        67,650         155,875       136,050
                                                             ----------    ----------      ----------    ----------
                 Total revenues.........................     $  117,220    $  302,646      $  225,398    $  710,143
                                                             ==========    ==========      ==========    ==========

    Customer Operations. Customer operations expense consists of personnel costs associated with implementation, consulting and other services and costs of operating, maintaining and accessing our technical operations and hosting facilities. Customer operations expense also includes the cost of providing support and maintenance to customers. Our customer operations expense increased from $473,000 to $2.0 million for the quarter ended June 30, 1999 and 2000, respectively and from $751,000 to $3.8 million for the six months ended June 30, 1999 and 2000, respectively. These increases are largely due to our expanded operations platform including the hosting of our technical operations by Hewlett-Packard and increased personnel costs for our implementation and customer service teams.

    Development. Development expense includes personnel and contract labor costs and professional fees incurred for product development, enhancements, upgrades, quality assurance and testing. Our development expenses increased from $228,000 to $1.7 million for the three months ended June 30, 1999 and 2000, respectively, and from $371,000 to $3.5 million million for the six months ended June 30, 1999 and 2000, respectively. These increases were due primarily to an increase in personnel costs and professional fees for product development. Additionally, $250,000 and $501,000 of non-cash service costs is included in development expense for the three and six month periods ended June 30, 2000, respectively, for the amortization of a portion of the fair value of the warrants and options issued to Cap Gemini Ernst & Young, i2 Technologies and other service providers, reflecting the development efforts provided. Additionally, during the three and six month periods ended June 30, 2000, we incurred professional fees of $910,000 and $1,186,000, respectively, which were paid with common stock in-lieu of cash. We are utilizing and will increase our reliance on our alliance partners and other vendors to advance our development efforts. We are currently undertaking various projects that we expect will result in continued increases in these expenses for the foreseeable future.

    Selling and Marketing. Selling and marketing expense consists primarily of personnel costs, travel, promotional events, including trade shows, seminars and technical conferences, advertising and public relations programs. Selling and marketing expense increased from $371,000 to $3.0 million for the three months ended June 30, 1999 and 2000, respectively, and from $711,000 to $5.8 million for the six months ended June 30, 1999 and 2000, respectively. These increases were primarily due to the expansion of our sales, business development and marketing team from four persons at January 1, 1999 to 19 persons at June 30, 2000 and our new marketing and promotional program to promote our viaLink services. This new program resulted in an increase in advertising, travel and other professional fees of approximately $1.4 million and $2.6 million for the three and six month periods ended June 30, 2000, respectively. Additionally selling and marketing expense includes $630,000 and $983,000 of non-cash service costs for the amortization of a portion of the fair value of the warrants and options issued to Cap Gemini Ernst & Young, i2 Technologies and other service providers reflecting the selling and marketing efforts provided during the three and six month periods ended June 30, 2000. We expect selling and marketing expenses to continue to increase in the foreseeable future.

    General and Administrative (G&A). G&A expense consists primarily of the personnel and other costs of the finance, human resources, administrative and executive departments and the fees and expenses associated with legal, accounting and other services. G&A expense increased from $1.3 million to $2.5 million for the three months ended June 30, 1999 and 2000, respectively and from $2.3 million to $6.5 million for the six months June 30, 1999 and 2000, respectively. These increases in G&A expense are attributable to increased personnel costs for key executive and management staff and the related increase in personnel expenses for the administrative infrastructure built to support future operations. During the three and six month periods ended June 30, 2000, G&A expense also includes $450,000 related to the relocation of the executive offices from Edmond, Oklahoma to Dallas, Texas and such costs are expected to increase throughout 2000. In addition, G&A expense also increased due to an increase in legal, consulting and other professional fees. We anticipate that our G&A expense will continue to increase in absolute dollars for the foreseeable future as we continue our significant efforts to develop internal processes and infrastructure to support the expected increase in operational activity and scale and the aforementioned relocation of our operations from Oklahoma to Dallas.

    Depreciation and Amortization. Depreciation and amortization expense increased from $85,000 in 1999, to $337,000 during the first quarter of 2000 and from $169,000 in 1999, to $602,000 in 2000 for the six months ended June 30. These increases reflect the effect of capital expenditures in 1999 and 2000 for new computer hardware and software to support the viaLink services.

    Interest Expense, Net. Interest expense, net, decreased from $1.1 million to $1.0 million for the three month periods ended June 30, 1999 and 2000, respectively, reflecting increases in interest income on short-term investments. Interest expense, net, increased from $1.8 million to $2.0 million for the six month periods ending June 30, 1999 and 2000, respectively. This increase reflects the partial period inclusion of interest on the promissory note we issued to Hewlett-Packard in February 1999. Interest expense is primarily comprised of interest on the promissory note we issued to Hewlett-Packard in February 1999 for $6.0 million at 11.5% interest and the amortization of the beneficial conversion feature of the note as more fully discussed in Note 5 to the financial statements. We will continue to record non-cash interest charges until the conversion date of August 5, 2000.

    Interest expense is offset in-part by interest income on short-term investments of $82,000 and $200,000 for the three month periods and $98,000 and $389,000 for the six month periods ended June 30, 1999 and 2000, respectively.

    Gain on Sale of Assets. Gain on sale of assets decreased from $300,000 to $124,000 for the three month periods ending June 30, 1999 and 2000 and decreased from $1.0 million to $124,000 for the six month period ended June 30, 1999 and 2000, respectively. Gain on sale of assets represents income recognized under the earn-out agreement with NetPlex and during the six months ended June 30, 1999 reflects the recognition of the deferred gain of $462,000 upon collection of the note receivable due to us in connection with the sale of ijob. We have received approximately $1.2 million under the earn-out agreement through June 30, 2000 and will continue to record income under the earn-out agreement as we receive payments.

    Tax Provision. Deferred tax assets and deferred tax liabilities are separately recognized and measured at currently enacted tax rates for the tax effect of temporary differences between the financial reporting and tax reporting bases of assets and liabilities, and net operating loss and tax credit carryforwards for tax purposes. A valuation allowance must be established for deferred tax assets if it is not "more likely than not" that all or a portion will be realized. We have established a full valuation allowance for the net deferred tax assets as of December 31, 1999 and June 30, 2000, generated by losses recorded in 1999 and during 2000. We will continue to provide a full valuation allowance for future and current net deferred tax assets until such time as we believe it is more likely than not that the asset will be realized.

    Other Comprehensive Income. Other comprehensive income in 1999 includes an unrealized gain of $1.4 million, representing the net increase in market value of the 643,770 shares of NetPlex capital stock from January 1, 1999 to June 30, 1999 received as consideration from the sale of our consulting and systems integration assets. These securities were sold in December 1999.

LIQUIDITY AND CAPITAL RESOURCES

    Due to the sale of our consulting and systems integration assets and the sale of ijob, we are unable to rely on our historical revenues and we expect future cash requirements in connection with sales and marketing and investment in our viaLink services will be substantial. As a result of these sales, we now resemble a development stage company because our planned principal operations have not yet generated significant revenues. As of June 30, 2000, we had cash, cash equivalents and short-term investments of $16.0 million.

    During the six months ended June 30, 2000, we used $13.3 million in operating activities, reflecting a net loss of $21.2 million. Cash used in operating activities also reflects $5.5 million for non-cash stock compensation and interest expense for the conversion feature of the Hewlett-Packard note, $842,000 of depreciation and amortization, $1.2 million in professional fees paid by issuing common shares and a $389,000 increase in cash provided by other working capital changes.

    During the six months ended June 30, 2000, investing activities provided $5.3 million in net cash resulting from $8.0 million in maturities of short-term investments offset by reinvestment of $1.5 million. Investment activities also reflects $1.2 million in capital expenditures and capitalized software development costs.

    During the six months ended June 30, 2000, financing activities provided net cash of $15.3 million, primarily the result of the issuance of 1.2 million shares of our common stock. Additionally, we received $442,000 in proceeds from the exercise of our stock options and warrants and stock purchase plans, offset in part by approximately $312,000 of deferred offering costs.

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

    Subsequent to June 30, 2000, we withdrew our registration statement for the offering of our common stock. We expect that we will raise capital again during 2000, and we are currently working with our financial advisors to determine the best source and timing of such capital raising including financial and strategic investors.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board, issued SFAS No. 133. SFAS No. 133, as amended, establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS No. 133 requires that all derivatives be recognized at fair value in the balance sheet, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. SFAS No. 133 will be effective for fiscal years beginning after June 15, 2000. We do not expect SFAS No. 133 to have a material effect on our financial position or results of operations.

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

    These risks include, but are not limited to, our:

    o Need for our services to achieve market acceptance and produce a sustainable revenue stream;

    o Need to expand sales, support and product development capabilities;

    o Need to manage rapidly changing operations;

    o Dependence upon key personnel;

    o Reliance on strategic alliances and relationships;

    o Ability to obtain financing on acceptable terms; and

    o Ability to offer greater value than our competitors.

    Our business strategy may not successfully address these risks. If we fail to recognize significant revenues to replace the revenues lost in these sales, our business, financial condition and operating results would be materially adversely affected.

WE MAY BE UNABLE TO OBTAIN THE ADDITIONAL CAPITAL REQUIRED TO GROW OUR BUSINESS

    We intend to continue our investment in and development of our services and technology, expansion of our sales and marketing activities and expansion into other industries and geographic markets and expect to incur significant expenditures upon relocation of our corporate headquarters. We have incurred operating losses and negative cash flow in the past and expect to incur operating losses and negative cash flow in the future. Our ability to fund our planned working capital and capital expenditures will depend largely upon our ability to obtain sufficient capital. Our future capital requirements will depend on a number of factors, including our:

    o Services achieving market acceptance;

    o Services producing a sustainable revenue stream;

    o Working capital requirements; and

    o Level of our investment in and development of our services and technology.

    We may not be able to obtain the additional capital resources necessary to satisfy our cash requirements or to implement our growth strategy successfully. If we cannot obtain adequate additional capital resources, we will be forced to curtail our planned business expansion. We may also be unable to fund our ongoing operations, including investment in and development of our services and technology, expansion of our sales and marketing activities and expansion into other industries and geographic markets. If we issue equity securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of our common stock.

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

    A number of factors will determine whether our services achieve market acceptance, including:

    o Performance and functionality of our services;

    o Ease of adoption;

    o Satisfaction of our initial subscribers;

    o Success of our marketing efforts;

    o Success of our strategic relationships and alliances;

    o Continued acceptance of the Internet for business use.

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

OUR SALES CYCLE CAUSES UNPREDICTABLE VARIATIONS IN OUR OPERATING RESULTS WHICH COULD CAUSE OUR STOCK PRICE TO DECLINE.

    Our customers often view the purchase of our services as a strategic decision. As a result of the importance of this decision, the length of our sales cycle is uncertain, which may cause our revenues and operating results to vary from quarter to quarter. We spend considerable time and expense providing information to prospective customers about the use and benefits of our services without generating corresponding revenue. Our expense levels are relatively fixed and there is substantial uncertainty as to when particular sales efforts will begin to generate revenues.

    Prospective customers of our services often require long testing and approval processes before making a purchase decision. The process of entering into a subscription arrangement with a potential customer may involve lengthy negotiations. Our sales cycle has been and may continue to be unpredictable. Our sales cycle is also subject to delays because we have little or no control over customer-specific factors, including customers' budgetary constraints and internal acceptance procedures. Because our technology must often be integrated with the products and services of other vendors, there may be a significant delay between entering into a subscription agreement and generation of revenues from the agreement. The length of the sales cycle makes it difficult to accurately forecast the quarter in which our implementation and subscription services will occur. This may cause our revenues from those services to be delayed from the expected quarter to a subsequent quarter or quarters.

    We also have a limited implementation services backlog, which makes revenues in any quarter substantially dependent upon agreements entered into in that quarter. Because of these factors, our revenues and results of operations in any quarter may not meet market expectations or be indicative of future performance and it may be difficult for you to evaluate our prospects. Our failure to meet these expectations would likely cause the market price of our common stock to decline.

WE DO NOT HAVE AN ADEQUATE HISTORY WITH THE RECENT CHANGE IN OUR PRICING STRUCTURE FOR OUR SYNCLINK SERVICES TO PREDICT OUR REVENUE OR OPERATING RESULTS, WHICH MAY PREVENT INVESTORS FROM ASSESSING OUR PROSPECTS.

    Previously, we priced our syncLink service for retailers based on the number of suppliers from whom they received data and for suppliers based on the number of retailers that subscribed to their data. We recently introduced a new pricing structure for our syncLink services pursuant to which retailers pay us a flat monthly subscription rate and suppliers can either pay a flat subscription rate or pay us based on the number of retailers that subscribe to their data. We believe the changes in the pricing structure will result in accelerating the network effect critical to achieving long-term revenue growth. However, we do not have an adequate history with this new pricing structure to be able to predict customers' acceptance of this arrangement or to forecast our revenue or operating results accurately.

BECAUSE OUR CUSTOMERS MAY NOT RENEW THEIR SUBSCRIPTIONS, OUR REVENUES MAY NOT INCREASE AS ANTICIPATED.

    We have only recently made our services available and we do not have a history of customers renewing their subscriptions with us. If a significant portion of our customers do not renew their subscriptions for our services, our revenues could decline and our business could be harmed.

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

WE HAVE A HISTORY OF OPERATING LOSSES AND EXPECT FUTURE OPERATING LOSSES.

    We have a history of operating losses, and we expect to incur net losses for the foreseeable future. We incurred net operating losses of approximately $2.9 million in 1997, $1.5 million in 1998 and $13.8 million in 1999. As of June 30, 2000, we had an accumulated deficit of approximately $34.8 million representing the sum of our historical net losses. We expect to expend significant resources to aggressively develop and market our services into an unproven market. Therefore, we expect to have negative cash flow and net losses from operations for the foreseeable future. We may never generate sufficient revenues to achieve or sustain profitability or generate positive cash flow.

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

OUR STOCK PRICE MAY BE VOLATILE.

    The market price of our common stock has been volatile in the past and may be volatile in the future. The market price of our common stock may be significantly affected by various factors, including but not limited to:

    o Fluctuations in our operating results;

    o Changes in financial estimates by securities analysts or our failure to perform in line with these estimates;

    o Timing of large national retailers and suppliers subscribing to our services;

    o Changes in market valuations of other technology companies;

    o Announcements by us or our potential competitors relating to significant technical innovations, acquisitions, strategic alliances and relationships, joint ventures or investments;

    o Departures of key personnel;

    o Fluctuations in the stock market price and volume of traded shares generally, especially fluctuations in the traditionally volatile technology sector; and

    o Downturns in the general economy.

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

THE ROYALTIES WE MUST PAY TO CAP GEMINI ERNST & YOUNG AND I2 TECHNOLOGIES COULD ADVERSELY AFFECT OUR ABILITY TO BECOME PROFITABLE.

    Pursuant to an alliance agreement, we must pay Cap Gemini Ernst & Young a royalty of 7% of our total revenues, subject to certain exceptions, until May 2001. Upon meeting specified milestones relating to significant Cap Gemini Ernst & Young clients becoming our customers, these royalty payments to Cap Gemini Ernst & Young will continue in perpetuity.

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

    To achieve market acceptance and thereafter to increase our market share, we will need to continually develop additional services and introduce new features and enhancements. Our potential competitors may have significant advantages over us, including:

    o Significantly greater financial, technical and marketing resources;

    o Greater name recognition;

    o Broader range of products and services; and

    o Larger customer bases.

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

OUR OPERATING RESULTS MAY BE HARMED IF BUSINESS-TO-BUSINESS ELECTRONIC COMMERCE OVER THE INTERNET DOES NOT CONTINUE TO GAIN ACCEPTANCE, PARTICULARLY IN THE CONSUMER PACKAGED GOODS, GROCERY AND FOOD SERVICE INDUSTRIES.

    Our ability to achieve market acceptance depends upon the consumer packaged goods, grocery and food service industries' widespread acceptance of the Internet as a vehicle for business-to-business electronic commerce. There are a number of critical issues concerning commercial use of the Internet, including security, reliability, cost, quality of service and ease of use and access. Organizations that have already invested substantial resources in other means of exchanging information may be reluctant to implement Internet-based business strategies. We cannot assure you that Internet-based information management utilizing viaLink, or any other product, will become widespread. If the Internet fails to become widely accepted by the consumer packaged goods, grocery and food service industries, our subscribers may be forced to use private communications networks which would materially adversely affect our operating results.

UNDETECTED SOFTWARE ERRORS OR FAILURES FOUND IN OUR PRODUCTS MAY RESULT IN LOSS OF OR DELAY IN MARKET ACCEPTANCE OF OUR PRODUCTS WHICH COULD MATERIALLY ADVERSELY AFFECT OUR OPERATING RESULTS.

    Errors or defects in our database or software may result in loss of revenues or delay in market acceptance of our services and could materially adversely affect our business, operating results and financial condition. Applications such as ours may contain errors or defects, sometimes called "bugs," particularly when first introduced or when new versions or enhancements are released. Despite our testing, current versions, new versions or enhancements of our products may still have defects and errors after commencement of commercial operation. As a result of "bugs" in our database or software, customers may experience data loss, data corruption or other business disruption, which could subject us to potential liability.

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

WE ARE EXPANDING INTO INTERNATIONAL MARKETS, WHICH WILL CAUSE OUR BUSINESS TO BECOME SUSCEPTIBLE TO ADDITIONAL RISKS.

    As part of our strategy, we are expanding our presence and the sales of our services outside the United States. Conducting international operations subjects us to risks we do not face in the United States including:

    o Currency exchange rate fluctuations;

    o Unexpected changes in regulatory requirements;

    o Longer accounts receivable payment cycles and difficulties in collecting accounts receivables;

    o Difficulties in managing and staffing international operations;

    o Potentially adverse tax consequences, including restrictions on the repatriation of earnings;

    o The burdens of complying with a wide variety of foreign laws and regulatory requirements;

    o Reduced protection for intellectual property rights in some countries;
      and

    o Political and economic instability.

    Each country may have unique operational characteristics in each of their CPG, grocery and food service industries that may require significant modifications to our existing services. In addition, we have limited experience in marketing, selling and supporting our services in foreign countries. Development of these skills may be more difficult or take longer than we anticipate, especially due to language barriers, currency exchange risks and the fact that the Internet may not be used as widely in other countries, and the adoption of electronic commerce may evolve slowly or may not evolve at all. As a result, we may not be successful in marketing our services to retailers and suppliers in markets outside the United States.

WE HAVE ANNOUNCED OUR PLAN TO MOVE OUR CORPORATE HEADQUARTERS TO DALLAS, TEXAS. THIS MOVE MAY ADVERSELY AFFECT OUR OPERATIONS AND CAUSE US TO LOSE KEY PERSONNEL.

    We intend to complete the move of our corporate headquarters from Edmond, Oklahoma to Dallas, Texas within the next 12 months. We believe the move to Dallas will give us greater access to technology and development personnel and resources. However, we may not achieve the benefits we anticipate from this move. Moreover, if we are unable to successfully integrate our operations and our employees into our new location, our business, financial condition and operating results may be materially adversely affected. In addition, the lease on our facilities in Oklahoma extends until 2005. If we are unable to sublease or assign these premises on acceptable terms or if our landlord refuses to release us from our obligations under the lease, we will remain liable for all or a portion of the remaining rental payments, which would negatively affect our operating results.

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

WE DEPEND ON THIRD-PARTY TECHNOLOGY FOR USE IN OUR PROPRIETARY TECHNOLOGY. IF WE ARE UNABLE TO CONTINUE TO USE THESE SOFTWARE LICENSES, OUR BUSINESS MAY BE MATERIALLY ADVERSELY AFFECTED.

    We currently, and in the future we expect to continue to, license or otherwise obtain access to intellectual property of third parties. We rely upon software that we license from third parties, including software that is integrated with our internally developed software to perform key functions as part of our service offerings. These third-party software licenses may not continue to be available to us on commercially reasonable terms. The loss of, or inability to maintain or obtain, any of these software licenses, could result in delays in our ability to provide our services or in reductions in the services we provide until we integrate equivalent software that we develop internally or that we identify and license from a third-party. Any delay in product development or in providing our services could damage our business, operating results and financial condition.

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

THE PRICE OF OUR COMMON STOCK MAY DECLINE DUE TO SHARES ELIGIBLE FOR FUTURE
SALE.

    Sales of a substantial number of shares of common stock could adversely affect the market price of the common stock and could impair our ability to raise capital through the sale of equity securities. As of August 9, 2000, we had outstanding 21,291,688 shares of common stock. Of these shares:

    o 17,292,801 shares are freely tradable without restriction or further registration under the Securities Act unless purchased by our "affiliates;" and

    o 3,998,887 shares of common stock are "restricted securities" as defined in Rule 144 of the Securities Act.

    An additional 2,078,950 shares of common stock are issuable upon the exercise of currently exercisable options. Substantially all shares issued following the exercise of these options will be freely tradable.

    An additional 768,492 shares of common stock are issuable upon the exercise of currently exercisable warrants. These warrants are subject to certain exercise price reset provisions that, after one year from the date of issuance, could result in an additional warrants to purchase 714,390 shares of common stock which would be immediately exercisable. All of the shares issued upon the exercise of these warrants will be freely tradable.

    An additional 40,000 shares of common stock are issuable upon the exercise of currently exercisable warrants. All of the shares issued upon the exercise of these warrants will be freely tradable.

    Pursuant to the $6.0 million subordinated secured convertible promissory note we issued to Hewlett-Packard, Hewlett-Packard may convert the note into shares of our common stock at a conversion price of $1.75 per share beginning in August 2000. Hewlett-Packard is also entitled to request the registration of 66,801 shares of our common stock purchased by them and 10,670 shares of our common stock currently issuable to them upon the exercise of a warrant we issued to them in connection with a private placement.

    Pursuant to our agreement with Cap Gemini Ernst & Young, Cap Gemini Ernst & Young is entitled to request the registration of 750,000 shares of our common stock which were purchased by them upon the exercise of a warrant.

    Pursuant to our agreements with i2 Technologies, i2 Technologies is entitled to request the registration of 962,337 shares of our common stock which were purchased by them and 766,979 shares of common stock issuable to them upon exercise of the warrants.

    Pursuant to our agreement with AGE Investments, Inc., we have granted AGE unlimited piggyback registrations rights prior to March 22, 2005 with respect to the 48,452 shares of our common stock issuable upon exercise of the warrants we issued to AGE.

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

ITEM 1. LEGAL PROCEEDINGS

    On July 16, 1999, Investor Awareness, Inc. filed a lawsuit against us in the Law Division of the Circuit Court of Cook County, Illinois, entitled Investor Awareness, Inc. v. The viaLink Company, f/k/a Applied Intelligence Group, Inc., Case No. 99 L 07909, alleging that we breached a contract between Investor Awareness and us relating to investor relations services. On June 15, 2000, we agreed to a settlement of this claim with Investor Awareness pursuant to which we granted certain individual principals of Investor Awareness non-qualified options to purchase an aggregate of 20,000 shares of common stock and sold these individuals and the legal counsel to Investor Awareness an aggregate of 20,000 shares of our common stock at a price of $0.78125 per share. On June 21, 2000, the court entered it order dismissing this lawsuit with prejudice.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    On May 31, 2000, we entered into a Securities Purchase Agreement pursuant to which RGC International Investors, LDC paid us an aggregate of $10.0 million in consideration for (1) 960,315 shares of our common stock and (2) a warrant to purchase 768,492 shares of our common stock at initial exercise price of $12.06 per share. The exercise price may be subject to certain adjustments beginning one year from issuance, based on the market price of our common stock. The warrants can be exercised at any time on or before March 24, 2003. Upon closing of the transaction with RGC, we issued to AGE Investments, Inc., a warrant to purchase 45,608 shares of our common stock at an exercise price of $13.15, as compensation for services rendered to us by A.G. Edwards & Sons, Inc. as our financial advisor in connection with that transaction.

    The net proceeds of this issuance will be used to fund further investment in and the development of our services and technology, expansion of our sales and marketing activities, expansion into other industries and geographical markets and working capital and other general corporate purposes.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On June 5, 2000, we held our annual meeting of stockholders at which the matters set forth below were considered and voted upon. Set forth below is a summary of the voting results:

1. Election of two (2) Class I directors to the Company's Board of Directors to serve for a three-year term each ending in the year 2003 or until their respective successors are duly elected and qualified:

                NOMINEE                                   FOR                            WITHHELD AUTHORITY
                -------                                   ---                            ------------------

Lewis B. Kilbourne                                    18,787,509                               35,278
Sue A. Hale                                           18,738,979                               83,808

2. Approval of an amendment to the Company's Certificate of Incorporation to increase the number of shares of Common Stock authorized for issuance thereunder by an additional 100,000,000 shares to a total of 150,000,000 shares of Common
Stock:

             FOR                          AGAINST                      ABSTAIN                     NON-VOTES
             ---                          -------                      -------                     ---------
          18,482,532                      305,125                      35,131                        ----

3. Approval of an amendment to the Company's 1999 Stock Option/Stock Issuance Plan (the "1999 Plan") to increase the number of shares of Common Stock authorized for issuance over the term of the 1999 Plan by an additional 5,371,184 shares to 20,000,000 and to increase the number of shares by which the share reserve under the 1999 Plan will automatically increase on the first trading day of each calendar year, beginning with calendar year 2001, from one percent (1%) of the shares of Common Stock outstanding on the last trading day of the immediately preceding calendar year (subject to a maximum annual increase of 200,000 shares) to five percent (5%) of the total number of such outstanding shares, subject to a maximum annual increase of 500,000 shares:

                     FOR                         AGAINST                       ABSTAIN                     NON-VOTES
                     ---                         -------                       -------                     ---------

                  9,916,937                      697,245                       69,334                      8,139,911

4. Ratification of the appointment of KPMG LLP as independent auditors of the Company for the fiscal year ending December 31, 2000:

                     FOR                         AGAINST                       ABSTAIN                     NON-VOTES
                     ---                         -------                       -------                     ---------
                 18,785,783                       16,371                       20,633                        ----

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

    The following instruments are included as exhibits to the report. Exhibits incorporated by reference are so indicated.

  EXHIBIT
  NUMBER                                 DESCRIPTION

   3.1(1)      Form of Certificate of Incorporation

   3.2(2)      Form of Certificate of Amendment to Certificate of Incorporation

   4.1(2) Securities Purchase Agreement dated as of May 31, 2000 by and between the Registrant and RGC International Investors, LDC.

   4.2(2) Common Stock Warrant dated May 31, 2000, by the Registrant in favor of RGC International Investors, LDC.

   4.3(2) Registration Rights Agreement dated as of May 31, 2000 by and between the Registrant RGC International, Inc.

   4.4(2) Common Stock Purchase Warrant dated May 31, 2000 by the Registrant in favor of AGE Investments, Inc.

   4.5(2) Amendment No. 1 to Registration Rights Agreement dated as of May 31, 2000 by and between the Registrant and AGE Investments, Inc.

   4.6(3) Settlement Agreement dated as of June 15, 2000, by and between the Registrant, Investor Awareness, Inc., Tony Schor, Brad Fishman and Harvey Barnett

   9.1(4) Amendment No. 1 to The viaLink Company 1999 Stock Option/Stock Issuance Plan

   10.1 Employment Agreement effective April 21, 2000 by and between the Registrant and Mark L. Bromberg.

   27          Financial Data Schedule

----------

(1) Incorporated herein by reference to the Registrant's Definitive Proxy Statement on Schedule 14A filed with the SEC on April 19, 1999.

(2) Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated May 31, 2000.

(3) Incorporated herein by reference to the Registrant's Registration Statement of Form S-3 (Reg. No. 333-39764) filed with the SEC on June 21, 2000.

(4) Incorporated herein by reference to the Registrant's Registration Statement of Form S-8 filed with the SEC on July 13, 2000.

(b) Reports on Form 8-K.

    The Registrant filed a Current Report on Form 8-K, dated April 7, 2000, reporting pursuant to Item 5 of such Form that its common stock would begin trading on the Nasdaq National Market under the trading symbol "VLNK" effective April 17, 2000.

    The Registrant filed a Current Report on Form 8-K, dated June 5, 2000, reporting pursuant to Item 5 of such Form that we entered into a Securities Purchase Agreement pursuant to which RGC International Investors, LDC paid us an aggregate of $10.0 million in consideration for (1) 960,315 shares of our common stock and (2) a warrant to purchase 768,492 shares of our common stock at initial exercise price of $12.06 per share.

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 THE VIALINK COMPANY
                                      (Registrant)

                                 By:   /s/ LEWIS B. KILBOURNE
                                      -----------------------------------------
                                           Lewis B. Kilbourne
                                        Chief Executive Officer

Date: August 14, 2000

                                 By:   /s/ J. ANDREW KERNER
                                      -----------------------------------------
                                           J. Andrew Kerner
                                      Senior Vice President, Finance
                                          Chief Financial Officer
                               (principal financial and accounting officer)

Date: August 14, 2000

                                  EXHIBIT INDEX



  EXHIBIT
  NUMBER                                 DESCRIPTION
  -------                                -----------

   3.1(1)      Form of Certificate of Incorporation

   3.2(2)      Form of Certificate of Amendment to Certificate of Incorporation

   4.1(2) Securities Purchase Agreement dated as of May 31, 2000 by and between the Registrant and RGC International Investors, LDC.

   4.2(2) Common Stock Warrant dated May 31, 2000, by the Registrant in favor of RGC International Investors, LDC.

   4.3(2) Registration Rights Agreement dated as of May 31, 2000 by and between the Registrant RGC International, Inc.

   4.4(2)      Common Stock Purchase Warrant dated May 31, 2000 by the
               Registrant in favor of AGE Investments, Inc.

   4.5(2)      Amendment No. 1 to Registration Rights Agreement dated as of May
               31, 2000 by and between the Registrant and AGE Investments, Inc.

   4.6(3) Settlement Agreement dated as of June 15, 2000, by and between the Registrant, Investor Awareness, Inc., Tony Schor, Brad
               Fishman and Harvey Barnett

   9.1(4)      Amendment No. 1 to The viaLink Company 1999 Stock Option/Stock
               Issuance Plan

   10.1        Employment Agreement effective April 21, 2000 by and between the
               Registrant and Mark L. Bromberg.

   27          Financial Data Schedule

----------

(1) Incorporated herein by reference to the Registrant's Definitive Proxy Statement on Schedule 14A filed with the SEC on April 19, 1999.

(2) Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated May 31, 2000.

(3) Incorporated herein by reference to the Registrant's Registration Statement of Form S-3 (Reg. No. 333-39764) filed with the SEC on June 21, 2000.

(4) Incorporated herein by reference to the Registrant's Registration Statement of Form S-8 filed with the SEC on July 13, 2000.