Form 10QSB
period 2000-09-30
VIALINK CO
filed 2000-11-14
CIK 1017137

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

                                     (none)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes [X] No [ ]


     As of November 11, 2000, the issuer had 21,461,288 outstanding shares of Common Stock. This number, as well as all other share numbers in this Form 10-KSB reflect the 2-for-1 split of our common stock effected on March 28, 2000.

     Transitional Small Business Disclosure Format: Yes [ ] No [X]

================================================================================

                         PART 1 -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               THE VIALINK COMPANY

                           CONSOLIDATED BALANCE SHEETS
                    DECEMBER 31, 1999 AND SEPTEMBER 30, 2000

                                                                      DECEMBER 31,      SEPTEMBER 30,
                                                                          1999              2000
                                                                      ------------      -------------
                                                                                         (UNAUDITED)

                                     ASSETS

Current assets:
  Cash and cash equivalents .....................................     $  8,616,305      $  8,546,151
  Short-term investments, held to maturity ......................        6,479,443                --
  Accounts receivable -- trade, net of allowance for
     doubtful accounts of $41,000 and $92,000,
     respectively ...............................................          122,796           330,080
  Prepaid expenses and other current assets .....................          868,112           811,643
                                                                      ------------      ------------
          Total current assets ..................................       16,086,656         9,687,874
Furniture, equipment and leasehold improvements, net ............        2,473,281         3,020,835
Software development costs, net .................................        1,523,588         1,650,984
Deferred service fees ...........................................        3,046,302         1,543,725
Other assets ....................................................          108,762            91,685
                                                                      ------------      ------------
          Total assets ..........................................     $ 23,238,589      $ 15,995,103
                                                                      ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities ......................     $  2,236,521      $  2,500,841
  Deferred revenue ..............................................               --            93,486
  Capital lease obligation, current .............................               --            63,603
                                                                      ------------      ------------
          Total current liabilities .............................        2,236,521         2,657,930
Long-term liabilities:
  Capital lease obligation, long-term ...........................               --            70,560
  Convertible note ..............................................        4,230,720         7,139,918
                                                                      ------------      ------------
          Total liabilities .....................................        6,467,241         9,868,408

Stockholders' equity:
  Common stock, $.001 par value; 150,000,000 shares
     authorized; 9,784,822 and 21,423,688 shares issued and
     outstanding, respectively ..................................            9,785            21,424
  Additional paid-in capital ....................................       31,750,749        51,372,005
  Unearned stock compensation ...................................       (1,389,079)         (639,683)
  Accumulated deficit ...........................................      (13,600,107)      (44,627,051)
                                                                      ------------      ------------
          Total stockholders' equity ............................       16,771,348         6,126,695
                                                                      ------------      ------------
          Total liabilities and stockholders' equity ............     $ 23,238,589      $ 15,995,103
                                                                      ============      ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               THE VIALINK COMPANY

      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000
                                   (UNAUDITED)

                                                      THREE MONTHS ENDED SEPTEMBER 30,     NINE MONTHS ENDED SEPTEMBER 30,
                                                      --------------------------------     -------------------------------
                                                           1999              2000              1999              2000
                                                       ------------      ------------      ------------      ------------

Revenues .........................................     $    129,860      $    305,529      $    355,258      $  1,015,672
Operating expenses:
  Customer operations ............................          822,046         1,661,133         1,573,388         5,417,020
  Development ....................................          944,729         1,327,397         1,315,395         4,850,186
  Selling and marketing ..........................          852,357         2,328,685         1,563,179         8,085,979
  General and administrative .....................        1,483,268         3,984,860         3,739,270        10,470,514
  Depreciation and amortization ..................          176,536           452,923           345,881         1,055,031
                                                       ------------      ------------      ------------      ------------
          Total operating expenses ...............        4,278,936         9,754,998         8,537,113        29,878,730
                                                       ------------      ------------      ------------      ------------
Loss from operations .............................       (4,149,076)       (9,449,469)       (8,181,855)      (28,863,058)
Interest expense, net ............................       (1,157,611)         (337,013)       (2,928,288)       (2,288,305)
Gain on sale of assets ...........................          227,880                --         1,262,921           124,419
                                                       ------------      ------------      ------------      ------------
Net loss .........................................       (5,078,807)       (9,786,482)       (9,847,222)      (31,026,944)
Other comprehensive income:
  Unrealized gain on marketable securities, net
  of tax..........................................         (603,536)               --           844,320                --
                                                       ------------      ------------      ------------      ------------

Comprehensive loss ...............................     $ (5,682,343)     $ (9,786,482)     $ (9,002,902)     $(31,026,944)
                                                       ============      ============      ============      ============
Net loss per common share --
  Basic and diluted ..............................     $      (0.40)     $      (0.46)     $      (0.83)     $      (1.51)
                                                       ============      ============      ============      ============
Weighted average common shares outstanding --
  Basic and diluted ..............................       12,553,768        21,308,576        11,851,428        20,482,226
                                                       ============      ============      ============      ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               THE VIALINK COMPANY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                   (UNAUDITED)


                                               COMMON STOCK           ADDITIONAL       UNEARNED
                                      ----------------------------      PAID-IN          STOCK        ACCUMULATED
                                         SHARES         AMOUNTS         CAPITAL       COMPENSATION     (DEFICIT)         TOTAL
                                      ------------    ------------    ------------    ------------    ------------    ------------

Balance, December 31, 1999 ........      9,784,822    $      9,785    $ 31,750,749    $ (1,389,079)   $(13,600,107)   $ 16,771,348
  Exercise of stock options
    and warrants ..................        449,192             449         756,813                                         757,262
  Stock issued under employee
    stock purchase plan ...........         42,561              43         196,609                                         196,652
  Issuance of stock options to
    service providers .............                                        849,646                                         849,646
  Issuance of stock options to
    employees .....................                                        997,500        (997,500)                             --
  Amortization of unearned
    stock compensation ............                                                      1,746,896                       1,746,896
  Proceeds from issuance of
    common stock, net .............      1,161,018           1,161      15,166,639                                      15,167,800
  Issuance of common stock for
    services ......................         80,817              81       1,663,954                                       1,664,035
  Two-for-one stock split,
    March 2000 (Note 7) ...........      9,905,278           9,905          (9,905)                                            --
  Net loss ........................                                                                    (31,026,944)    (31,026,944)
                                      ------------    ------------    ------------    ------------    ------------    ------------
Balance, September 30, 2000 .......     21,423,688    $     21,424    $ 51,372,005    $   (639,683)   $(44,627,051)   $  6,126,695
                                      ============    ============    ============    ============    ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               THE VIALINK COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000
                                   (UNAUDITED)

                                                                     1999              2000
                                                                 ------------      ------------
Cash flows from operating activities:
  Net loss .................................................     $ (9,847,222)     $(31,026,944)
  Adjustments  to reconcile  net loss to net cash used
     in operating activities:
     Depreciation and amortization .........................          651,291         1,422,519
     Gain on sale of assets ................................         (462,042)               --
     Amortization of unearned stock compensation ...........          462,727         1,746,896
     Amortization of deferred service fee ..................          503,750         2,167,848
     Non-cash interest expense on convertible debt .........        3,050,707         2,909,198
     Professional fees paid with common shares .............               --         1,185,883
     Write-off of deferred offering cost ...................               --           406,248
     Increase (decrease) in cash for changes in:
       Accounts receivable, net ............................           68,520          (207,284)
       Other receivables ...................................          (39,322)          348,592
       Prepaid expenses and other assets ...................         (127,778)          (10,046)
       Accounts payable and other current liabilities ......          675,592           542,181
                                                                 ------------      ------------
          Net cash used in operating activities ............       (5,063,777)      (20,514,909)
                                                                 ------------      ------------
Cash flows from investing activities:
  Capital expenditures .....................................       (1,775,682)         (990,269)
  Collection on note receivable from sale of ijob ..........          800,000                --
  Purchase of short-term investments .......................       (3,033,960)       (1,524,698)
  Proceeds upon maturity of short-term investments .........          795,818         8,004,141
  Investment in note receivable ............................               --          (265,000)
  Capitalized expenditures for software development ........         (441,084)         (494,885)
                                                                 ------------      ------------
          Net cash provided by (used  in)  investing
             activities ....................................       (3,654,908)        4,729,289
Cash flows from financing activities: ......................               --                --
  Proceeds from convertible debt ...........................        6,000,000                --
  Proceeds from exercise of stock options,  warrants
     and stock purchase plans ..............................        2,362,849           953,914

  Proceeds from issuance of common stock, net of
     expenses ..............................................               --        15,167,800
  Payments of capital lease obligations ....................          (39,337)               --
  Payments of deferred offering costs ......................         (315,449)         (406,248)
                                                                 ------------      ------------
          Net cash provided by financing activities ........        8,008,063        15,715,466
                                                                 ------------      ------------
Net decrease in cash and cash equivalents ..................         (710,622)          (70,154)
Cash and cash equivalents, beginning of period .............          715,446         8,616,305
                                                                 ------------      ------------
Cash and cash equivalents, end of period ...................     $      4,824      $  8,546,151
                                                                 ============      ============
Supplemental schedule of non-cash investment
  activities:
  Issuance of common stock for software development
    services ...............................................     $         --      $    478,152
                                                                 ============      ============
  Assets acquired under capital leases .....................     $         --      $    134,163
                                                                 ============      ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               THE VIALINK COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

    We provide subscription-based, business-to-business electronic commerce services that enable food industry participants to efficiently manage their highly complex supply chain information. Our core service, syncLink(SM), allows manufacturers, wholesalers, distributors, sales agencies (such as food brokers) retailers and foodservice operators to communicate and synchronize item, price and promotion information in a more cost-effective and accessible way than has been possible using traditional electronic and paper-based methods. Our additional services, which are all built on the syncLink foundation, include clearLink(SM) for item movement data, distribuLink(SM) for chain pricing data and sbtLink(SM) for scan-based trading.

    Our objective is to become the industry-accepted electronic commerce provider for synchronizing item, price and promotion information for the food industry. We expect to continue our investment in marketing and sales activities, and development of our viaLink services and customer support services to facilitate our plan to penetrate the market and build recurring revenues generated from subscriptions to our services. In order to implement this strategy, we believe that we will need significant additional capital, and we are seeking additional capital sources and potential technology, strategic and marketing partners. Consequently, we resemble a development stage company and face many of the inherent risks and uncertainties that development stage companies face. Moreover, there can be no assurance, that our efforts will be successful or that we will be able to obtain additional capital or partners on commercially reasonable terms, if at all. Any failure to successfully obtain additional capital or partners could have a material adverse effect on our business, financial condition and results of operations, including our viability as an enterprise. As a result of the high level of expenditures for investment in technology development, implementation, customer support services, and selling and marketing expenses, we expect to continue to incur losses in the foreseeable future periods until such time, if ever, as the recurring revenues from our services are sufficient to cover the expenses.

    Our clients and customers range from small retailers and suppliers to large corporations in the food industry and are geographically dispersed throughout the United States and some foreign countries.

    In April 2000, we formed viaLink International, Inc., a wholly owned subsidiary. viaLink International is a Delaware corporation formed to include our international operations. Our consolidated financial statements include the accounts of viaLink International. All intercompany transactions and balances have been eliminated in consolidation.

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

    Operating results for the nine month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2000.

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

    In conjunction with the Consulting Assets Sale, we entered into an earn-out agreement that provides for quarterly cash payments aggregating up to $1.5 million based on revenues generated from the assets sold to NetPlex through March 31, 2000. As of September 30, 2000, we have received $1.2 million of the $1.5 million potential payments under the earn-out agreement. We are recognizing amounts received under the earn-out agreement as gain on sale of assets in the period received. During the nine months ended September 30, 2000, we recognized a gain on sale of $124,419 for payments received.

    Our financial statements do not include the assets and operations of the consulting and systems integration assets.

4. RECONCILIATION FOR BASIC AND DILUTED EARNINGS PER SHARE ("EPS")

    A reconciliation of the numerators and the denominators used in the calculation of earnings (loss) per share is as follows for the three months and nine months ended September 30:

                                                                      THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                        SEPTEMBER 30,:                      SEPTEMBER 30,:
                                                                ------------------------------      ------------------------------
                                                                    1999              2000              1999              2000
                                                                ------------      ------------      ------------      ------------
         Basic:
           Net loss .......................................     $ (5,078,807)     $ (9,786,482)     $ (9,847,222)     $(31,026,944)
           Weighted average common shares outstanding .....       12,553,768        21,308,576        11,851,428        20,482,226
                                                                ------------      ------------      ------------      ------------

           Loss per share .................................     $      (0.40)     $      (0.46)     $      (0.83)     $      (1.51)
                                                                ============      ============      ============      ============
         Diluted:
           Net loss .......................................     $ (5,078,807)     $ (9,786,482)     $ (9,847,222)     $(31,026,944)
           Weighted average common shares outstanding .....       12,553,768        21,308,576        11,851,428        20,482,226

           Add: Net effect of dilutive potential shares ...               --                --                --                --
                                                                ------------      ------------      ------------      ------------

                                                                  12,553,768        21,308,576        11,851,428        20,482,226
                                                                ------------      ------------      ------------      ------------
           Loss per share .................................     $      (0.40)     $      (0.46)     $      (0.83)     $      (1.51)
                                                                ============      ============      ============      ============

    For the periods ended September 30, 2000, options to purchase 11,749,976 shares at a weighted average exercise price of $6.90 and warrants to purchase 40,000, 746,268, 768,492, 45,608 and 34,538 shares of common stock at $1.50,
$6.70, $12.06, $13.15 and $39.39, respectively, and 3,995,000 shares of common stock to be issued upon the conversion of the note issued to Hewlett-Packard were outstanding, but were not included in the computation of diluted earnings per share because the effect of these outstanding options, warrants and stock issuable upon conversion of debt would be antidilutive.

    For the periods ended September 30, 1999, options to purchase 9,884,000 shares at a weighted average exercise price of $1.95 and warrants to purchase 2,527,400, 639,000 and 750,000 shares of common stock at $1.25, $1.50 and $2.00, respectively, and 3,587,380 shares of common stock to be issued upon the conversion of the note issued to Hewlett-Packard were outstanding, but were not included in the computation of diluted earnings per share because the effect of these outstanding options, warrants and stock issuable upon conversion of debt would be antidilutive.

5. LONG-TERM DEBT

    On February 4, 1999, the Company entered into a financing agreement and note purchase agreement with Hewlett-Packard pursuant to which Hewlett-Packard purchased a $6.0 million secured subordinated promissory note. This note bears interest at 11.5% per annum, with interest payments deferrable to maturity in February 2004. The Company received stockholders' approval at its 1999 annual meeting to exchange the original note for a subordinated secured convertible promissory note, convertible into common stock at the option of Hewlett-Packard at a conversion price of $1.75 per share. The Company may prepay the note in whole or in part beginning September 30, 2000. Additionally, the Company may demand conversion at maturity. The closing of the purchase of the note occurred as of February 5, 1999. At September 30, 2000, contractual interest of $1,140,000 is included in the note payable balance as the amounts become convertible with the note balance.

    The Emerging Issues Task Force ("EITF") Issue 98-5 requires that beneficial conversion features present in convertible securities should be recognized and measured by allocating a portion of the proceeds equal to the value of that feature to additional paid-in capital. The value of the beneficial conversion feature in the note with Hewlett-Packard was approximately $20.0 million at the commitment date. However, the value allocated to additional paid-in capital is limited to the $6.0 million proceeds based on the prescribed accounting. Accordingly, we have allocated the full amount of proceeds to the beneficial conversion feature and recorded $6.0 million as additional paid-in capital at the time of closing. This was accreted by charges to interest expense and corresponding increases in long-term debt during the period from issuance of the note to August 2000 when the note became convertible. Non-cash interest charges of $395,000 and $1.0 million were recognized during the three months ended September 30, 2000, and 1999, respectively. Non-cash charges of $2.4 million and $2.6 million were recognized during the nine months ended September 30, 2000 and 1999, respectively.

6. INCOME TAXES

    SFAS 109 requires that the Company record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax asset depends on the Company's ability to generate sufficient taxable income in the future. The Company has recognized a full valuation allowance for the amount of net deferred tax asset at December 31, 1999 and September 30, 2000 since the Company resembles a development stage company and has no history of profitability.

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

    On March 22, 2000, the Company entered into a Securities Purchase Agreement pursuant to which i2 Technologies, Inc., Hewlett-Packard Company and Millennium Partners, L.P. paid us an aggregate of $6.0 million as consideration for (1) 200,403 shares of our common stock and (2) warrants to purchase 31,866 shares of our common stock at an exercise price of $39.39 per share. The warrants can be exercised at any time on or before March 24, 2003. Additionally, we issued warrants to purchase 2,844 shares of our common stock at an exercise price of $42.20 to an investment bank as partial compensation for services rendered to us as our financial advisor in connection with that transaction. All of these warrants contain anti-dilution protection provisions.

    On May 31, 2000, we entered into a Securities Purchase Agreement pursuant to which RGC International Investors, LDC ("RGC") paid us an aggregate of $10.0 million as consideration for (1) 960,615 shares of our common stock and (2) a warrant to purchase 768,492 shares of our common stock at initial exercise price of $12.06 per share. The exercise price may be subject to certain adjustments beginning one year from issuance, based on the market price of our common stock. The warrants can be exercised at any time on or before May 21, 2003. Upon closing of the transaction with RGC, we issued a warrant to purchase 45,608 shares of our common stock at an exercise price of $13.15 to an investment bank as partial compensation for services rendered to us as our financial advisor in connection with that transaction.

    On June 15, 2000, we issued options and shares of our common stock described in Note 8 below.

8. SETTLEMENT AGREEMENT

    In December 1997, we entered into an agreement with Investor Awareness to provide investor relations services. Subject to certain criteria in the agreement, Investor Awareness would be granted an option to purchase 40,000 shares of our common stock at $1.5625 per share. On June 15, 2000, we entered into a Settlement Agreement with Investor Awareness pursuant to which we issued options to purchase 20,000 shares of our common stock to two principals of Investor Awareness with an exercise price of $0.78125 and sold an aggregate of 20,000 additional shares of our common stock to these individuals as settlement of a lawsuit alleging that we failed to issue the option under the terms of the agreement. We have recorded an expense of $185,000 included in general and administrative expense for the nine month period ended September 30, 2000, representing the fair value the options issued.

9. SUBSEQUENT EVENT

    In October 2000, we entered into a lease agreement with Hewlett-Packard to expand our operations platform and hosting facilities. The lease term is 36 months and provides for equal monthly installments of $153,000 beginning once installation is complete. We will work with Hewlett-Packard during the remainder of 2000 and would expect the implementation to be complete in early 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Statements of our management's intentions, beliefs, anticipations, expectations and similar expressions concerning future events or outcomes contained in this Report constitute "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Any forward-looking statements are made by us in good faith, pursuant to the safe-harbor provisions of the Reform Act. As with any future event or outcome, we cannot assure you that the events or outcomes described in forward-looking statements made in this Report will occur or that the results of future events or outcomes will not vary materially from those described in the forward-looking statements. These forward-looking statements reflect our management's current views and projections regarding economic conditions, industry environments and our performance. Important factors that could cause our actual performance and operating results to differ materially from the forward-looking statements include, but are not limited to, changes in the general level of economic activity in the markets served by us, introduction of new products or services by competitors, sales performance, expense levels, interest rates, changes in our financial condition, availability and terms of capital sufficient to support our current and anticipated level of activity, delays in implementing further enhancements to our services and our ability to implement our business strategies.

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

OVERVIEW

    We provide subscription-based, business-to-business electronic commerce services that enable food industry participants to efficiently manage their highly complex supply chain information. Our core service, syncLink(SM), allows manufacturers, wholesalers, distributors, sales agencies (such as food brokers), retailers and foodservice operators to communicate and synchronize item, price and promotion information in a more cost-effective and accessible way than has been possible using traditional electronic and paper-based methods. viaLink's additional services, which are all built on the syncLink foundation, include clearLink(SM) for item movement data, distribuLink(SM) for chain pricing data and sbtLink(SM) for scan-based trading.

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

    We expect to generate our future revenues primarily from monthly subscriptions to our services. For use of our syncLink service, our customers pay us either a flat monthly subscription rate or a rate based on the number trading partners and the size and complexity of the trading relationships. Our other services, distribuLink, clearLink (formerly Item Movement) and sbtLink, are available for additional monthly subscription fees.

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

    We recognize revenues for our subscription and Web-hosting services as they are provided. Revenues collected in advance are deferred and recognized as earned. Revenues for implementations are recognized as the stages of the implementations are completed.

    We reported a substantial loss from operations for the fiscal year ended December 31, 1999 and for the three and nine months ended September 30, 2000, and we expect to report substantial losses for the foreseeable future. The extent of these losses will depend primarily on the amount of revenues generated from implementations of and subscriptions to our viaLink services, which have not yet achieved market acceptance or significant market penetration and the amount of expenses incurred in generating these revenues. In order to achieve market penetration, we expect to continue our high level of expenditures for sales and marketing and development of our viaLink services. These expenses substantially exceed our revenues, which to date have been minimal. As a result, we expect to incur losses in future periods until such time as the recurring revenues from these services are sufficient to cover expenses.

    During the second quarter of 2000, we began the extension of our solution to the food service industry, including hiring two key executives. Additionally, we initiated our expansion into international markets by opening an office in Australia as part of a joint venture with Cap Gemini Ernst & Young Australia Pty, Ltd. We expect this expansion into the foodservice industry and internationally will continue to be facilitated by leveraging our strategic relationships and alliances.

RESULTS OF OPERATIONS

     Revenues. Our revenues are comprised of revenues for subscriptions to our services, implementation revenues and certain revenues for Web-hosting services. We expect Web-Hosting revenues to continue to decrease in the future. The following table sets forth for the periods indicated the components of revenue included in our consolidated statements of operations:

                                                  THREE MONTHS ENDED                NINE MONTHS ENDED
                                                     SEPTEMBER 30,                    SEPTEMBER 30,
                                            -----------------------------     -----------------------------
                                                1999             2000             1999             2000
                                            ------------     ------------     ------------     ------------
         Revenues:
           Subscription ...............     $     12,610     $    128,258     $     27,185     $    348,809
           Implementation .............           48,850          111,121          103,798          464,663
           Hosting ....................           68,400           66,150          224,275          202,200
                                            ------------     ------------     ------------     ------------
           Total revenues .............     $    129,860     $    305,529     $    355,258     $  1,015,672
                                            ============     ============     ============     ============

    Customer Operations. Customer operations expense consists of personnel costs associated with implementation, consulting and other services and costs of operating, maintaining and accessing our technical operations and hosting facilities. Customer operations expense also includes the cost of providing support and maintenance to customers. Our customer operations expense increased from $822,000 to $1.7 million for the three months ended September 30, 1999 and 2000, respectively, and from $1.6 million to $5.4 million for the nine months ended September 30, 1999 and 2000, respectively. These increases are due primarily to increased personnel costs for our implementation and customer service teams and our expanded operations platform, including the hosting of our technical operations by Hewlett-Packard. In October 2000 we entered into a lease agreement with Hewlett Packard to expand our operations platform. We believe this expanded platform will significantly increase the capacity and scalability of our operations. We expect that the expanded platform will be complete during the first quarter of 2001 and will result in increased operating lease and hosting expenses when complete.

    Development. Development expense includes personnel and contract labor costs and professional fees incurred for product development, enhancements, upgrades, quality assurance and testing. Our development expenses increased from $945,000 to $1.3 million for the three months ended September 30, 1999 and 2000, respectively, and from $1.3 million to $4.9 million for the nine months ended September 30, 1999 and 2000, respectively. These increases were due primarily to an increase in personnel costs and professional fees for product development. Additionally, $250,000 and $854,000 of non-cash service costs is included in development expense for the three and nine month periods ended September 30, 2000, respectively, for the amortization of a portion of the fair value of the warrants and options issued to Cap Gemini Ernst & Young, i2 Technologies and other service providers, reflecting the development efforts provided. Additionally, during the nine month period ended September 30, 2000, we incurred professional fees of $1,186,000 which were paid with common stock in-lieu of cash. We are utilizing and expect to increase our reliance on our alliance partners and other vendors to advance our development efforts. We are currently undertaking various projects to expand the functionality of our services, including internationalization, that we expect will result in continued increases in these expenses for the foreseeable future.

    Selling and Marketing. Selling and marketing expense consists primarily of personnel costs, travel, promotional events, including trade shows, seminars and technical conferences, advertising and public relations programs. Selling and marketing expense increased from $852,000 to $2.3 million for the three months ended September 30, 1999 and 2000, respectively, and from $1.6 million to $8.1 million for the nine months ended September 30, 1999 and 2000, respectively. These increases were primarily due to the expansion of our sales, business development and marketing team from four persons at January 1, 1999 to 21 persons at September 30, 2000 and our new marketing and advertising program to promote our viaLink services. This new program, along with the increased headcount resulted in an increase in advertising, travel and other professional fees of approximately $900,000 and $3.8 million for the three and nine month periods ended September 30, 2000, respectively, versus the prior year periods. Additionally, selling and marketing expense includes $275,000 and $1.2 million of non-cash service costs for the amortization of a portion of the fair value of the warrants and options issued to Cap Gemini Ernst & Young, i2 Technologies and other service providers reflecting the selling and marketing efforts provided during the three and nine month periods ended September 30, 2000. We expect selling and marketing costs to remain at the same levels in the fourth quarter of 2000 and would expect the costs to increase again in the first quarter of 2001 in response to normal food industry trade activities.

    General and Administrative (G&A). G&A expense consists primarily of the personnel and other costs of the finance, human resources, administrative and executive departments and the fees and expenses associated with legal, accounting and other services. G&A expense increased from $1.5 million to $4.0 million for the three months ended September 30, 1999 and 2000, respectively, and from $3.7 million to $10.5 million for the nine months September 30, 1999 and 2000, respectively. These increases in G&A expense are attributable primarily to increased personnel costs for key executive and management staff and the related increase in personnel expenses for the administrative infrastructure built to support future operations. During the three and nine month periods ended September 30, 2000, G&A expense also includes $1.6 million and $2.1 million, respectively, related to the relocation of the executive offices from Edmond, Oklahoma to Dallas, Texas. We do not anticipate these expenses to recur at the same level in the fourth quarter of 2000. Additionally, for the three and nine month periods ended September 30, 2000, G&A expense includes $406,000 in deferred offering costs written-off upon withdrawal of a registration statement relating to a previously proposed offering of our common stock that we abandoned due to unfavorable market conditions. We anticipate that our other G&A expenses will continue to increase in absolute dollars for the foreseeable future as we continue our significant efforts to develop internal processes and infrastructure to support the expected increase in operational activity and scale.

    Depreciation and Amortization. Depreciation and amortization expense increased from $177,000 to $453,000 during the three months ended September 30, 1999 and 2000, respectively, and from $346,000 to $1.1 million for the nine months ended September 30, 1999 and 2000, respectively. These increases reflect the effect of capital expenditures in 1999 and 2000 for new computer hardware and software to support the viaLink services.

    Interest Expense, Net. Interest expense, net, decreased from $1.2 million to $337,000 for the three month periods ended September 30, 1999 and 2000, and decreased from $2.9 million to $2.3 million for the nine month periods ended September 30, 1999 and 2000, respectively. These decreases reflect the completion of the amortization of the beneficial conversion feature of the convertible note as more fully discussed in Note 5 to the financial statements and increases in interest income on short-term investments. Future interest expense will be primarily comprised of stated interest on the convertible note at 11.5% interest, net of interest income earned on cash equivalents and short-term investments. Interest income on short-term investments was $36,000 and $232,000 for the three month periods, and $136,000 and $621,000 for the nine month periods ended September 30, 1999 and 2000, respectively.

    Gain on Sale of Assets. Gain on sale of assets decreased from $228,000 to zero recorded for the three month periods ended September 30, 1999 and 2000 and decreased from $1.3 million to $124,000 for the nine month periods ended September 30, 1999 and 2000, respectively. Gain on sale of assets represents income recognized under the earn-out agreement with NetPlex and during the nine months ended September 30, 1999 reflects the recognition of the deferred gain of $462,000 upon collection of the note receivable due to us in connection with the sale of ijob. We have received approximately $1.2 million under the earn-out agreement through September 30, 2000.

    Tax Provision. Deferred tax assets and deferred tax liabilities are separately recognized and measured at currently enacted tax rates for the tax effect of temporary differences between the financial reporting and tax reporting bases of assets and liabilities, and net operating loss and tax credit carryforwards for tax purposes. A valuation allowance must be established for deferred tax assets if it is not "more likely than not" that all or a portion will be realized. We have established a full valuation allowance for the net deferred tax assets as of December 31, 1999 and September 30, 2000, generated by losses recorded in 1999 and during 2000. We will continue to provide a full valuation allowance for future and current net deferred tax assets until such time as we believe it is more likely than not that the asset will be realized.

    Other Comprehensive Income. Other comprehensive income in 1999 includes an unrealized gain of $844,000, representing the net increase in market value of the 643,770 shares of NetPlex capital stock from January 1, 1999 to September 30, 1999 received as consideration from the sale of our consulting and systems integration assets. These securities were sold in December 1999.

LIQUIDITY AND CAPITAL RESOURCES

    Our principal potential sources of liquidity are cash on hand, cash generated from operations and cash provided from financing activities. As of September 30, 2000, we had cash, cash equivalents and short-term investments of $8.5 million.

    During the nine months ended September 30, 2000, we used $20.5 million in operating activities, reflecting a net loss of $31.0 million. Cash used in operating activities also reflects $6.8 million for non-cash stock compensation and interest expense for the conversion feature of the Hewlett-Packard note, $1.4 million of depreciation and amortization, $1.2 million in professional fees paid by issuing common shares, $406,000 write-off of deferred offering costs and a $673,000 increase in cash provided by other working capital changes.

    Net cash used in operating activities was $20.5 million for the nine months ended September 30, 2000, compared to $5.1 million for the comparable period in 1999. This increase was due primarily to an increase in our net loss to $31.0 million for the nine months ended September 30, 2000 from $9.8 million for the comparable period in 1999, as partially offset by an increase in non-cash charges for depreciation and amortization, professional fees paid with common shares and a write-off of deferred offering cost.

    During the nine months ended September 30, 2000, investing activities provided $4.7 million in net cash. This amount reflects $8.0 million received upon the maturities of short-term investments, as partially offset by reinvestment of $1.5 million and $1.5 million in capital expenditures and capitalized software development costs.

    During the nine months ended September 30, 2000, financing activities provided net cash of $15.7 million, primarily the result of the issuance of 1.2 million shares of our common stock. Additionally, we received $954,000 in proceeds from the exercise of outstanding stock options and warrants and purchases under stock purchase plans, offset in part by approximately $406,000 of deferred offering costs subsequently written-off.

    We have incurred operating losses and negative cash flow in the past and expect to incur operating losses and negative cash flow for the foreseeable future. We expect our spending to increase for the foreseeable future for further technology and product development, sales and marketing expenditures and other technology and database costs. We also expect to hire additional management, development and support/service employees. To support our current level of spending, we must obtain additional capital in the near term. We do not currently have any firm commitments from third parties to provide capital to us.

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

    We are currently working, with the assistance of our financial advisors, to address our future capital requirements. Although we expect that these efforts will result in the procurement of capital in the near term, there can be no assurance as to whether, when or the terms upon which any such capital may be obtained. Any failure to timely obtain an adequate amount of additional capital on commercially reasonable terms could have a material adverse effect on our business, financial condition and results of operations, including our viability as an enterprise.

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

    In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB
101), providing the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. SAB 101 becomes effective for the fourth quarter of fiscal year 2000 for companies with fiscal years that end on December 31, 2000. The cumulative effect of the adoption of SAB 101 will be reported as an accounting change as of January 1, 2000 in our December 31, 2000 financial statements. We believe that the adoption of SAB 101 will not have a material effect on the Company's financial position or results of operations.

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

WE MAY BE UNABLE TO OBTAIN THE ADDITIONAL CAPITAL REQUIRED TO SUSTAIN AND GROW OUR BUSINESS

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

    We may not be able to obtain the additional capital necessary to satisfy our cash requirements or to implement our growth strategy successfully. If we obtain additional capital, we cannot be certain that it will be on favorable terms. If we cannot obtain adequate additional capital resources, we will be forced to curtail our planned business expansion. We may also be unable to fund our ongoing operations, including investment in and development of our services and technology, expansion of our sales and marketing activities and expansion into other industries and geographic markets. If we issue equity securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of our common stock.

DUE TO THE SALE OF OUR CONSULTING AND SYSTEMS INTEGRATION ASSETS AND THE SALE OF OUR SUBSIDIARY, IJOB, INC. IN 1998, WE NEED TO REPLACE MOST OF OUR HISTORICAL REVENUES WITH REVENUES FROM OUR VIALINK SERVICES.

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

WE ARE SUBSTANTIALLY DEPENDENT ON OUR VIALINK SERVICES. IF OUR VIALINK SERVICES FAIL TO BECOME ACCEPTED BY THE FOOD INDUSTRIES, OUR BUSINESS WILL BE MATERIALLY ADVERSELY AFFECTED.

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

    o   Success of our marketing efforts;

    o   Success of our strategic relationships and alliances; and

    o   Continued acceptance of the Internet for business use.

    The market for business-to-business electronic commerce services is evolving rapidly. As the market evolves, customers, including our current customers, may not choose our services.

WIDESPREAD INDUSTRY ADOPTION OF OUR SERVICES IS DEPENDENT UPON A CRITICAL MASS OF LARGE NATIONAL ACCOUNTS SUBSCRIBING TO OUR SERVICES.

    Our success depends on a significant number of large customers using our services and linking with manufacturers, wholesalers and distributors over the Internet through syncLink. To encourage purchasers to use our services, syncLink must offer a broad range of product, price and promotion information from a large number of suppliers. However, to attract suppliers to subscribe to syncLink, we must increase the number of retailers who use our services. If we are unable to quickly build a critical mass of retailers and suppliers, we will not be able to benefit from a network effect where the value of our services to each subscriber significantly increases with the addition of each new subscriber. Our inability to achieve this network effect would reduce the overall value of our services to retailers and suppliers and, consequently, would harm our business.

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

WE HAVE A HISTORY OF OPERATING LOSSES AND EXPECT FUTURE OPERATING LOSSES.

    We have a history of operating losses, and we expect to incur net losses for the foreseeable future. We incurred net operating losses of approximately $2.9 million in 1997, $1.5 million in 1998 and $13.8 million in 1999. As of September 30, 2000, we had an accumulated deficit of approximately $45.0 million representing the sum of our historical net losses. We expect to expend significant resources to aggressively develop and market our services into an unproven market. Therefore, we expect to have negative cash flow and net losses from operations for the foreseeable future. We may never generate sufficient revenues to achieve or sustain profitability or generate positive cash flow.

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

    o   Timing of large national customers subscribing to our services;

    o   Changes in market valuations of other technology companies;

    o Announcements by us or our potential competitors relating to significant technical innovations, acquisitions, strategic alliances and relationships, joint ventures or investments;

    o   Departures of key personnel;

    o   Ability to obtain financing on acceptable terms;

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

OUR OPERATING RESULTS MAY BE HARMED IF BUSINESS-TO-BUSINESS ELECTRONIC COMMERCE OVER THE INTERNET DOES NOT CONTINUE TO GAIN ACCEPTANCE, PARTICULARLY IN THE FOOD INDUSTRY.

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

THE PRICE OF OUR COMMON STOCK MAY DECLINE DUE TO SHARES ELIGIBLE FOR FUTURE
SALE.

    Sales of a substantial number of shares of common stock could adversely affect the market price of the common stock and could impair our ability to raise capital through the sale of equity securities. As of September 30, 2000, we had outstanding 21,423,688 shares of common stock. Of these shares:

    o 17,367,070 shares are freely tradable without restriction or further registration under the Securities Act unless purchased by our "affiliates;" and

    o 4,056,618 shares of common stock are "restricted securities" as defined in Rule 144 of the Securities Act.

    An additional 3,736,190 shares of common stock are issuable upon the exercise of currently exercisable options. Substantially all shares issued following the exercise of these options will be freely tradable.

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

    Pursuant to the $6.0 million subordinated secured convertible promissory note we issued to Hewlett-Packard, Hewlett-Packard may convert the note into shares of our common stock at a conversion price of $1.75 per share beginning in August 2000. Hewlett-Packard is also entitled to request the registration of 66,801 shares of our common stock purchased by them and 10,622 shares of our common stock currently issuable to them upon the exercise of a warrant we issued to them in connection with a private placement.

    Pursuant to our agreement with Cap Gemini Ernst & Young, Cap Gemini Ernst & Young is entitled to request the registration of 750,000 shares of our common stock which were purchased by them upon the exercise of a warrant.

    Pursuant to our agreements with i2 Technologies, i2 Technologies is entitled to request the registration of 1,052,337 shares of our common stock which were purchased by them and 756,930 shares of common stock issuable to them upon exercise of the warrants.

    Pursuant to our agreement with AGE Investments, Inc., we have granted AGE unlimited piggyback registrations rights prior to March 22, 2005 with respect to the 48,280 shares of our common stock issuable upon exercise of the warrants we issued to AGE.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

    The following instruments are included as exhibits to the report. Exhibits incorporated by reference are so indicated.

                                  EXHIBIT
                                  NUMBER          DESCRIPTION
                                  ------          -----------
                                  3.1        Amended and Restated Bylaws
                                  3.2        Bylaw Amendment
                                   27        Financial Data Schedule

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       THE VIALINK COMPANY
                                           (Registrant)

                                       By: /s/ LEWIS B. KILBOURNE
                                           --------------------------------
                                             Lewis B. Kilbourne
                                           Chief Executive Officer

Date: November 14, 2000

                                       By: /s/ J. ANDREW KERNER
                                           --------------------------------
                                                  J. Andrew Kerner
                                           Senior Vice President, Finance
                                               Chief Financial Officer
                                              (principal financial and
                                                accounting officer)

Date: November 14, 2000

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTION
------                             -----------
3.1                      Amended and Restated Bylaws
3.2                      Bylaw Amendment
 27                      Financial Data Schedule