Form 10KSB40
period 2000-12-31
VIALINK CO
filed 2001-02-23
CIK 1017137

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                       COMMISSION FILE NUMBER: 000-21729

                              THE VIALINK COMPANY
                 (Name of Small Business Issuer in its Charter)

                  DELAWARE                                      73-1247666
        (State of Other Jurisdiction                         (I.R.S. Employer
       Incorporation or Organization)                      Indemnification No.)

               13155 NOEL ROAD                                     75240
                DALLAS, TEXAS                                   (Zip Code)
  (Address of Principal Executive Offices)

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

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The issuer's revenues for the fiscal year ending December 31, 2000 were $1,621,437.

     As of February 20, 2001, the aggregate market value of the voting common stock of the registrant held by non-affiliates of the registrant (affiliates for these purposes being Registrant's directors, executive officers and holders of more than 5% of Registrant's common stock on such date) computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity on that date was $73.7 million.

     As of February 20, 2001, the issuer had 22,905,437 outstanding shares of Common Stock.

     Transitional Small Business Disclosure Format:  Yes [ ]  No [X]

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for issuer's 2001 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-KSB
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

                                    BUSINESS

     We provide subscription-based, business-to-business electronic commerce services that enable food industry participants to efficiently manage their highly complex supply chain information. Our core service, syncLink(SM), allows manufacturers, wholesalers, distributors, sales agencies (such as food brokers) retailers and foodservice operators to communicate and synchronize item, price and promotion information in a more cost-effective and accessible way than has been possible using traditional electronic and paper-based methods. Our additional services, which are all built on the syncLink foundation, include distribuLink(SM) for chain pricing data and the viaLink Partner Package, our advanced e-business practices product suite.

     We were originally formed in 1985 as Applied Intelligence Group, an Oklahoma Corporation. In 1998, we changed our name to The viaLink Company. In 1999, we reorganized as a Delaware Corporation.

INDUSTRY BACKGROUND

  The Consumer Packaged Goods, Grocery and Foodservice Industries

     The consumer packaged goods (CPG), grocery and foodservice industries in the U.S. manufacture and distribute a wide variety of prepackaged items primarily sold in supermarkets, convenience stores, small grocery stores, mass merchandisers, warehouse clubs, chain drugstores and foodservice operators such as restaurants, hotels and caterers. The movement of merchandise from manufacturer to retailer or operator is characterized by various multi-tiered distribution methods, such as direct-to-store deliveries and intermediate deliveries through wholesalers, distributors and retailer warehouses. This distribution structure is commonly referred to as the "supply chain." The CPG and grocery industries are very large and highly fragmented.

     According to the U.S. Census Bureau, in 1997 the U.S. CPG, grocery and foodservice markets represented $1.2 trillion in annual sales generated by 300,000 retail locations and 740,000 foodservice operators. These retail locations and foodservice operators are supplied by over 20,000 manufacturers and over 50,000 wholesalers, distributors and brokers. We believe we offer the only deployed Internet-based, synchronized item, price and promotion information service to this $1.2 trillion U.S. market. The global CPG, grocery and foodservice market represents an even larger opportunity for the Company.

     Significant item-specific variations and complexities characterize the CPG and grocery industries. A typical supermarket has an average of 40,000 items in inventory, supplied by up to 5,000 separate suppliers. A large format supermarket, or supercenter, can have over 100,000 items in inventory. A convenience store has an average of 2,800 items in inventory, supplied by up to 300 suppliers. According to New Product News, approximately 16,000 new products were introduced in the CPG and grocery industries in 1999.

     Items, prices and promotions are unique to each trading partner relationship within the supply chain, and different products can be authorized for sale at the specific store level. Product assortment, pricing and promotion can vary by geography, store size, or other demographics. Furthermore, item price and promotion changes that frequently occur at every level of the supply chain can be very complex and time consuming. Prices can change as frequently as daily or weekly for certain products.

     The significant industry fragmentation, complex and frequently changing item, price and promotion information, non-standardized data, and disparate industry technology systems provide a tremendous opportunity for us to prosper as a shared information intermediary and global utility. We provide our customers with an independent, secure database of record for item, price and promotion information. Our services can be used to provide a neutral source of data to resolve disputes about prices, products and promotions between trading partners.

  Lack of Information Synchronization in the CPG, Grocery and Foodservice Industries

     The CPG, grocery and foodservice industries' supply chain has experienced low electronic commerce penetration and continues to be characterized by significant data complexity, manually intensive business processes, and high purchase order and invoice error rates.

     One of the most significant challenges facing a retailer is the maintenance of its "pricebook." The pricebook typically contains descriptions of each item in a store's inventory, including the supplier's and retailer's product code, item specifications (packaging and selling unit information), Universal Product Code (UPC), purchase cost, retail sales price and any discounts to be received from the item supplier. The large number of items, variability of pricing, lack of reliable information exchanged between trading partners and the traditional practice of manual updating make pricebook maintenance extremely difficult and error prone. Larger supply chain participants have attempted to bridge the information gap by using the traditional electronic data interchange (EDI) model. EDI technology has been available for many years; however, many suppliers and retailers have found this approach to be cost prohibitive and technologically difficult to implement. Without a shared "database of record" from which trading partners may access agreed upon item, price and promotion information, pricebook synchronization has been virtually impossible.

     The existing relationships within the foodservice supply chain makes for an even more compelling case for synchronization. Unlike the CPG channel where large manufacturers deliver directly to most large retailers, the foodservice industry almost always adds a distributor/wholesaler between manufacturers and operators. This adds a third level of complexity to most item and price sensitive transactions and doubles the number of potential occurrences for errors -- once at the operator and manufacturer levels and twice at the distributor level. The use of promotions within the foodservice industry has heretofore been relatively rare as the technology to track promotional incentives from manufacturers through distributors to operators has been virtually non-existent. As a result, the industry has historically embraced the use of rebates as a means of providing pricing discounts to operators as they have been the only effective means of tracking end-user sales in the absence of technology to track promotions. We believe that our synchronized database should help to minimize undetected product substitutions which is a characteristic of the foodservice supply chain largely unshared by CPG.

  Quantifying the Magnitude of the Information Problem in the U.S.

     Unsynchronized product, price and promotion data and ineffective communication between retailers and suppliers represent a major portion of the estimated inefficiency in the industries' sales. A 1993 Joint Industry Study on Efficient Consumer Response concluded that costs related to promotion administration, buying and selling processes, deductions and other clerical and administrative areas could be reduced by over 3.4% of sales. This translates to over $30 billion in potential supply chain inefficiencies in the U.S. CPG and grocery industries alone. The study also concluded that item, price and promotion information synchronization is essential to achieve the benefits of a paperless system.

     Due to the limited number of available alternatives, many suppliers and retailers continue to employ paper-based, manual communications to manage their supply chain information, resulting in operational inefficiencies and administrative errors. Invoice errors and discrepancies also cause significant administrative inefficiencies for both suppliers and retailers attempting to research and reconcile the source of the error. A 1999 Grocery Manufacturers of America (GMA) study found that an estimated 60% of all invoices in the CPG industry have errors and approximately 60% of the errors are due to price and promotion issues. In addition, approximately 35% of all invoices result in the retailer taking deductions for errors and discrepancies in invoices from suppliers. These deductions were estimated to represent 8% of annual invoice sales from suppliers. A 1998 GMA study estimated that the administrative cost of invoice errors averages $40 per error and can reach up to $236 per error.

     Applying the average of $40 per invoice error to the 55 CPG companies that participated in the study, this would translate to approximately $4 billion per year in administrative costs for these 55 companies to process invoice errors. This estimate assumes the average of 3 million invoices produced per year by each of the 55 CPG companies incur the estimated invoice error rate of 60%, resulting in approximately 99 million invoices annually. This estimate increases considerably when you take into account our target market of 20,000 manufacturers and 50,000 wholesalers & distributors in the U.S. CPG and grocery industries, as well as international companies.

     We believe that our services also provide a compelling value proposition to the $367 billion U.S. foodservice industry. According to a recent joint study conducted under the auspices of the International Food Manufacturers Association and the International Food Distributors Association entitled "Enabling Profitable Growth in the Food-Prepared-Away-from-Home Industries: Efficient Foodservice Response (or "EFR")," invoice accuracy and deductions are also a major problem for the foodservice industry. Of the 241 million foodservice orders generated annually, approximately 80% are placed manually. The complexity of the supply chain presents an error-prone order scenario that is virtually tailor-made for viaLink's syncLink service, with an estimated 63% of all invoice errors due to product, price and promotion mistakes. Indeed the structure of the foodservice industry itself (which places distributors as the intermediary between foodservice operators and manufacturers) provides for even greater risk of item, price and promotion errors as compared to CPG.

     According to the EFR study, potential savings from e-commerce in the foodservice industry are estimated at $6.6 billion annually, with a significant portion attributed to product, price and promotion synchronization. Our syncLink service is targeted directly at this annual savings opportunity and provides for an additional level of potential "connection points" as compared to CPG due to the prevalence of distributors and brokers in the foodservice industry.

  Cost Savings and Benefits of Synchronization in the CPG and Grocery Industries

     According to the 2000 GMA study in which we served as the intermediary information service provider, the economic benefit of supplier synchronization ranged from $4,100 to $20,600 per year for each average 100-store chain, while 100-store retailer synchronization savings ranged from $4,700 to $10,300 per year per supplier. The following sections highlight the financial advantages or net annual savings that may be realized from utilizing viaLink's services which enables a rapid payback opportunity to its retailer and supplier customers.

     The 2000 GMA study also found that invoice deductions were reduced by 69% during the pilot time period. This improvement was driven by a 59% reduction in cost mismatches/discrepancies and a 100% elimination of item mismatches/discrepancies. In addition, the time spent resolving item and price discrepancies that did occur was reduced by half with even greater reductions for suppliers and retailers with more items, promotions and store-level complexities.

  Scan Based Trading

     The traditional business-to-business trading environment in the CPG, grocery and foodservice industries is delivery-based (i.e., the point of transaction is the supplier's point-of-delivery to the retailer). Scan based trading (SBT) is an emerging industry model in which title changes hands between suppliers and retailers at the checkout stand and not at the back door. Scan based trading builds upon synchronization to align supply and demand at the point of sale.

     In order to gain broad market acceptance, SBT requires reliable, synchronized exchange of item, price and promotion information and a shared control system for managing delivery information, retail sales data, inventories and shrink reporting. Our syncLink service provides the necessary synchronization and viaLink's sbtLink service provides the third party control system necessary to effectively manage SBT processes. SBT represents a change from current business practices and has broad benefits for both suppliers and retailers. The long-term benefits to suppliers conducting SBT through our sbtLink service are the competitive advantage gained through better negotiation for shelf space and the increased cash flow resulting from improved asset management. The immediate benefits to suppliers include:

     - increased route productivity through use of off-peak delivery hours;

     - increased route selling opportunities through elimination of backroom waiting time and check-in time;

     - improved asset utilization due to the widening of delivery windows; and

     - inexpensive access to product information by product, by pricing zone, and by deal.

     For retailers, the long-term benefit of conducting SBT through our sbtLink service is the competitive advantage gained through better customer satisfaction and loyalty resulting from accurate stocking and pricing of items. The immediate benefits to retailers include:

     - elimination of back room check-in;

     - increased productivity through re-deploying personnel normally involved in back room check-in;

     - improved shrink control;

     - reductions in stock-out occurrences;

     - reduction in inventory investment; and

     - improved assortment.

     According to the 2000 GMA pilot study, the benefits and key findings of conducting SBT using our syncLink and sbtLink services as follows:

     - 3% to 4% increased sales growth;

     - shrink levels of 0.3%; and

     - error-free invoicing and payment -- no deductions throughout the pilot period.

     The pilot study concluded that SBT processes are enhanced by using a single intermediary, such as us, serving both trading partners because the intermediary bridges the technical gap between trading partners; allows smaller companies to participate in advanced electronic commerce practices that would otherwise be unattainable; and provides accurate and timely reporting that increases accountability and speed of action among trading partners.

OUR SOLUTION

     We provide subscription-based, business-to-business electronic commerce solutions designed specifically to address the complexities and inefficiencies of the supply chain in the CPG, grocery and foodservice industries. We transform today's point-to-point model to a single point (i.e. a centralized information hub).

     Our solution is architected to operate across disparate technology platforms and item coding standards and can be implemented and deployed rapidly. Instead of making multiple connections to reach many trading partners, customers make only a single connection, using a wide range of technologies, including standard Internet browsers, e-mail, highly sophisticated proprietary network infrastructures, standard EDI formats or Extensible Markup Language (XML), an emerging standard for the exchange of data over the Internet.

     Our solution provides suppliers and retailers with the following benefits:

     - reduced invoice discrepancies through synchronization of trading information, thereby reducing write-offs and administrative costs associated with them;

     - reduced manual data entry and pricebook maintenance, thereby increasing overall administrative efficiency;

     - increased sales force productivity resulting from decreased time spent resolving errors and disputes and increased time actually selling;

     - enhanced promotion effectiveness and ability to facilitate more efficient new product introductions due to greater trading information visibility; and

     - improved delivery and store receiving process.

     We offer an entire suite of value-added supply chain electronic commerce services for the CPG, grocery and foodservice industries. Our solution is composed of data synchronization (syncLink); chain pricing (distribuLink); and the viaLink Partner Package, our advanced e-business practices product suite.

  syncLink -- Data Synchronization

     Our core service, syncLink, is a synchronized, central information hub that offers manufacturers, distributors, wholesalers, foodservice operators and retailers one shared source for product specifications, price, and promotions, including new product introductions, authorizations, and de-authorizations unique to their trading relationships. The syncLink service replaces the multiple connections among retailers, operators and suppliers with a single electronic connection to a shared database. syncLink provides customers with a cost-effective, reliable, scaleable, accurate and secure way to communicate and synchronize trading information. The syncLink database forms the foundation for the Company's other electronic services.

  distribuLink -- Chain Pricing

     distribuLink, a reporting service using syncLink data, allows authorized manufacturers, wholesalers, distributors and retailers to share item, price and promotion information. distribuLink provides item and pricing information visibility though each level of multi-tiered distribution channels. For example, a manufacturer may not have information on the prices and promotions offered by its independently-owned distributors. By implementing syncLink and distribuLink services at each of its distributors, a manufacturer is able to view prices and promotions offered on its products by its distributors to specific retailers.

  viaLink Partner Package --

     viaLink Partner Package is a product suite that enables its customers to conduct a variety of advanced e-business practices for demand planning and creation, order and promotion management, and procurement. The viaLink Partner Package is built upon syncLink and consists of four services, all of which are built on the data-of-record shared by a trading partnership in syncLink. Customers can choose any and all services included in the suite. The services include:

     - clearLink(sm) -- Provides timely retail sales and wholesale warehouse movement information to manufacturers and suppliers using data within syncLink.

     - promoLink(sm) -- Permits trading partners to promote products at the point-of-sale and keep track of promotion dollars in near-real time.

     - viaLink honor check-in -- Enables trading partners to eliminate back-room check-in with tools to ensure that inventory and shrink are kept in control.

     - sbtLink(sm) -- Gives trading partners the shared control system necessary to conduct scan-based trading.

     We believe that the benefits of our solution will attract leading national and regional retailers and suppliers to our network of CPG and grocery industry participants. We also believe that the addition of these retailers and suppliers will create a network effect that increases the value of our viaLink solution to subscribers.

STRATEGY

     Our objective is to become the industry-accepted electronic commerce utility for synchronizing item, price and promotion information for the food industry. We plan to accomplish this by implementing the following strategies:

  Target Leading Retailers and Suppliers to Create a Network Effect

     We intend to create a network effect by targeting leading national and regional retailers and suppliers and providing the services necessary to create efficiencies for these key participants. We believe the adoption of our services by these companies will be an important endorsement for the rest of the CPG, grocery and foodservice industries. As a result of this network effect, we believe the value of our services to our subscribers will increase with the addition of new trading partners, thereby increasing the overall value of our solution.

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

     - Advertising in industry and business media;

     - Participating in industry trade shows and conferences; and

     - Working with industry trade associations to provide broad industry influence.

  Expand Service Offerings

     Given the significant complexities and inefficiencies prevalent in the CPG, grocery and foodservice supply chains, we expect suppliers and retailers will demand more advanced supply chain services that assist them in tracking sales, forecasting demand, replenishing inventory and managing transactions based on point-of-sale data. syncLink, the foundation of our solution, allows us to develop and deploy other value-added services. We will continue to invest resources to develop complementary services that leverage the syncLink database and create efficiencies for our subscribers.

  Enter New Markets

     During 2000, we began our expansion internationally and the extension of our solution to other industries outside of the CPG and grocery industries. We have established our global presence by opening sales offices in Hong Kong and Australia. We expect to continue this expansion by opening sales offices in Europe and expansion into other industries by leveraging our existing or future strategic relationships and alliance partners.

TECHNOLOGY PLATFORM

     Our technology platform is reliable, secure and readily accessible based on open architectures and industry standard technologies. The platform utilizes Oracle relational database technology and applications built with the Smalltalk object-oriented programming and development language. Smalltalk is a portable development and operational environment, well suited to manage mission-critical business applications. We allow users to access the system using virtually any technology, from an Internet browser to sophisticated EDI, including an XML based interface.

     Access to our services is provided through the Internet, as well as other methods of electronic communication. In order to maintain the security of its database, users do not have direct access to the underlying data stored in the Oracle databases. Users connect to application programs, which interpret the requests for service, then connect to the Oracle databases for access to the underlying data.

     Our production operations are housed and hosted in Hewlett-Packard's secure facility in Atlanta, Georgia. This facility is secured through a variety of technical and physical protection mechanisms, including full-time professional security staff. The facility provides redundant infrastructure such as backup utilities and communication lines to support a high availability operation. The Hewlett-Packard servers hosting our services include fail-over capability, with redundant data storage and communications resources.

SALES AND MARKETING

     We employ a multi-tiered sales and marketing strategy consisting of direct sales force personnel and indirect partnerships and alliances, such as Cap Gemini Ernst & Young, to penetrate and influence potential customers. Currently, our Sales and Marketing team consists of 18 full-time employees, including 12 sales professionals. Senior executives, particularly on larger key accounts, are also actively involved in the sales process.

     The sales and marketing team is responsible for generating sales leads, following-up on customer referrals, signing contracts with new customers and providing input into the Company's services and product development based on customer feedback and market data. We generate sales leads through trade advertising, customer referrals, public relations, trade shows and strategic relationships. We also utilize a variety of other consulting and contractor relationships with industry experts and opinion leaders to help develop and promote viaLink's services.

     Our strategy is to create a network effect by targeting leading national and regional retailers and suppliers and providing the services necessary to create efficiencies for all participants. As a result of this network effect, the value to each participant using our services increases with the addition of each new participant, increasing the overall value of the our solution. Our marketing strategy is focused on increasing the awareness of the our brand and services, educating our target market on the benefits of B2B e-commerce, and positioning our services as the cornerstone of CPG, grocery and foodservice e-business activities. To increase the awareness of us and our services, at the beginning of 2000 we launched a new marketing campaign, including new logo, advertising, customer newsletter, web site, sales collateral, and trade show presence.

     An important component of this strategy is to work with emerging B2B trading exchanges in the CPG, grocery and foodservice industries. For example, the Company has developed relationships and gained important endorsements from the WorldWide Retail Exchange (WRE) and UCCnet. We are working with the e-business alliance of IBM, i2, and Ariba, as well as an extended group of industry leading service providers to provide critical functionality in building the WRE.

CUSTOMERS

     We currently have more than 700 customers. A majority of our existing customer base is small suppliers and retailers; however we have recently added several large multi-national suppliers and retailers. Currently, we are targeting large national and regional customers and we believe that we have made inroads with respect to retailer and supplier adoption of our service offering. We expect to add several more industry leaders to our customer list which already includes: A&P, Bestfoods Baking, Coors Brewing Company, Earthgrains, Fort James, FritoLay, IBC, Kraft Foods, Pepsi, Safeway, Schnucks, Spartan Stores, Winn Dixie Stores, Inc. and Wise Foods.

     Three customers individually accounted for 13%, 11% and 11% of our total revenues in 1998; 27%, 14% and 12% of our total revenues in 1999 and 18%, 13% and 11% of our total revenues in 2000. Likewise, approximately 49%, 70% and 60% of our total revenues were attributable to five clients in 1998, 1999 and 2000, respectively.

PRODUCT DEVELOPMENT AND ENHANCEMENT

     We initially introduced syncLink in 1997 and intend to continue to make significant investments in product development and enhancements to improve and extend our services, including enhancements to our viaLink Partner Package. Our plans also include a wide deployment of XML to enable third-party technology providers, including our "viaLink ready Program" members, to accelerate the adoption of our services by the industry.

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

     As of December 31, 2000, our product development, technical support and operations staff consisted of 36 full-time employees. Our product development expenses were $1.2 million in 1998, $2.8 million in 1999 and $6.3 million in 2000. We believe that significant investments in product development and enhancement will be required to remain competitive.

PROPRIETARY RIGHTS

     Our success and ability to compete are dependent upon our ability to develop and maintain the proprietary aspects of our technology and operate without infringing on the proprietary rights of others. We rely primarily on a combination of copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect our proprietary rights. However, we currently have an application for a patent pending for the sbtLink portion of our viaLink Partner Package suite of services. Because the software development industry is characterized by rapid technological change, we believe that factors such as the technological and creative skills of our personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are very important to establishing and maintaining a technology leadership position in addition to the various legal protections available for our technology.

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

     - Big 5 consulting firms such as Accenture, Cap Gemini Ernst & Young, Deloitte & Touche, KPMG Consulting and PricewaterhouseCoopers; and

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

EMPLOYEES

     As of December 31, 2000, we had 117 full-time employees and 4 part-time employees. Of the full-time employees, 18 were employed in sales and marketing, 36 were employed in product research and development, technical support and operations, 44 were employed in implementation, customer support and service and 19 were employed in human resources, administration, finance and accounting. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

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

WE MAY BE UNABLE TO OBTAIN THE ADDITIONAL CAPITAL REQUIRED TO SUSTAIN AND GROW OUR BUSINESS

     We intend to continue our investment in and development of our services and technology and expansion into other industries and geographic markets. We have incurred operating losses and negative cash flow in the past and expect to incur operating losses and negative cash flow in the future. Our ability to fund our planned working capital and capital expenditures will depend largely upon our ability to obtain sufficient capital. Our future capital requirements will depend on a number of factors, including our:

     - Services achieving market acceptance;

     - Services producing a sustainable revenue stream;

     - Working capital requirements; and

     - Level of our investment in and development of our services and technology.

     We may not be able to obtain the additional capital resources necessary to satisfy our cash requirements or to implement our growth strategy successfully. If we obtain additional capital, we cannot be certain that it will be on favorable terms. If we cannot obtain adequate additional capital resources, we will be forced to curtail our planned business expansion, sell or merge our business, or face bankruptcy. We may also be unable to fund our ongoing operations, including investment in and development of our services and technology and expansion into other industries and geographic markets. If we issue equity securities, our stockholders may experience additional dilution, which may be substantial. In addition, the new equity securities may have rights, preferences or privileges senior to those of our common stock. Any of these actions could cause our stock price to fall.

WE ARE SUBSTANTIALLY DEPENDENT ON OUR VIALINK SERVICES. IF OUR VIALINK SERVICES FAIL TO BECOME ACCEPTED BY THE CONSUMER PACKAGED GOODS AND GROCERY INDUSTRIES, OUR BUSINESS WILL BE MATERIALLY ADVERSELY AFFECTED.

     Virtually all of our revenues for the foreseeable future will be derived from implementation fees and subscription revenues from our viaLink services, which may not achieve market acceptance. We are just beginning to generate a significant amount of revenues from these services. The acceptance of our syncLink service as an industry-wide shared database will depend upon subscriptions from a large number of industry manufacturers, suppliers and retailers. We cannot predict when a significant number of manufacturers, suppliers and retailers will subscribe to our services, if ever. If our services do not achieve market acceptance, or if market acceptance develops more slowly than expected, our business, operating results and financial condition will be seriously damaged. A number of factors will determine whether our services achieve market acceptance, including:

     - Performance and functionality of our services;

     - Ease of adoption;

     - Satisfaction of our initial subscribers;

     - Success of our marketing efforts;

     - Success of our strategic relationships and alliances;

     - Continued acceptance of the Internet for business use.

     The market for business-to-business electronic commerce services is evolving rapidly. As the market evolves, customers, including our current customers, may not choose our services. We are a developing company, and most of our customers are well established. Until our services become widely accepted in the food and foodservice industries, we may need to make concessions to individual large customers in order to gain industry acceptance.

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

OUR OPERATING RESULTS MAY BE HARMED IF BUSINESS-TO-BUSINESS ELECTRONIC COMMERCE OVER THE INTERNET DOES NOT CONTINUE TO GAIN ACCEPTANCE, PARTICULARLY IN THE CONSUMER PACKAGED GOODS, GROCERY AND FOODSERVICE INDUSTRIES.

     Our ability to achieve market acceptance depends upon the CPG, grocery and food service industries' widespread acceptance of the Internet as a vehicle for business-to-business electronic commerce. There are a number of critical issues concerning commercial use of the Internet, including security, reliability, cost, quality of service and ease of use and access. Organizations that have already invested substantial resources in other means of exchanging information may be reluctant to implement Internet-based business strategies. We cannot assure you that Internet-based information management utilizing our services, or any other product, will become widespread. If the Internet fails to become widely accepted by the consumer packaged goods, grocery and food service industries, our subscribers may be forced to use private communications networks which would materially adversely affect our operating results.

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

WE HAVE A HISTORY OF OPERATING LOSSES AND EXPECT FUTURE OPERATING LOSSES.

     We have a history of operating losses, and we expect to incur net losses for the foreseeable future. We incurred net operating losses of approximately $1.5 million in 1998, $13.8 million in 1999 and $39.1 million in 2000. As of December 31, 2000, we had an accumulated deficit of approximately $52.7 million representing the sum of our historical net losses. We expect to expend significant resources to aggressively develop and market our services into an unproven market. Therefore, we expect to have negative cash flow and net losses from operations for the foreseeable future. We may never generate sufficient revenues to achieve or sustain profitability or generate positive cash flow.

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

OUR CUSTOMER BASE IS CONCENTRATED AND OUR SUCCESS DEPENDS IN PART ON OUR ABILITY TO RETAIN EXISTING CUSTOMERS AND SUBSCRIBERS.

     If one or more of our major customers were to substantially reduce or terminate their use of our services, our business, operating results and financial condition would be harmed. In 2000, we derived 60% of our total revenues from our five largest customers. Our largest customer in 2000 accounted for approximately 18% of our total revenues. The amount of our revenues attributable to specific customers is likely to vary from year to year. We do not have long-term contractual commitments with any of our current subscribers, and our subscribers may terminate their contracts with little or no advance notice and without significant penalty. As a result, we cannot be certain that any of our current subscribers will be subscribers in future periods. A subscriber termination would not only result in lost revenue, but also the loss of subscriber references that are necessary for securing future subscribers.

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

     - Timing of large national customers subscribing to our services;

     - Changes in market valuations of other technology companies;

     - Announcements by us or our potential competitors relating to significant technical innovations, acquisitions, strategic alliances and relationships, joint ventures or investments;

     - Departures of key personnel;

     - Ability to obtain financing on acceptable terms;

     - Fluctuations in the stock market price and volume of traded shares generally, especially fluctuations in the traditionally volatile technology sector; and

     - Downturns in the general economy.

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

THE ROYALTIES WE MUST PAY TO CAP GEMINI ERNST & YOUNG MAY IMPACT OUR ABILITY TO BECOME PROFITABLE.

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

THE PRICE OF OUR COMMON STOCK MAY DECLINE DUE TO SHARES ELIGIBLE FOR FUTURE
SALE.

     Sales of a substantial number of shares of common stock could adversely affect the market price of the common stock and could impair our ability to raise capital through the sale of equity securities. As of February 2, 2000, we had outstanding 22,810,186 shares of common stock. Of these shares:

     - 18,420,235 shares are freely tradable without restriction or further registration under the Securities Act unless purchased by our "affiliates;" and

     - 4,389,951 shares of common stock are "restricted securities" as defined in Rule 144 of the Securities Act.

     An additional 4,719,277 shares of common stock are issuable upon the exercise of currently exercisable options. Substantially all shares issued following the exercise of these options will be freely tradable.

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

     Pursuant to our agreement with Cap Gemini Ernst & Young, Cap Gemini Ernst & Young is entitled to request the registration of 750,000 shares of our common stock which were purchased by them upon the exercise of a warrant and 123,553 shares of our common stock which were issued to them in exchange for professional services.

     Pursuant to our agreements with i2 Technologies, i2 Technologies is entitled to request the registration of 1,052,337 shares of our common stock which were purchased by them and 897,779 shares of common stock issuable to them upon exercise of the warrants.

     Pursuant to our agreement with AGE Investments, Inc., we have granted AGE unlimited piggyback registrations rights prior to March 22, 2005 with respect to the 62,972 shares of our common stock issuable upon exercise of the warrants we issued to AGE.

     Pursuant to our agreement with RGC International Investors, LDC, we have filed a registration statement to register 333,333 shares of our common stock on February 20, 2001.

     Pursuant to our agreement with Velocity Investment Partners Ltd., Societe Generale and certain other investors, we have filed a registration statement to register 19,879,334 shares of our common stock issuable upon the conversion of our Series A Convertible Preferred Stock and the exercise of our Series A Warrants and our Series B Warrants.

     Pursuant to our agreement with H. C. Wainwright & Co., we have filed a registration statement to register 976,667 shares of our common stock issuable upon the exercise of Placement Agent Warrants we issued to H. C. Wainwright & Co. and certain of its employees.

        SPECIAL PRECAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Form 10-KSB contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "intend," "anticipate," "believe," "estimate," "continue" and other similar words. You should read statements that contain these words carefully because they discuss our future expectations, make projections of our future results of operations or of our financial condition or state other "forward-looking" information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control. The factors listed in the sections captioned "Additional Factors That May Affect Future Results" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as any cautionary language in this Form 10-KSB, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.

ITEM 2. DESCRIPTION OF PROPERTY

     We currently lease the following facilities under operating leases

     - Approximately 30,000 square feet of space in Edmond, Oklahoma for our corporate headquarters under a ten-year lease expiring on June 30, 2006. The lease requires monthly rental payments of $27,500 until June 2001, and $28,750 during the remaining term of the lease. NetPlex currently subleases approximately 18,000 square feet of the office facility from the Company for monthly rental payments of approximately $18,500.

     - Approximately 43,300 square feet of space in Dallas, Texas for our executive and financial offices under a lease expiring on October 31, 2001. The lease requires monthly rental payments over the term of the lease of $54,800 subject to normal operating expense escalations beginning January 2001.

     - Approximately 1,950 square feet of space in Chicago, Illinois for our marketing office under a lease expiring on December 7, 2002. The lease requires monthly rental payments of $2,685 through December 2001, and $2,765 for the remaining term of the lease.

     We believe that our existing facilities are adequate for our current needs and that additional space will be available as needed.

ITEM 3. LEGAL PROCEEDINGS

     There are no material legal proceedings pending or, to our knowledge, threatened against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is quoted on the Nasdaq National Market under the symbol "VLNK" since March 2000. From November 1996 to March 2000 our common stock was quoted on the Nasdaq SmallCap Market. The following table sets forth, for the periods indicated, the high and low closing prices of the common stock as reported by the Nasdaq National and SmallCap Markets.

                                                               COMMON STOCK
                                                                   PRICE
                                                              ---------------
                                                               HIGH     LOW
                                                              ------   ------
1998:
First Quarter...............................................  $ 1.03   $ 0.75
Second Quarter..............................................    1.23     0.66
Third Quarter...............................................    0.88     0.59
Fourth Quarter..............................................    2.81     0.61
1999:
First Quarter...............................................    7.75     2.92
Second Quarter..............................................    5.75     3.31
Third Quarter...............................................    4.61     3.31
Fourth Quarter..............................................   18.19     4.53
2000:
First Quarter...............................................   40.88    14.44
Second Quarter..............................................   25.19     7.25
Third Quarter...............................................   11.31     5.44
Fourth Quarter..............................................    8.94     2.00

     As of the close of business on February 22, 2001, there were 151 record holders of our common stock.

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

OVERVIEW

     We provide subscription-based, business-to-business electronic commerce services that enable food industry participants to efficiently manage their highly complex supply chain information. Our core service, syncLink(SM), allows manufacturers, wholesalers, distributors, sales agencies (such as food brokers), retailers and foodservice operators to communicate and synchronize item, price and promotion information in a more cost-effective and accessible way than has been possible using traditional electronic and paper-based methods. Our additional services, which are all built on the syncLink foundation, include distribuLink(SM) for chain pricing data and the viaLink Partner Package, our advanced e-business practices product suite.

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

     Prior to 1999, we derived substantially all of our revenues from our consulting and systems integration assets. As a result of the sales of our management consulting and systems integration assets and ijob, we resemble a development stage company because our planned principal operations have just begun to generate significant revenues. This fundamental change in our business is extremely risky, and we cannot be certain that our strategic decision to shift our focus from our historical businesses to our viaLink services ultimately will be successful.

     We expect to generate our future revenues primarily from monthly subscriptions to our services. For use of our syncLink service, our customers pay us either a flat monthly subscription rate or a rate based on the number trading partners and the size and complexity of the trading relationships. Our other services are available for additional monthly subscription fees.

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

     We recognize revenues for our subscription, basic implementation and Web-hosting services over the terms of the subscription and Web-Hosting arrangements. Revenues collected in advance are deferred and recognized as earned. Revenues for consulting services related to complex supplier and retailer installations are recognized as the stages of the implementations are completed.

     We reported a substantial loss from operations for the fiscal years ended December 31, 1999 and 2000, and we expect to report losses for the fiscal year ended December 31, 2001. The extent of these losses will depend primarily on the amount of revenues generated from implementations of and subscriptions to our viaLink services, which have not yet achieved market acceptance or significant market penetration and the amount of expenses incurred in generating these revenues. In order to achieve market penetration, we expect to continue our high level of expenditures for technology and product development and other technology and database costs. These expenses substantially exceed our revenues, which to date have been minimal. As a result, we expect to incur losses in future periods until such time as the recurring revenues from these services are sufficient to cover expenses.

     During 2000, we began the extension of our solution to the food service industry, including hiring two key executives. Additionally, we initiated our expansion into international markets by opening an office in Australia as part of a joint venture with Cap Gemini Ernst & Young Australia Pty, Ltd. We expect this expansion into the foodservice industry and internationally will continue to be facilitated by leveraging our strategic relationships and alliances.

RESULTS OF OPERATIONS

  Comparison of 2000 to 1999

     Revenues. Our revenues are comprised of revenues for subscriptions to our services, implementation revenues and certain revenues for Web-hosting services. We expect Web-Hosting revenues to continue to decrease in the future. The following table sets forth for the periods indicated the components of revenue included in our consolidated statements of operations:

                                                                1999        2000
                                                              --------   ----------
Revenues:
  Subscription..............................................  $ 74,930   $  483,205
  Implementation............................................   247,914      936,032
  Hosting...................................................   292,675      202,200
                                                              --------   ----------
          Total revenues....................................  $615,519   $1,621,437
                                                              ========   ==========

     Customer Operations. Customer operations expense consists of personnel costs associated with implementation, consulting and other services and costs of operating, maintaining and accessing our technical operations and hosting facilities. Customer operations expense also includes the cost of providing support and maintenance to customers. Our customer operations expense increased from $2.7 million in 1999 to $7.3 million in 2000. This increase is due primarily to increased personnel costs for our implementation and customer service teams and our expanded operations platform, including the hosting of our technical operations by Hewlett-Packard. In October 2000 we entered into a lease agreement with Hewlett Packard to expand our operations platform. We believe this expanded platform will significantly increase the capacity and scalability of our operations. We expect that the expanded platform will be complete during the first quarter of 2001 and will result in increased operating lease and hosting expenses when complete.

     Development. Development expense includes personnel and contract labor costs and professional fees incurred for product development, enhancements, upgrades, quality assurance and testing. Our development expenses increased from $2.8 million in 1999 to $6.3 million in 2000. This increase was due primarily to an increase in personnel costs and professional fees for product development. Additionally, $0.5 million and $1.1 million of non-cash service costs is included in development expense for 1999 and 2000, respectively, for the amortization of a portion of the fair value of the warrants and options issued to Cap Gemini Ernst & Young, i2 Technologies and other service providers, reflecting the development efforts provided. Additionally, during 2000, we incurred professional fees of $1.2 million which were paid with common stock in-lieu of cash. We are utilizing and expect to increase our reliance on certain alliance partners and other vendors to advance our development efforts. We are currently undertaking various projects to expand the functionality of our services, including internationalization, that we expect will result in continued increases in these expenses for the foreseeable future.

     Selling and Marketing. Selling and marketing expense consists primarily of personnel costs, travel, promotional events, including trade shows, seminars and technical conferences, advertising and public relations programs. Selling and marketing expense increased from $2.9 million in 1999 to $9.7 million in 2000. This increase was primarily due to the expansion of our sales, business development and marketing team from four persons at January 1, 1999 to 18 persons at December 31, 2000 and our new marketing and advertising program to promote our viaLink services. Compensation expense increased $1.8 million from 1999 to 2000 for the increases in selling and marketing staff. The new marketing and advertising program, along with the increased headcount resulted in an increase in advertising, travel and other professional fees of approximately $4.3 million in 2000. Additionally, selling and marketing expense includes $0.5 million and $1.1 million of non-cash service costs for the amortization of a portion of the fair value of the warrants and options issued to Cap Gemini Ernst & Young, i2 Technologies and other service providers reflecting the selling and marketing efforts provided during 1999 and 2000, respectively. We expect selling and marketing costs to decrease in 2001 in absolute dollars as compared to 2000 reflecting decreased media costs offset in part by increases in trade show and direct marketing efforts as we focus on customer acquisition and increases in international and foodservice marketing activities to build awareness.

     General and Administrative (G&A). G&A expense consists primarily of the personnel and other costs of the finance, human resources, administrative and executive departments and the fees and expenses associated with legal, accounting and other services. G&A expense increased from $5.4 million in 1999 to $13.6 million in 2000. This increase in G&A expense is attributable to several factors in 2000: a) increase of $3.1 million, including $1.4 million in non-cash stock compensation, in personnel costs for key executive and management staff and personnel expenses for the administrative infrastructure built to support future operations; b) $2.6 million related to recruiting and the relocation of the executive offices from Edmond, Oklahoma to Dallas, Texas; c) $0.4 million in deferred offering costs written-off upon withdrawal of a registration statement relating to a previously proposed offering of our common stock; d) $1.1 million to write-off a purchase deposit and an investment in a note receivable and e) increases in professional fees of $0.9 million for increased business activities. We anticipate that our other G&A expenses will decrease in absolute dollars in 2001 reflecting the completion of our move from Edmond to Dallas and non-recurrence of the significant items above, offset in part by increases in efforts to develop and expand our international operations.

     Depreciation and Amortization. Depreciation and amortization expense increased from $0.6 million in 1999 to $1.6 million in 2000. This increase reflects the effect of capital expenditures in 1999 and 2000 for new computer hardware and software to support the viaLink services.

     Interest Expense, Net. Interest expense, net, decreased from $4.0 million in 1999 to $2.4 million in 2000. This decrease reflects the completion of the amortization of the beneficial conversion feature of the convertible note as more fully discussed in Note 6 to the financial statements and increases in interest income on short-term investments. Future interest expense will be primarily comprised of stated interest on the convertible note at 11.5% interest, net of interest income earned on cash equivalents and short-term investments. Interest income on short-term investments was $0.3 million in 1999 and $0.7 million in 2000.

     Gain on Sale of Assets. Gain on sale of assets decreased from $1.3 million in 1999 to $0.1 million in 2000. Gain on sale of assets represents income recognized under the earn-out agreement with NetPlex and during 1999 reflects the recognition of the deferred gain of $0.5 million upon collection of the note receivable due to us in connection with the sale of ijob.

     Tax Provision. Deferred tax assets and deferred tax liabilities are separately recognized and measured at currently enacted tax rates for the tax effect of temporary differences between the financial reporting and tax reporting bases of assets and liabilities, and net operating loss and tax credit carryforwards for tax purposes. A valuation allowance must be established for deferred tax assets if it is not

"more likely than not" that all or a portion will be realized. We have established a full valuation allowance for the net deferred tax assets as of December 31, 1999 and December 31, 2000, generated by losses recorded in 1999 and during 2000. We will continue to provide a full valuation allowance for future and current net deferred tax assets until such time as we believe we have sufficient objective evidence to support that it is more likely than not that the asset will be realized.

     Other Comprehensive Income. Other comprehensive income in 1999 includes an unrealized gain of $0.3 million, representing the net increase in market value of the 643,770 shares of NetPlex capital stock received as consideration from the sale of our consulting and systems integration assets. These securities were sold in December 1999.

  Comparison of 1999 to 1998

     Revenues. Our total revenues decreased 93%, from $8.2 million in 1998, to $0.6 million in 1999. The decrease in revenues was the result of the sales of our management consulting and systems integration assets and ijob.

     Direct Cost of Sales. Direct cost of sales consists of purchased hardware and certain software for resale, and costs associated with our proprietary software products. Direct cost of sales were eliminated in 1999 as the result of the sale of our consulting and systems integration assets in 1998.

     Customer Operations. Customer operations expense consists of personnel costs associated with implementation, consulting and other services and costs of operating, maintaining and accessing our technical operations and hosting facilities. Customer operations expense also includes the cost of providing support and maintenance to customers. Our customer operations expense decreased 29%, from $3.8 million in 1998 to $2.7 million in 1999. This decrease was largely due to a decrease in the personnel costs which resulted from the sale of the consulting and systems integration assets during 1998.

     Development. Development expense includes personnel and contract labor costs and professional fees incurred for product development, enhancements, upgrades, quality assurance and testing. Our development expenses increased 132%, from $1.2 million in 1998, to $2.8 million in 1999. This increase was due primarily to an increase in development staff from 15 persons at January 1, 1999 to 27 persons at December 31, 1999. Additionally, $0.5 million non-cash service costs is included in development expense in 1999 for the amortization of a portion of the fair value of the warrants issued to Cap Gemini Ernst & Young and i2 Technologies, reflecting the development efforts provided by these alliance partners.

     Selling and Marketing. Selling and marketing expense consists primarily of personnel costs, commissions, travel, promotional events, including trade shows, seminars and technical conferences, advertising and public relations programs. Selling and marketing expense increased 570%, from $0.4 million in 1998 to $2.9 million in 1999. This increase in selling and marketing expense was primarily due to: (a) the expansion of our sales, business development and marketing team from four persons at January 1, 1999 to 15 persons at December 31, 1999, resulting in $0.9 million in increased personnel costs, (b) our new marketing and promotional program to promote our viaLink services, resulting in approximately a $1.1 million increase in advertising, travel and other fees and
(c) $0.5 million of non-cash service costs for the amortization of a portion of the fair value of the warrants issued to Cap Gemini Ernst & Young and i2 Technologies reflecting the selling and marketing efforts provided by these alliance partners.

     General and Administrative (G&A). G&A expense consists primarily of the personnel and other costs of the finance, human resources, administrative and executive departments and the fees and expenses associated with legal, accounting and other services. G&A expense increased 138%, from $2.3 million in 1998 to $5.4 million in 1999. This increase in G&A expense is primarily attributable to the recruiting, staffing and relocation of key executive and management staff and the related increase in personnel expenses for the administrative infrastructure built to support future operations. In addition, G&A expense also increased due to an increase in legal, consulting and other professional fees. As a result of our significant efforts to develop internal processes and infrastructure to support the expected increase in operational activity and scale, we anticipate that our G&A expense will continue to increase in absolute dollars for the foreseeable future.

     Depreciation and Amortization. Depreciation and amortization expense increased 30%, from $0.5 million in 1998 to $0.6 million in 1999. This increase reflects the effect of $2.3 million in capital expenditures in 1999 for new computer hardware and software to support the viaLink services. This effect is partially offset by the sale of our consulting and systems integration assets on September 1, 1998, and the sale of ijob on December 31, 1998.

     Interest Expense, Net. Interest expense, net, increased from $0.2 million in 1998, to $4.0 million in 1999. This increase is due to the promissory note we issued to Hewlett-Packard for $6.0 million at 11.5% interest, plus the amortization of the beneficial conversion feature of the note as more fully discussed in Note 5 to the financial statements.

     Gain on Sale of Assets. Gain on sale of assets decreased 62%, from $3.3 million in 1998, to $1.3 million in 1999. On March 11, 1999, DCM Company paid the note receivable of $0.8 million plus accrued interest in full due to us in connection with the sale of ijob, and we recognized the deferred gain of $0.5 million during the first quarter of 1999. We also recorded $0.8 million of income under the earn-out agreement with NetPlex during 1999.

     Realized Gain on Sale of Marketable Securities. During the second quarter of 1999, we converted 643,770 shares of NetPlex preferred stock we received as consideration for the sale of the consulting assets into 643,770 shares of freely-tradable common stock of NetPlex. In December 1999, we sold all of our shares of NetPlex common stock for proceeds of $4.9 million. This sale resulted in a realized gain of $3.9 million recorded in 1999.

     Tax Provision. Deferred tax assets and deferred tax liabilities are separately recognized and measured at currently enacted tax rates for the tax effect of temporary differences between the financial reporting and tax reporting bases of assets and liabilities, and net operating loss and tax credit carryforwards for tax purposes. A valuation allowance must be established for deferred tax assets if it is "more likely than not" that all or a portion will not be realized. Prior to the third quarter of 1998, we had recorded a tax benefit of $1.0 million related to the pre-tax losses incurred in prior years, and no valuation allowance had been established prior to the third quarter of 1998. As a result of the net gain on the sale of our consulting and systems integration assets, the deferred tax asset of $1.0 million was realized and a valuation allowance of $0.2 million was established for the remaining net deferred tax asset as of September 30, 1998. The deferred tax asset at December 31, 1998 and December 31, 1999, generated by losses recorded in the fourth quarter of 1998 and during 1999, is offset by a full valuation allowance.

     Other Comprehensive Income. Other comprehensive income for the fiscal year ended December 31, 1998 includes an unrealized loss of $0.3 million, representing the net decrease in market value of the 643,770 shares of NetPlex stock received as consideration from the sale of our consulting and systems integration assets from September 1, 1998 to December 31, 1998. During 1999, and through the date of sale of the NetPlex shares, we continued to record other comprehensive income for the fluctuations in market value. All such unrealized gains were realized as gain on sale of securities in December 1999.

LIQUIDITY AND CAPITAL RESOURCES

     Our principal potential sources of liquidity are cash on hand, cash generated from operations and cash provided from financing activities. As of December 31, 2000, we had cash, cash equivalents and short-term investments of $3.0 million.

     During 2000, we used $26.8 million in operating activities, reflecting a net loss of $39.1 million. Cash used in operating activities also reflects $7.2 million for non-cash stock compensation and interest expense for the conversion feature of the Hewlett-Packard note, $2.1 million of depreciation and amortization, $1.2 million in professional fees paid by issuing common shares, $0.7 million write-off of deferred offering costs and note receivable and a $1.1 million increase in cash provided by other working capital changes.

     During 1999, we used $8.5 million in operating activities, reflecting a net loss of $12.6 million. Cash used in operating activities also reflects the effects of the gain on sale of marketable securities of $3.9 million, $6.5 million for non-cash stock compensation and interest expense for the conversion feature of the Hewlett-Packard note, $1.0 million of depreciation and amortization and a $0.9 million increase in cash provided by other working capital changes.

     During 2000, investing activities provided $4.6 million in net cash. This amount reflects $8.0 million received upon the maturities of short-term investments, as partially offset by reinvestment of $1.5 million, investment in notes receivable of $0.3 million and $1.6 million in capital expenditures and capitalized software development costs.

     During 1999, we used $3.8 million in investing activities. Cash used in investment activities consisted primarily of increases in short-term investments, capital expenditures and capitalized software development costs. Also included in investing activities were proceeds of $4.9 million received by us in connection with the sale of our NetPlex common stock, proceeds of $0.8 million for payment of the note receivable and accrued interest due to us in connection with the sale of ijob. Additionally during 1999, we invested $2.3 million in computer hardware, software and various other fixed assets and $0.6 million in software development costs.

     During 2000, financing activities provided net cash of $16.6 million, primarily the result of the issuance of 1.5 million shares of our common stock. Additionally, we received $1.0 million in proceeds from the exercise of outstanding stock options and warrants and purchases under stock purchase plans and incurred approximately $0.5 million of offering costs, a portion of which were subsequently written-off.

     During 1999, financing activities provided net cash of $20.2 million, primarily the result of the investments made by certain of our alliance partners: a) $6.0 million from Hewlett-Packard; b) $2.0 million from Cap Gemini Ernst & Young; and c) $5.0 million from i2 Technologies. Additionally, we received $7.6 million in proceeds from the exercise of our stock options and warrants, offset in part by approximately $0.4 million of registration costs.

     We have incurred operating losses and negative cash flow in the past and expect to incur operating losses and negative cash flow until late in 2001. We expect our spending to increase for the foreseeable future for further technology and product development and other technology and database costs. We also expect increases in customer operations expense to outsource implementation resources which will be incurred after corresponding increases in contracted implementation revenues.

     On February 7, 2001 we entered into a series of agreements pursuant to which investors paid us an aggregate of $10,018,250 in consideration for (1) 3,643 shares of our Series A Convertible Participating Preferred Stock convertible into shares of our common stock at an initial conversion price of $2.75 per share and (2) Series A Warrants to purchase up to 3,643,000 shares of our common stock at initial exercise price of $3.75 per share. One of the investors (1) will also receive a Series B Warrant to purchase up to 666,667 shares of our common stock at an initial exercise price of $3.00 per share and
(2) will, promptly after the effectiveness of the registration statement covering the resale of the underlying common stock, invest an additional $1,999,250 in consideration for 727 shares of preferred stock and a Series A Warrant to purchase up to 727,000 shares of our common stock.

     We believe that we will reach the point of cash flow break-even from operations late in the fourth quarter of 2001. We estimate that our cash flow needs, through the point at which we reach cash flow break-even, has been addressed by our recent closing of additional capital in February of 2001. However, dependent on market conditions, we may raise additional capital to further accelerate growth including other vertical or geographic markets. The use of our cash, cash equivalents and short-term investments would accelerate and could require us to obtain additional capital if (a) we are unable to maintain or decrease our projected level of spending, (b) we are unable to manage our working capital requirements or (c) we experience a lack of revenue growth due to delayed or less than expected market acceptance of our viaLink services.

     If we are required to raise additional capital there can be no assurance as to whether, when or the terms upon which any such capital may be obtained. Any failure to obtain an adequate and timely amount of additional capital on commercially reasonable terms could have a material adverse effect on our business, financial condition and results of operations, including our viability as an enterprise.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board, issued Statement of Financial Accounting Standards (SFAS) No. 133. SFAS No. 133, as amended, establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS No. 133 requires that all derivatives be recognized at fair value in the balance sheet, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. SFAS No. 133 will be effective for our fiscal year 2001. We do not expect SFAS No. 133 to have a material effect on our financial position or results of operations.

     In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB
101), providing the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. SAB 101 became effective for the fourth quarter of the year ended December 31, 2000. The cumulative effect of the adoption of SAB 101 is reported as a change in accounting method as of January 1, 2000 in our December 31, 2000 financial statements. The adoption of SAB 101 results in the deferral of a portion of our implementation revenues and expenses for each customer over the period the subscription-based viaLink services are provided. Effective January 1, 2000, we recorded a cumulative effect adjustment increasing deferred revenue and deferred customer operations expense by $107,000 with no change to stockholders' equity or retained earnings. Adoption of SAB 101 resulted in increased revenues and customer operations expense of $45,000 for the year ended December 31, 2000.

ITEM 7. FINANCIAL STATEMENTS

     See Index to Financial Statements on Page F-1 of this Annual Report on Form 10-KSB.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item is set forth under the caption "Management" in the Company's definitive Proxy Statement for its annual meeting of stockholders (the "Proxy Statement"), which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 and is incorporated herein by reference.

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

          3. Exhibits.

             The following instruments are included as exhibits to the report. Exhibits incorporated by reference are so indicated.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
        2.1(1)           Asset Purchase Agreement dated June 12, 1997 by and among
                         ijob, Inc., Human Technologies, Inc., David C. Mitchell and
                         Ron Beasley
        2.2(2)           Asset Acquisition Agreement dated August 31, 1998 by and
                         between the Registrant and The NetPlex Group, Inc.
        2.2(2)           First Amendment to Asset Acquisition Agreement dated
                         September 9, 1998 by and between Registrant and The NetPlex
                         Group, Inc.
        2.3(3)           Stock Purchase Agreement dated December 31, 1998 by and
                         among Registrant, DCM Company, Inc., David C. Mitchell and ijob, Inc.
        3.1(4)           Form of Certificate of Incorporation
        3.2(5)           Form of Certificate of Amendment to Certificate of
                         Incorporation
        3.3(6)           Amended and Restated Bylaws
        3.4(6)           Bylaw Amendment
        4.1(7)           Form of Certificate of Common Stock
        4.2(8)           Form of Series A Convertible Participating Preferred Stock
                         Certificate.
        4.3(8)           Designations, Preferences and Rights of Series A Convertible
                         Participating Preferred Stock of The viaLink Company
        4.4              See Exhibits 3.1, 3.2, 3.3 and 3.4 for provisions of the
                         Registrant's Certificate of Incorporation and Bylaws
                         defining rights of holders of common stock of the Registrant
        4.5(9)           Form of Underwriter's Warrant Agreement by and between
                         Barron Chase Securities Inc. and the Registrant
        4.6(10)          Shareholder Agreement dated as of February 4, 1999 by and
                         between Registrant and Hewlett-Packard Company
        4.7(3)           Stock Option Agreement dated as of December 18, 1998 by and between Registrant and Brian Herman
        4.8(11)          Registration Rights Agreement dated May 3, 1999 by and
                         between the Registrant and Cap Gemini Ernst & Young LLP
        4.9(12)          Common Stock Purchase Warrant dated October 12, 1999, issued by the Registrant to i2 Technologies, Inc.
        4.9(12)          Registration Rights Agreement dated October 12, 1999, by and between the Registrant and i2 Technologies, Inc.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
        4.10(13)         Common Stock Purchase Warrant dated March 24, 2000, by the
                         Registrant in favor of Hewlett-Packard Company
        4.11(13)         Common Stock Purchase Warrant dated March 24, 2000, by the
                         Registrant in favor of i2 Technologies, Inc.
        4.12(13)         Amendment No. 1 to Registration Rights Agreement dated as
                         March 22, 2000, by and among the Registrant and
                         Hewlett-Packard Company
        4.13(13)         Amendment No. 1 to Registration Rights Agreement dated as
                         March 22, 2000, by and among the Registrant and i2
                         Technologies, Inc.
        4.14(13)         Registration Rights Agreement dated as of March 22, 2000, by and between the Registrant and Millennium Partners, L.P.
        4.15(14)         Common Stock Purchase Warrant dated March 24, 2000 by the
                         Registrant in favor of AGE Investments, Inc.
        4.15(14)         Registration Rights Agreement dated as of April   , 2000 by
                         and between the Registrant and AGE Investments, Inc.
        4.16(15)         Common Stock Warrant dated May 31, 2000, by the Registrant in favor of RGC International Investors, LDC
        4.17(15)         Common Stock Purchase Warrant dated May 31, 2000 by the
                         Registrant in favor of AGE Investments, Inc.
        4.18(15)         Registration Rights Agreement dated as of May 31, 2000 by
                         and between the Registrant and RGC International Investors,
                         LDC
        4.19(15)         Amendment No. 1 to Registration Rights Agreement dated as
                         May 31, 2000, by and among the Registrant and AGE
                         Investments, Inc.
        4.20(16)         Registration Rights Agreement dated as of December 29, 2000 by and between The viaLink Company and RGC International
                         Investors, LDC.
        4.21(17)         Form of Series A Warrant
        4.22(17)         Series B Warrant dated February 7, 2001 by The viaLink
                         Company in favor of Velocity Investment Partners Ltd.
        4.23(17)         Form of Registration Rights Agreement by and among The
                         viaLink Company and certain investors
       10.1(10)          Note Purchase Agreement dated as of February 4, 1999 by and between the Registrant and Hewlett-Packard Company
       10.2(12)          Securities Purchase Agreement dated October 12, 1999, by and between the Registrant and i2 Technologies, Inc.
       10.3(4)           Form of Subordinated Secured Convertible Promissory Note
                         dated as of February 4, 1999 issued by the Registrant in
                         favor of Hewlett-Packard Company
       10.4(12)          Security Agreement dated as of February 4, 1999 by and
                         between the Registrant and Hewlett-Packard Company
       10.5(2)           Earn-out Agreement dated September 30, 1998 by and between the Registrant and The NetPlex Group, Inc.
       10.6(18)          Software Remarketing and Reselling Agreement effective as of
                         September 1, 1998 by and between the Registrant and The
                         NetPlex Group, Inc.
       10.7(3)           Form of Indemnification Agreement dated February 9, 1998 by and between the Registrant and the Registrant's executive
                         officers
       10.8(3)           Employment Agreement dated October 1, 1998 by and between
                         the Registrant and Lewis B. Kilbourne
       10.9(3)           Employment Agreement dated October 1, 1998 by and between
                         the Registrant and Robert N. Baker
       10.10(4)          The viaLink Company 1999 Stock Option/Stock Issuance Plan
       10.11(9)          1999 Stock Option/Stock Issuance Plan Form of Stock Option
                         Agreement
       10.12(9)          1999 Stock Option/Stock Issuance Plan Form of Stock Issuance
                         Agreement
       10.13(9)          1999 Stock Option/Stock Issuance Plan Form of Automatic
                         Stock Option Agreement
       10.14(4)          The viaLink Company 1999 Employee Stock Purchase Plan

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
       10.15(11)         Amended and Restated Alliance Agreement dated as of May 3,
                         1999 by and between the Registrant and Cap Gemini Ernst &
                         Young LLP
       10.16(11)         Master Services Agreement dated May 3, 1999 by and between the Registrant and Cap Gemini Ernst & Young LLP
       10.17(19)         Office Building Sublease effective as of December 16, 1999, between Kerr-McGee Corporation and the Registrant
       10.18(19)         Employment Agreement made as of April 9, 1999, by and
                         between the Registrant and David M. Lloyd
       10.19(19)         Employment Agreement made as of April 8, 1999, by and
                         between the Registrant and Robert I. Noe Registrant and
                         Robert I. Noe
       10.20(13)         Securities Purchase Agreement dated as of March 22, 2000, by and among the Registrant and the Purchasers listed on
                         Schedule I thereto
       10.21(14)         Addendum to Employment Agreement effective as of March 10,
                         2000 by and between the Registrant and David M. Lloyd
       10.22(14)         Addendum to Employment Agreement effective as of March 14,
                         2000 by and between the Registrant and Robert I. Noe
       10.23(15)         Securities Purchase Agreement dated as of May 31, 2000 by
                         and between the Registrant and RGC International Investors,
                         LDC.
       10.24(5)          Amendment No. 1 to The viaLink Company 1999 Stock
                         Option/Stock Issuance Plan
       10.25(15)         Employment Agreement effective April 21, 2000 by and between the Registrant and Mark L. Bromberg
       10.26(17)         Securities Purchase Agreement dated as of February 2, 2001, by and between The viaLink Company and Velocity Investment
                         Partners Ltd.
       10.27(17)         Form of Securities Purchase Agreement by and among The
                         viaLink Company and certain investors
       10.28             Employment Agreement effective September 25, 2000 by and
                         between the Registrant and Jack Scott
       10.29             Employment Agreement effective as September 4, 2000 by and between the Registrant and Christopher R. Riley
       10.30             Employment Agreement effective as of August 29, 2000 by and between the Registrant and William P. Creasman
       10.31             First Amendment to Employment Agreement dated as of August
                         27, 1999 by and between the Registrant and Lewis B.
                         Kilbourne
       10.32             Addendum to Employment Agreement effective as of June 5,
                         2000 between the Registrant and Lewis B. Kilbourne
       10.33             Addendum to Employment Agreement effective as of October 1,
                         2000 between the Registrant and Lewis B. Kilbourne
       21                Subsidiaries of Registrant
       23.1              Consent of KPMG LLP
       23.2              Consent of PricewaterhouseCoopers LLP

---------------

 (1) Incorporated herein by reference to the Registrant's Annual Report on Form 10-KSB for the year ending December 31, 1998.

 (2) Incorporated herein by reference to the Registrant's Definitive Information Statement on Schedule 14-C filed October 15, 1998.

 (3) Incorporated herein by reference to the Registrant's Annual Report on Form 10-KSB for the year ending December 31, 1999.

 (4) Incorporated herein by reference to the Registrant's Definitive Proxy Statement on Schedule 14A filed April 19, 1999.

 (5) Incorporated herein by reference to the Registrant's Definitive Proxy Statement on Schedule 14A filed April 24, 2000.

 (6) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-QSB for the quarter ending September 30, 2000.

 (7) Incorporated herein by reference to the Registrant's Registration Statement on Form 8-A/A Amendment No. 2 filed under Section 12(g) of the Exchange Act filed on June 21. 2000.

 (8) Incorporated herein by reference to the Registrant's Current Report of Form 8-K dated February 7, 2001.

 (9) Incorporated herein by reference to the Registrant's Registration Statement on Form SB-2 (Reg. No. 333-5038-D), as amended.

(10) Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated February 4, 1999.

(11) Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated May 3, 1999.

(12) Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated October 12, 1999.

(13) Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated March 22, 2000.

(14) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2000.

(15) Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated May 31, 2000.

(16) Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated December 29, 2000.

(17) Incorporated herein by reference to the Registrant's Current Report of Form 8-K dated February 7, 2001.

(18) Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated October 27, 1998.

(19) Incorporated herein by reference to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2000.

          4. Reports on Form 8-K.

             None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 23rd day of February, 2001.

                                            THE VIALINK COMPANY
                                            (Registrant)

                                            By:   /s/ LEWIS B. KILBOURNE
                                              ----------------------------------
                                                      Lewis B. Kilbourne
                                                   Chief Executive Officer

                                            By:   /s/ WILLIAM P. CREASMAN
                                              ----------------------------------
                                                     William P. Creasman
                                               Vice President, Chief Financial
                                                            Officer,
                                                General Counsel, and Secretary
                                                   (principal financial and
                                                      accounting officer)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS OF THE VIALINK COMPANY
  Independent Auditors' Reports.............................   F-2
  The viaLink Company Consolidated Balance Sheets as of
     December 31, 1999 and 2000.............................   F-4
  The viaLink Company Consolidated Statements of Operations
     and Comprehensive Income (Loss) for the Years Ended
     December 31, 1998, 1999 and 2000.......................   F-5
  The viaLink Company Consolidated Statements of
     Stockholders' Equity (Deficit) for the Years Ended
     December 31, 1998, 1999 and 2000.......................   F-6
  The viaLink Company Consolidated Statements of Cash Flows
     for the Years Ended December 31, 1998, 1999 and 2000...   F-7
  The viaLink Company Notes to Consolidated Financial
     Statements.............................................   F-8

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
The viaLink Company:

     We have audited the accompanying consolidated balance sheets of The viaLink Company and its subsidiary as of December 31, 1999 and 2000, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The viaLink Company and its subsidiary as of December 31, 1999 and 2000, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

                                            KPMG LLP

Dallas, Texas
February 8, 2001

                        INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors
The viaLink Company

     In our opinion, the accompanying consolidated statements of operations and comprehensive income (loss), of stockholders' equity and of cash flows present fairly, in all material respects, the results of operations and cash flows of The viaLink Company for the year ended December 31, 1998, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

                                            PRICEWATERHOUSECOOPERS LLP

Oklahoma City, Oklahoma
February 22, 1999, except as to the
stock splits described in Note 8 and
Note 13 relating to the 1998 share and
per share data, which is as of March 14, 2000.

                              THE VIALINK COMPANY

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 2000

                                     ASSETS

                                                                  1999           2000
                                                              ------------   ------------
Current assets:
  Cash and cash equivalents.................................  $  8,616,305   $  2,980,600
  Short-term investments, held to maturity..................     6,479,443             --
  Accounts receivable -- trade, net of allowance for
     doubtful accounts of $41,000 in 1999 and $158,000 in
     2000...................................................       122,796        514,663
  Other receivables.........................................       472,599         60,113
  Prepaid expenses..........................................       395,513        651,727
                                                              ------------   ------------
          Total current assets..............................    16,086,656      4,207,103
Furniture, equipment and leasehold improvements, net........     2,473,281      2,568,909
Software development costs, net.............................     1,523,588      1,615,191
Deferred service fees.......................................     3,046,302      1,042,866
Other assets................................................       108,762         98,352
                                                              ------------   ------------
          Total assets......................................  $ 23,238,589   $  9,532,421
                                                              ============   ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable and accrued liabilities..................  $  2,236,521   $  3,253,708
  Deferred revenues.........................................            --        122,640
  Current portion of capital lease obligations..............            --         63,603
                                                              ------------   ------------
          Total current liabilities.........................     2,236,521      3,439,951
Long-term liabilities:
  Long-term debt............................................     4,230,720      7,313,836
  Capital lease obligations, less current portion...........            --         70,560
                                                              ------------   ------------
          Total long-term liabilities.......................     4,230,720      7,384,396
          Total liabilities.................................     6,467,241     10,824,347
Commitments and contingencies(Notes 7 and 11)
Stockholders' equity (deficit):
  Common stock, $.001 par value; 150,000,000 shares
     authorized; 9,784,822 and 22,779,566 shares issued and
     outstanding at December 31, 1999 and 2000,
     respectively...........................................         9,785         22,780
  Additional paid-in capital................................    31,750,749     51,902,400
  Unearned stock compensation...............................    (1,389,079)      (487,895)
  Accumulated deficit.......................................   (13,600,107)   (52,729,211)
                                                              ------------   ------------
          Total stockholders' equity (deficit)..............    16,771,348     (1,291,926)
                                                              ------------   ------------
          Total liabilities and stockholders' equity
            (deficit).......................................  $ 23,238,589   $  9,532,421
                                                              ============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                              THE VIALINK COMPANY

     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

                                                         1998           1999           2000
                                                      -----------   ------------   ------------
Revenues............................................  $ 8,230,628   $    615,519   $  1,621,437
Operating expenses:
  Direct cost of sales..............................    1,563,757             --             --
  Customer operations...............................    3,759,626      2,655,113      7,308,645
  Development.......................................    1,205,743      2,803,247      6,281,645
  Selling and marketing.............................      435,978      2,919,857      9,729,799
  General and administrative........................    2,285,955      5,430,466     13,604,905
  Depreciation and amortization.....................      458,259        594,373      1,570,057
                                                      -----------   ------------   ------------
          Total operating expenses..................    9,709,318     14,403,056     38,495,051
                                                      -----------   ------------   ------------
Loss from operations................................   (1,478,690)   (13,787,537)   (36,873,614)
Interest expense, net...............................     (161,355)    (3,983,785)    (2,379,909)
Gain on sale of assets..............................    3,339,123      1,262,921        124,419
Realized gain on sale of marketable securities......           --      3,872,438             --
                                                      -----------   ------------   ------------
Income (loss) before income taxes...................    1,699,078    (12,635,963)   (39,129,104)
Provision for income taxes..........................    1,049,440             --             --
                                                      -----------   ------------   ------------
Net income (loss)...................................      649,638    (12,635,963)   (39,129,104)
Other comprehensive income (loss):
  Unrealized income (loss) on marketable securities,
     net of tax.....................................     (315,673)       315,673             --
                                                      -----------   ------------   ------------
Comprehensive income (loss).........................  $   333,965   $(12,320,290)  $(39,129,104)
                                                      ===========   ============   ============
Net income (loss) per common share --
  -- Basic..........................................  $      0.06   $      (0.96)  $      (1.89)
                                                      ===========   ============   ============
  -- Diluted........................................  $      0.05   $      (0.96)  $      (1.89)
                                                      ===========   ============   ============
Weighted average common shares outstanding --
  -- Basic..........................................   10,964,164     13,114,028     20,732,411
                                                      ===========   ============   ============
  -- Diluted........................................   12,409,772     13,114,028     20,732,411
                                                      ===========   ============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                              THE VIALINK COMPANY

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

                                                                                       ACCUMULATED
                                      COMMON STOCK       ADDITIONAL      UNEARNED         OTHER       ACCUMULATED
                                  --------------------     PAID-IN        STOCK       COMPREHENSIVE     EARNINGS
                                    SHARES     AMOUNTS     CAPITAL     COMPENSATION   INCOME (LOSS)    (DEFICIT)        TOTAL
                                  ----------   -------   -----------   ------------   -------------   ------------   ------------
Balance, December 31, 1997......   2,729,509   $2,730    $ 4,498,988   $        --      $      --     $ (1,613,782)  $  2,887,936
  Exercise of stock options.....      88,610       89        240,303                                                      240,392
  Stock issued under employee
    stock purchase plan.........       3,461        3          8,555                                                        8,558
  Stock issued under employee
    bonus plan..................       5,033        5         15,723                                                       15,728
  Net income....................                                                                           649,638        649,638
  Unrealized loss on securities
    available for sale..........                                                         (315,673)                       (315,673)
                                  ----------   -------   -----------   -----------      ---------     ------------   ------------
Balance, December 31, 1998......   2,826,613    2,827      4,763,569            --       (315,673)        (964,144)     3,486,579
  Exercise of stock options.....     575,435      575      1,993,311                                                    1,993,886
  Stock issued under employee
    stock purchase plan.........         172       --          1,891                                                        1,891
  Proceeds from Hewlett-Packard
    note........................                           6,000,000                                                    6,000,000
  Issuance of stock options to
    employees...................                           2,185,736    (2,185,736)                                            --
  Issuance of stock purchase
    warrants....................                           4,006,468                                                    4,006,468
  Amortization of unearned stock
    compensation................                                           796,657                                        796,657
  Proceeds from exercise of
    common stock warrants.......   1,068,042    1,068      5,621,192                                                    5,622,260
  Proceeds from exercise of
    common stock warrants, Cap
    Gemini Ernst & Young........     250,000      250      1,999,750                                                    2,000,000
  Issuance of common stock for
    services....................      20,480       21        549,639                                                      549,660
  Proceeds from issuance of
    common stock to i2
    Technologies, Inc. .........     223,884      224      4,999,776                                                    5,000,000
  Registration costs............                            (365,763)                                                    (365,763)
  Two-for-one stock split on
    November 29, 1999...........   4,820,196    4,820         (4,820)                                                          --
  Unrealized gain on securities,
    net of reclassification
    adjustment..................                                                          315,673                         315,673
  Net loss......................                                                                       (12,635,963)   (12,635,963)
                                  ----------   -------   -----------   -----------      ---------     ------------   ------------
Balance, December 31, 1999......   9,784,822    9,785     31,750,749    (1,389,079)            --      (13,600,107)    16,771,348
  Exercise of stock options and
    warrants....................   1,471,737    1,472        812,646                                                      814,118
  Stock issued under employee
    stock purchase plan.........      42,561       43        196,609                                                      196,652
  Issuance of stock options to
    service providers...........                             424,541                                                      424,541
  Issuance of stock options to
    employees...................                             997,500      (997,500)                                            --
  Amortization of unearned stock
    compensation................                                         1,898,684                                      1,898,684
  Proceeds from issuance of
    common stock, net...........   1,494,351    1,494     16,066,306                                                   16,067,800
  Issuance of common stock for
    services....................      80,817       81      1,663,954                                                    1,664,035
  Two-for-one stock split, March
    2000 (Note 8)...............   9,905,278    9,905         (9,905)                                                          --
  Net loss......................                                                                       (39,129,104)   (39,129,104)
                                  ----------   -------   -----------   -----------      ---------     ------------   ------------
Balance, December 31, 2000......  22,779,566   $22,780   $51,902,400   $  (487,895)     $      --     $(52,729,211)  $ (1,291,926)
                                  ==========   =======   ===========   ===========      =========     ============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                              THE VIALINK COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

                                                                 1998           1999           2000
                                                              -----------   ------------   ------------
Cash flows from operating activities:
  Net income (loss).........................................  $   649,638   $(12,635,963)  $(39,129,104)
  Adjustments to reconcile net income (loss) to net cash
    used in operating activities:
    Depreciation and amortization...........................      925,134      1,015,609      2,068,341
    Deferred income tax provision...........................    1,049,440             --             --
    Gain on sale of assets..................................   (2,998,453)      (462,042)            --
    Gain on sale of marketable securities...................           --     (3,872,438)            --
    Amortization of unearned stock compensation.............           --        796,657      1,898,684
    Non-cash service costs for warrant and options issued to
      service providers.....................................           --        960,166      2,243,602
    Loss on disposal of fixed assets........................       12,694             --             --
    Non-cash interest expense on convertible debt...........           --      4,230,720      3,083,116
    Professional fees paid with common shares...............           --        549,660      1,185,883
    Write-off of deferred offering costs and notes
      receivable............................................           --             --        671,248
    Increase (decrease) in cash for changes in:
      Accounts receivable, net..............................    1,054,162         35,321       (391,867)
      Other receivables.....................................     (540,885)       113,179        412,486
      Prepaid expenses and other assets.....................       32,407       (448,995)      (195,804)
      Accounts payable and accrued liabilities..............     (397,899)     1,170,248      1,201,562
      Deferred revenue......................................     (236,134)            --        122,640
                                                              -----------   ------------   ------------
         Net cash used in operating activities..............     (449,896)    (8,547,878)   (26,829,213)
                                                              -----------   ------------   ------------
Cash flows from investing activities:
  Proceeds from sale of assets, net of costs................    2,607,731             --             --
  Proceeds from sale of marketable securities...............           --      4,872,438             --
  Capital expenditures......................................      (41,785)    (2,345,157)    (1,053,369)
  Collection on note receivable from sale of ijob...........           --        800,000             --
  Purchase of short-term investments........................           --     (9,099,443)    (1,524,698)
  Investment in note receivable.............................           --             --       (265,000)
  Proceeds upon maturity of short-term investments..........           --      2,620,000      8,004,141
  Capitalized expenditures for software development.........     (617,180)      (607,181)      (589,888)
                                                              -----------   ------------   ------------
         Net cash provided by (used in) investing
           activities.......................................    1,948,766     (3,759,343)     4,571,186
                                                              -----------   ------------   ------------
Cash flows from financing activities:
  Decrease in bank overdraft................................      (23,619)            --             --
  Proceeds from convertible debt............................           --      6,000,000             --
  Proceeds from exercise of stock option and purchase
    plans...................................................      264,678      1,995,777      1,010,770
  Proceeds from exercise of common stock purchase warrants,
    net of registration costs...............................           --      7,256,497     16,067,800
  Proceeds from issuance of common stock to i2
    Technologies, Inc. .....................................           --      5,000,000             --
  Payments of deferred offering costs.......................           --             --       (456,248)
  Payments of capital lease obligations.....................     (132,422)       (44,194)            --
  Proceeds from long-term debt..............................    3,522,639             --             --
  Payment of stockholder notes..............................     (482,830)            --             --
  Payments of long-term debt................................   (4,012,639)            --             --
                                                              -----------   ------------   ------------
         Net cash provided by (used in) financing
           activities.......................................     (864,193)    20,208,080     16,622,322
                                                              -----------   ------------   ------------
Net increase (decrease) in cash and cash equivalents........      634,677      7,900,859     (5,635,705)
Cash and cash equivalents, beginning of year................       80,769        715,446      8,616,305
                                                              -----------   ------------   ------------
Cash and cash equivalents, end of year......................  $   715,446   $  8,616,305   $  2,980,600
                                                              ===========   ============   ============
Supplemental disclosures of cash flow information:
  Cash paid for interest....................................  $   220,553   $         --   $         --
                                                              ===========   ============   ============
  Cash paid for income taxes, net of refunds................  $    26,454   $         --   $         --
                                                              ===========   ============   ============
Supplemental schedule of non-cash investing and financing
  activities:
  Issuance of stock purchase warrants for future services...  $        --   $  4,006,468   $         --
                                                              ===========   ============   ============
  Issuance of common stock for software development
    services................................................  $        --   $         --   $    478,152
                                                              ===========   ============   ============
  Assets acquired under capital leases......................  $        --   $         --   $    134,163
                                                              ===========   ============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                              THE VIALINK COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     General Description of Business and Liquidity -- We provide subscription-based, business-to-business electronic commerce services that enable food industry participants to more efficiently manage their highly complex supply chain information. Our services allow manufacturers, wholesalers, distributors, sales agencies (such as food brokers), retailers and foodservice operators to communicate and synchronize item, pricing and promotion information in a more cost-effective and accessible way than has been possible using traditional electronic and paper-based methods.

     Our strategy is to continue our investment in marketing and sales activities, development of our viaLink services and customer support services to facilitate our plan to penetrate the market and build recurring revenues generated from subscriptions to our viaLink services. Consequently, we resemble a development stage company and will face many of the inherent risks and uncertainties that development stage companies face. There can be no assurance, however, that these efforts will be successful. Our failure to successfully execute our strategy would have a material adverse effect on our business, financial condition and results of operations, including our viability as an enterprise. As a result of the high level of expenditures for investment in technology development, implementation, customer support services, and selling and marketing expenses, we expect to incur losses in the foreseeable future periods until such time, if ever, as the recurring revenues from our viaLink services are sufficient to cover the expenses.

     Our clients and customers range from small, rapidly growing companies to large corporations in the consumer packaged goods and grocery industries and are geographically dispersed throughout the United States.

     We reported a substantial loss from operations for the fiscal years ended December 31, 1999 and 2000, and we expect to incur losses for the fiscal year ending December 31, 2001. The extent of these losses will depend primarily on the amount of revenues generated from implementations of and subscriptions to our viaLink services, which have not yet achieved market acceptance or significant market penetration and the amount of expenses incurred in generating these revenues. In order to achieve market penetration and acceptance we expect to continue our high level of expenditures for development of our viaLink services. These expenses have substantially exceeded our revenues, which to date have been minimal.

     We believe that our cash, cash equivalents and the additional equity financing discussed in Note 13 will be sufficient to meet our cash flow needs. However, we may need to raise additional capital if (a) we are unable to maintain or decrease our projected level of spending, (b) we are unable to manage our working capital requirements or (c) we experience a lack of revenue growth due to delayed or less than expected market acceptance of our viaLink services. If we are required to raise additional capital there can be no assurance as to whether, when or the terms upon which any such capital may be obtained. Any failure to obtain an adequate and timely amount of capital on commercially reasonable terms could have a material adverse effect on our business, financial condition and results of operations, including our viability as an enterprise.

     Basis of Presentation -- The financial statements include the accounts of the Company and its wholly owned subsidiaries. Prior to its sale on December 31, 1998, the financial statements include, ijob, Inc., a wholly-owned subsidiary which was formed June 30, 1997. In April 2000, we formed viaLink International, Inc., a wholly-owned subsidiary. viaLink International is a Delaware corporation formed to include our international operations. Our consolidated financial statements include the accounts of viaLink International. All intercompany transactions and balances have been eliminated in consolidation.

     Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires the use of management's estimates and assumptions in determining the carrying values of certain assets and liabilities and disclosure of contingent assets and liabilities at the date

                              THE VIALINK COMPANY
of the financial statements and the reported amounts for certain revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

     Marketable Securities -- The Company classifies its investment in marketable equity securities as available-for-sale in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company's securities are carried at fair market value, with the unrealized gains and losses reported as other comprehensive income or loss until realized.

     Risks from Concentrations -- Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments, notes receivable and accounts receivable. The Company places its temporary cash investments with high credit quality financial institutions. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of individual accounts and their dispersion across different regions. The Company does not believe a material risk of loss exists with respect to its financial position due to concentrations of credit risk.

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

     Prior to 1999, the Company's revenues were in part dependent on large license fees and systems integration contracts from a limited number of customers. In 1998, three customers individually accounted for 13, 11 and 11 percent of revenues. In 1999, three customers individually accounted for 27, 14 and 12 percent of revenues. In 2000, three customers individually accounted for 18, 13 and 11 percent of revenues. In 1998, 1999 and 2000, approximately 49, 70 and 60 percent, respectively, of the Company's total revenues were attributable to five clients. During 1998, the Company sold its wholly-owned subsidiary, ijob, Inc., and the assets underlying its management consulting and systems integration services (see Note 2). Prior to 1999, over 90% of the Company's revenues were generated from assets sold pursuant to these sales. As a result of the sales, the Company resembles a development stage company since its planned principal operations has just begun to generate significant revenues. We will continue to be dependent upon revenues from a limited number of customers until we achieve market penetration.

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

     Revenue Recognition -- The Company's revenues beginning in 1999 consist of recurring monthly subscription fees for customer use of the viaLink services, implementation fees, and recurring monthly fees for hosting customer websites. Contracts for customer use of the viaLink services are generally for periods ranging from one to three years, but are generally cancelable with 30 days notice. Implementation fees for the viaLink services are due up front, are nonrefundable and are separately priced from the use of the viaLink services based on time and materials. Implementation costs consist primarily of labor by technical support personnel to configure customer data and establish a connection to the viaLink database. Implementation activities can range from a "basic" implementation that simply establishes a web browser

                              THE VIALINK COMPANY
interface to more involved activities where the Company assists a customer to modify the customer's systems and automate the connection. The Company has no obligation to perform any future implementation services and no additional implementation services are necessary upon renewal of the service by the customer. The Company recognizes implementation fees and associated costs for the more involved implementation activities as the services are provided. Implementation fees and associated direct costs to provide basic implementations are deferred and recognized over the period the subscription-based viaLink services are provided. Implementation fees and associated direct costs for basic implementations are deferred because the Company does not have an objective basis to determine the fair value of the basic implementation services and they are essential to the viaLink services. The fair value of more involved implementation activities is established using a residual method and generally equals the amount charged by viaLink based on time and materials. The Company recognizes revenue for hosting customer websites and subscription fees for customer use of the viaLink services as these services are provided. Revenues collected in advance are deferred and recognized as earned.

     In December 1999, the Securities and Exchange Commission staff (the "Staff") issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. As subsequently interpreted by the Staff through issuance of a document summarizing frequently asked questions and answers, the Staff has provided guidance on accounting for revenue from multiple-element arrangements that are not currently addressed by existing accounting pronouncements. In particular, the Staff has provided guidance that revenue should not be allocated among the elements unless the allocation is based on reliable, verifiable and objectively determinable fair values of the elements. The Staff's guidance also provides that if an undelivered element is essential to the functionality of a delivered element, no revenue allocated to the delivered element should be recognized until that undelivered element is delivered. The Company adopted SAB 101 in the fourth quarter of 2000, with retroactive effect to January 1, 2000. Prior to adoption of SAB 101, the Company recognized all implementation fees and associated costs as the services were provided. The cumulative effect of adopting SAB 101 was to increase both deferred revenues and deferred customer operations expense by approximately $107,000 as of January 1, 2000 with no impact on stockholders' equity.

     The Company's revenues prior to 1999 were primarily realized from providing management consulting services, systems integration services and reselling hardware and software products. The Company recognized revenue as the services were provided and products were delivered. Revenues from fixed-price contracts were recognized using the percentage of completion method.

     Direct Cost of Sales -- Direct cost of sales represents the cost of hardware and certain point-of-sale software acquired for resale, including royalty payments required for sale of the Company's proprietary software products.

     Development -- The Company incurred costs and expenses of approximately $1.8 million, $3.4 million and $6.9 million for product development in 1998, 1999 and 2000, respectively. The Company capitalizes certain of these costs, including interest, that are directly related to the development of software to be sold and software developed for internal use. Capitalization of costs for internal use software begins after the preliminary project stage and ends when the software is substantially complete and ready for its intended use. The Company also capitalizes certain of these costs, including interest, for software to be sold beginning when technological feasibility has been established and ending when the product is available for customers. Capitalized software development costs are amortized using the straight-line method over the estimated useful life of three to five years and are subject to impairment evaluation in accordance with the provisions of SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

     Earnings Per Share -- Basic earnings per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is

                              THE VIALINK COMPANY
calculated by dividing net income (loss) by the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Diluted earnings per share also includes the impact of convertible debt, if dilutive, using the if-converted method.

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

     Reclassifications -- Certain prior year amounts have been reclassified to conform to the 2000 financial statement presentation.

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

     Effective September 1, 1998, the Company sold the assets related to its management consulting and systems integration services (including the Company's proprietary Retail Services Application ("RSA") software) to NetPlex Group, Inc. ("Consulting Assets Sale"). The Company received $3.0 million in cash and 643,770 shares of NetPlex preferred stock, with a market value of approximately $1.0 million at the date of the sale. The Company used the cash proceeds from the sale to repay (i) $551,062 of long-term debt, (ii) $565,094 of stockholder loans including interest and (iii) expenses attributable to the Consulting Assets Sale. The net gain from the Consulting Assets Sale was $2,998,453. At December 31, 1998, the market value of the 643,770 shares of NetPlex preferred stock was $684,327, yielding an unrealized loss of $315,673, which was included in other comprehensive loss in 1998. In December 1999, the Company sold the 643,770 shares for $4.87 million resulting in a realized gain of $3.87 million included in the 1999 statement of operations. The following represents condensed unaudited results of operations related to the management consulting and systems integration services:

                                                          EIGHT MONTHS
                                                             ENDED
                                                           AUGUST 31,
                                                              1998
                                                          ------------
Revenues................................................   $6,831,916
Expenses................................................    5,045,104
                                                           ----------
Income before income taxes..............................   $1,786,812
                                                           ==========

     In conjunction with the Consulting Assets Sale, the Company entered into an earn-out agreement that provided for quarterly cash payments aggregating up to $1.5 million based on revenues generated from the assets sold to NetPlex through March 31, 2000. During 1998, 1999 and 2000, the Company recognized a gain on sale for payments received in accordance with the Consulting Assets Sale earn-out agreement in

                              THE VIALINK COMPANY
the amount of $341,000, $801,000, and $124,000 respectively. The Company does not expect to receive additional payments under the earn-out agreement.

     The Company's balance sheets and statements of operations as of and for the years ended December 31, 1999 and 2000, do not include the assets and operations of the consulting and systems integration assets, nor do they include the assets and operations of ijob, which are included in the comparable period of 1998. Therefore, the years presented are not comparable.

3. SHORT-TERM INVESTMENTS

     At December 31, 2000, the Company did not have any investments in marketable debt securities. At December 31, 1999, all marketable debt securities were classified as held-to-maturity and carried at amortized cost. Short-term investments at December 31, 1999 consisted of the following:

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

4. FURNITURE, EQUIPMENT, LEASEHOLD IMPROVEMENTS AND SOFTWARE DEVELOPMENT COSTS

     Furniture, equipment and leasehold improvements at December 31, 1999 and 2000 consisted of the following:

                                                                1999          2000
                                                             -----------   -----------
Furniture and fixtures.....................................  $   388,918   $   403,212
Computer equipment.........................................    2,734,831     3,274,864
Computer software..........................................    1,260,472     2,291,496
Leasehold improvements.....................................      222,755       303,088
                                                             -----------   -----------
                                                               4,606,976     6,272,660
Less: accumulated depreciation and amortization............   (2,133,695)   (3,703,751)
                                                             -----------   -----------
Furniture, equipment and leasehold improvements, net.......  $ 2,473,281   $ 2,568,909
                                                             ===========   ===========

     Computer equipment in 1999 and 2000 included $322,000 and $134,000 of assets under capital leases. Furniture and fixtures in 1999 included $89,000 of assets under capital leases. Accumulated depreciation for all assets under capital leases at December 31, 1999 and 2000 was $345,000 and $28,000, respectively.

     The Company incurred total costs of approximately $1.8 million, $3.4 million and $6.9 million for development of software in 1998, 1999 and 2000, respectively. We capitalized $0.6 million of these costs for development of software in 1998, 1999 and 2000. Interest capitalized during 1998, 1999 and 2000 was not material. Amortization of developed software during 1998, 1999 and 2000 was $0.5 million, $0.4 million and $0.5 million, respectively. Accumulated amortization at December 31, 1999 and 2000 was $1.2 million and $1.7 million, respectively.

                              THE VIALINK COMPANY

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses at December 31, 1999 and 2000 consisted of the following:

                                                                 1999         2000
                                                              ----------   ----------
Accounts payable............................................  $  503,124   $1,005,674
Accrued employee compensation...............................     874,080    1,340,320
Accrued professional fees and contract labor................     597,257      514,371
Other accrued expenses......................................     262,060      393,343
                                                              ----------   ----------
          Total accounts payable and accrued liabilities....  $2,236,521   $3,253,708
                                                              ==========   ==========

6. LONG-TERM DEBT

     On February 4, 1999, the Company entered into a financing agreement and note purchase agreement with Hewlett-Packard pursuant to which Hewlett-Packard purchased a $6.0 million subordinated secured convertible promissory note, convertible into common stock at the option of Hewlett-Packard beginning August 2000 at a conversion price of $1.75 per share. The note bears interest at 11.5% per annum, with interest payments deferrable to maturity in February 2004. The note contained a beneficial conversion feature valued at approximately $20.0 million at the commitment date. Accordingly, we allocated the full amount of proceeds to the beneficial conversion feature and recorded $6.0 million as additional paid-in capital at the time of closing. The amount was accreted by charges to interest expense and corresponding increases in long-term debt during the period from issuance of the note to August 2000 when the note became convertible. Non-cash interest charges of $3.6 million and $2.4 million were recognized in 1999 and 2000, respectively, as accreted charges to interest expense. We will continue to recognize interest expense at 11.5% per annum until the note is converted to common stock. At December 31, 1999 and 2000, contractual interest of $0.6 million and $1.3 million, respectively, is included in the note payable balance as the amounts are convertible with the note balance.

     The financial instruments included in long-term debt at December 31, 2000 are convertible into common shares at $1.75 per share. The estimated market value of the shares of common stock which would be issued upon conversion of the outstanding debt and accrued interest using the last reported sales price on December 29, 2000 of $2.81 per share is approximately $11.7 million.

7. ALLIANCE AGREEMENTS

     On May 3, 1999, the Company entered into an agreement with Cap Gemini Ernst & Young LLP (CGEY), pursuant to which CGEY will provide us with consulting and integration services and sales and marketing support, to assist in the development and market penetration of our viaLink services. In connection with this agreement, we issued CGEY a warrant to purchase up to 1,000,000 shares of our common stock at a price of $2.00 per share contingent upon our ability to register the common stock underlying the warrant agreement. Additionally, we have agreed to pay a royalty of 7.0% of our service revenues to CGEY for a period of two years and, in the event that at least ten "significant clients" of CGEY become subscribers to our services during this two year period, we will be obligated to continue this royalty payment in perpetuity. CGEY will not receive any royalties for services we provide to clients subject to the reporting requirements of the federal securities laws for which it serves as the principal independent auditor. As of the date of the issuance of the warrant, the warrant conversion price was below the fair value of our stock. The fair value of this warrant was recorded as an asset and an increase in additional paid in capital of $1.9 million. The fair value of the warrant at the measurement date was determined using a Black-Scholes option pricing model with the following assumptions: interest rate (zero-coupon U.S. government issued with a remaining life equal to the expected term of the warrant) of 6.0%; a dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of

                              THE VIALINK COMPANY

100.4%; and weighted-average expected life of the warrant of 1.5 years. The asset is being amortized over the service period as non-cash charges to our statement of operations. On August 9, 1999, CGEY exercised warrants to purchase 250,000 shares of common stock resulting in gross proceeds received by us of $500,000. On November 10, 1999, CGEY exercised warrants to purchase the remaining 750,000 shares of common stock resulting in gross proceeds received by us of $1.5 million. During 1999 and 2000, royalties under this agreement totaled $20,000 and $96,000, respectively, and are included in selling and marketing expense.

     On October 12, 1999, the Company entered into a strategic relationship with i2 Technologies, Inc. ("i2"), the primary focus of which was to integrate the products and services of our two companies and to extend the solutions across multiple industries. i2 agreed to use our syncLink services to provide product, price and promotion information to facilitate business processes between trading partners using an Internet-accessible shared database. Our two companies agreed to develop joint sales and marketing programs, and develop enhancements to the viaLink services. Additionally, i2 invested $5.0 million in the Company in exchange for 895,536 shares of viaLink common stock and a warrant to purchase up to an additional 746,268 shares of common stock at $6.70 per share, representing a twenty percent (20%) premium over the market price of the stock at the time of the agreement. The initial term of the agreement was to expire on December 31, 2003. The fair value of this warrant has been recorded as an asset and an increase in additional paid-in capital and results in non-cash charges to our statement of operations during the term of the agreement. The fair value of the warrant at the measurement date was determined using a Black-Scholes option pricing model with the following assumptions: interest rate (zero-coupon U.S. government issued with a remaining life equal to the expected term of the warrant) of 5.91%; a dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of 101.6%; and weighted-average expected life of the warrant of 2.0 years. Additionally we agreed to pay i2 a royalty of five percent (5%) of the syncLink and Chain Pricing subscription revenues during the period the agreement is in place. We also agreed to pay a royalty, in addition to the five percent, based upon subscription revenues received from new customers with whom i2 had "significant involvement" in the sales process. i2 agreed to pay us a royalty based upon revenues i2 received from providing syncLink and Chain Pricing services outside of the consumer packaged goods industry. During 1999 and 2000, royalties under this agreement totaled $22,000 and $26,000, respectively, and are included in selling and marketing expense. Effective January 29, 2001, we terminated our agreements with i2.

8. COMMON STOCK

     On November 29, 1999, the Company's board of directors approved a two-for-one stock split in the form of a dividend. The par value remained $0.001 per share. The stock split was effective December 21, 1999 and is reflected in the per share data in the accompanying financial statements and notes to the financial statements.

     On March 1, 2000, the Company's board of directors approved a two-for-one stock split in the form of a dividend. The par value of the common stock remained $.001 per share. The stock split was effective March 28, 2000 and is reflected in the per share data in the accompanying financial statements and notes to the financial statements.

     On March 22, 2000, the Company entered into a Securities Purchase Agreement pursuant to which i2 Technologies, Inc., Hewlett-Packard Company and Millennium Partners, L.P. paid us an aggregate of $6.0 million as consideration for (1) 200,403 shares of our common stock and (2) warrants to purchase 31,866 shares of our common stock at an exercise price of $39.39 per share. The warrants can be exercised at any time on or before March 24, 2003. Additionally, we issued warrants to purchase 2,844 shares of our common stock at an exercise price of $42.20 to an investment bank as partial compensation for services

                              THE VIALINK COMPANY
rendered to us as our financial advisor in connection with that transaction. All of these warrants contain anti-dilution protection provisions.

     On May 31, 2000, we entered into a Securities Purchase Agreement pursuant to which RGC International Investors, LDC ("RGC") paid us an aggregate of $10.0 million as consideration for (1) 960,615 shares of our common stock and (2) a warrant to purchase 768,492 shares of our common stock at initial exercise price of $12.06 per share. The exercise price was subject to certain adjustments based on the market price of our common stock. The warrants were exercised on December 29, 2000, utilizing non-cash exercise provisions outlined in the warrant agreement, and an acceleration of the market price adjustment, resulting in the issuance of 984,945 shares to RGC. Upon closing of the transaction with RGC, we issued a warrant to purchase 45,608 shares of our common stock at an exercise price of $13.15 to an investment bank as partial compensation for services rendered to us as our financial advisor in connection with that transaction.

     On December 29, 2000, we entered into a Securities Purchase Agreement pursuant to which RGC paid us an aggregate of $1.0 million as consideration for 333,333 shares of our common stock at a price of $3.00 per share.

     In December 1997, we entered into an agreement with Investor Awareness to provide investor relations services. Subject to certain criteria in the agreement, Investor Awareness would be granted an option to purchase 40,000 shares of our common stock at $1.5625 per share. On June 15, 2000, we entered into a Settlement Agreement with Investor Awareness pursuant to which we issued options to purchase 20,000 shares of our common stock to two principals of Investor Awareness with an exercise price of $0.78125 and sold an aggregate of 20,000 additional shares of our common stock to these individuals as settlement of a lawsuit alleging that we failed to issue the option under the terms of the agreement. We have recorded an expense of $185,000 included in general and administrative expense for the year ended December 31, 2000, representing the fair value the options issued.

     A reconciliation of the numerator and the denominator used in the calculation of earnings (loss) per share is as follows:

                                                   FOR THE YEAR ENDED DECEMBER 31,
                                              -----------------------------------------
                                                 1998           1999           2000
                                              -----------   ------------   ------------
Basic:
  Net income (loss).........................  $   649,638   $(12,635,963)  $(39,129,104)
  Weighted average common shares
     outstanding............................   10,964,164     13,114,028     20,732,411
                                              -----------   ------------   ------------
     Net income (loss) per share............  $      0.06   $      (0.96)  $      (1.89)
                                              ===========   ============   ============
Diluted:
  Net income (loss).........................  $   649,638   $(12,635,963)  $(39,129,104)
  Weighted average common shares
     outstanding............................   10,964,164     13,114,028     20,732,411
  Add: Net effect of dilutive potential
     shares.................................    1,445,608             --             --
                                              -----------   ------------   ------------
                                               12,409,772     13,114,028     20,732,411
     Net income (loss) per share............  $      0.05   $      (0.96)  $      (1.89)
                                              ===========   ============   ============

     For the year ended December 31, 2000, options to purchase 11,189,720 shares at a weighted average exercise price of $6.90 and warrants to purchase 40,000, 746,268, 45,608 and 34,538 shares of common stock at $1.50, $6.70, $13.15 and
$39.39, respectively, and 4,180,000 shares of common stock to be issued upon the conversion of the note issued to Hewlett-Packard were outstanding, but were not included in the

                              THE VIALINK COMPANY
computation of diluted earnings per share because the effect of these outstanding options, warrants and stock issuable upon conversion of debt would be antidilutive.

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

     On October 4, 1999, we issued a Notice of Redemption to holders of our redeemable common stock purchase warrants. All 3,680,000 redeemable stock purchase warrants were exercised in 1999 and resulted in gross proceeds of $4.6 million to the Company during 1999.

9. STOCK OPTION AND STOCK PURCHASE PLANS

     Stock Purchase Plan -- The Company established The viaLink Company Employee Stock Purchase Plan on April 1, 1997. At the Company's 1999 annual meeting our stockholders approved the adoption of the 1999 Employee Stock Purchase Plan which replaced the predecessor Employee Stock Purchase Plan as of July 1, 1999. The 1999 Stock Purchase Plan provides eligible employees of viaLink with the opportunity to acquire a proprietary interest in viaLink through participation in a payroll deduction based employee stock purchase plan designed to operate in compliance with Section 423 of the Internal Revenue Code. The price will be 85 percent of the per share fair market value on either the granting date or the exercise date, whichever market value is lower. The number of shares of common stock authorized and reserved for issuance under the Plan is 800,000 shares. For the years ended December 31, 1998, 1999 and 2000: 13,844, 12,244 and 42,561
shares, respectively, of common stock have been purchased under the stock purchase plan.

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

     On February 10, 1998, the board of directors of the Company adopted the 1998 Stock Grant Plan (the "Stock Grant Plan" or "Plan") to attract, retain and motivate consultants, independent contractors and key employees of the Company and its subsidiaries by way of granting shares of stock in the Company. The sale, transfer or other disposal of shares of common stock received pursuant to the Stock Grant Plan is restricted for a period of one year. During 1998, 20,132 shares of common stock were issued

                              THE VIALINK COMPANY
pursuant to the Plan at an average price of $0.78. No shares were granted under this plan in 1999 and 2000. We may no longer grant shares pursuant to the Stock Grant Plan.

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

     The Company has reserved 25,500,000 shares of its common stock for issuance over the ten year term of the 1999 Plan, including shares initially reserved under the predecessor plans. This share reserve will automatically be increased on the first trading day of each calendar year, beginning with the 2000 calendar year, by an amount equal to 5% of the shares of common stock outstanding on the last trading day of the immediately preceding calendar year, but in no event will such annual increase exceed 500,000 shares. Options may be granted under the 1999 Plan at an exercise price per share not less than the fair market value per share of common stock on the option grant date.

     The Company applies SFAS No. 123 and related interpretations in accounting for its stock options granted to non-employee consultants and service providers. The fair value of the options granted are recorded as an operating expense and an increase in additional paid in capital over the term of the service agreement. The fair value of each option grant was determined using Black-Scholes option pricing model with the following assumptions used during 2000: interest rate (zero-coupon U.S. government issued with a remaining life equal to the expected term of each option) of 6.34%; a dividend yield of 0%; volatility factors of the expected market price of the Company's common stock ranging from 101% to 156%; and weighted-average expected life ranging from 1.5 to 2.5 years. During 2000, the Company granted options to purchase 30,000, 16,000, 10,000, 50,000 and 74,000 shares at exercise prices per share of $8.31, $8.91, $9.06, $17.50 and $40.25, respectively. At December 31, 2000, the Company has options outstanding to purchase 50,000 and 74,000 shares at exercise prices of $17.50 and $40.25, respectively, for which the measurement date has not occurred. The expense recorded for these options is based upon the fair value for each grant at each financial statement date until the measurement date occurs. Stock compensation expense of $425,000 is included in the 2000 statement of operations for all grants to non-employee consultants and service providers.

     The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its employee stock options. APB No. 25 requires compensation expense be recorded for any excess of the market value of the underlying stock over the option price on the measurement date. During May 1999, the Company granted options for 2,540,000 and 360,000 shares at exercise prices per share of $3.61 and $3.13, respectively, compared to the market price of $4.25 on the date of grant. The excess of the market value over the exercise price is being amortized over the vesting period. Stock compensation expense of $0.8 million and $1.9 million, respectively, is included in the 1999 and 2000 statement of operations for these grants representing the portion of the service period in 1999 and 2000. The exercise price equaled the market price at the date of grant for all other option grants during 1998, 1999 and 2000 and no compensation expense has been recognized for all other grants to employees and directors in 1998, 1999 and 2000.

     Pro forma information regarding net income and earnings per share is required by and has been determined as if the Company had accounted for its employee stock options under the fair value method defined by SFAS No. 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for fiscal year 1998, 1999 and 2000, respectively: interest rates (zero-coupon U.S. government issued with a remaining life equal to the expected term of the options) of 4.52%, 5.56% and 5.6% to 6.3%; dividend yields of 0.0%; volatility factors of expected market price of the Company's common stock of 65% for 1998, 101% for

                              THE VIALINK COMPANY

1999 and 112% to 157% in 2000; and weighted-average expected life of the options of 6.7 years in 1998 and 2.5 years in 1999 and 2000. The weighted average grant date fair value per share for options granted to employees during 1998, 1999 and 2000 was $1.04, $9.28 and $12.45, respectively.

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

     The Company's historical and pro forma information is as follows for the years ended December 31:

                                                 1998          1999           2000
                                               ---------   ------------   ------------
Net income (loss), as reported..............   $ 649,638   $(12,635,963)  $(39,129,104)
Pro forma-diluted...........................   $(176,182)  $(16,563,728)  $(65,941,540)
Net income (loss) per share-diluted, as
  reported..................................   $    0.05   $      (0.96)  $      (1.89)
Pro forma-diluted...........................   $   (0.01)  $      (1.26)  $      (3.18)

     A summary of the Company's stock option activity and related information follows for the years ended December 31, 1998, 1999 and 2000:

                                                                              WEIGHTED
                                                              NUMBER OF       AVERAGE
                                                                SHARES     EXERCISE PRICE
                                                              ----------   --------------
Outstanding at December 31, 1997............................   2,330,832       $ 1.05
  Granted...................................................   4,838,972         0.80
  Exercised.................................................    (354,440)        0.68
  Canceled..................................................    (177,812)        0.86
                                                              ----------
Outstanding at December 31, 1998............................   6,637,552         0.89
  Granted...................................................   6,120,000         6.88
  Exercised.................................................  (1,956,440)        0.92
  Canceled..................................................    (361,420)        2.21
                                                              ----------
Outstanding at December 31, 1999............................  10,439,692         4.35
  Granted...................................................   2,494,000        17.44
  Exercised.................................................    (582,804)        1.36
  Canceled..................................................  (1,161,168)        9.37
                                                              ----------
Outstanding at December 31, 2000............................  11,189,720       $ 6.90
                                                              ==========

                              THE VIALINK COMPANY

     The following table summarizes information about stock options outstanding at December 31, 2000:

                                                 OPTIONS OUTSTANDING            OPTIONS EXERCISABLE
                                          ----------------------------------   ----------------------
                                                        WEIGHTED   WEIGHTED                  WEIGHTED
                                                        AVERAGE     AVERAGE                  AVERAGE
RANGE OF                                                EXERCISE   REMAINING                 EXERCISE
EXERCISE PRICE                            OUTSTANDING    PRICE       LIFE      EXERCISABLE    PRICE
--------------                            -----------   --------   ---------   -----------   --------
$0.45...................................       3,936     $ 0.45    5.2 years        3,936     $ 0.45
$0.75 to $0.83..........................   3,393,902     $ 0.79    7.6 years    2,205,462     $ 0.79
$0.97...................................     100,800     $ 0.97    4.6 years      100,800     $ 0.97
$1.25...................................     240,000     $ 1.25    0.9 years      240,000     $ 1.25
$2.25...................................      60,000     $ 2.25    8.0 years       40,000     $ 2.25
$3.13...................................     324,500     $ 3.13    8.4 years       84,500     $ 3.13
$3.60 to $3.82..........................   3,015,916     $ 3.64    8.0 years    1,082,572     $ 3.64
$5.56 to $6.00..........................     886,666     $ 5.85    9.0 years      199,994     $ 6.00
$8.31 to $9.06..........................     565,500     $ 8.88    9.7 years           --         --
$10.06..................................     341,500     $10.06    9.4 years           --         --
$14.13 to $15.22........................   1,587,000     $15.13    9.0 years      641,315     $15.22
$17.50..................................     110,000     $17.50    9.0 years           --         --
$40.25..................................     560,000     $40.25    9.2 years           --         --
                                          ----------                            ---------     ------
At December 31, 2000....................  11,189,720                            4,598,579     $ 3.77
                                          ==========                            =========     ======
At December 31, 1999....................  10,439,692                            1,697,688     $ 0.91
                                          ==========                            =========     ======
At December 31, 1998....................  11,189,720                            2,180,000     $ 1.08
                                          ==========                            =========     ======

10. INCOME TAXES

     The components of the provision for income taxes for the years ended December 31, 1998, 1999 and 2000 are as follows:

                                                                 1998      1999   2000
                                                              ----------   ----   ----
Current.....................................................  $       --   $--    $--
Deferred....................................................   1,049,440    --     --
                                                              ----------   ---    ---
Provision for income taxes..................................  $1,049,440   $--    $--
                                                              ==========   ===    ===

     The differences in federal income taxes at the statutory rate and the provision for income taxes for the years ended December 31, 1998, 1999, and 2000 are as follows:

                                                   1998         1999           2000
                                                ----------   -----------   ------------
Income tax expense (benefit) at federal
  statutory rate..............................  $  577,687   $(4,296,227)  $(13,303,895)
State income taxes............................      67,963      (505,439)    (1,565,164)
Reduction of valuation allowance credited to
  additional paid-in capital..................          --     3,802,458             --
Benefit of net operating loss carryforwards
  not recognized..............................     401,302     1,012,326     14,766,373
Other.........................................       2,488       (13,118)       102,686
                                                ----------   -----------   ------------
Provision for income taxes....................  $1,049,440   $        --   $         --
                                                ==========   ===========   ============

                              THE VIALINK COMPANY

     Deferred tax assets (liabilities) are comprised of the following:

                                                                   DECEMBER 31,
                                                            --------------------------
                                                               1999           2000
                                                            -----------   ------------
Deferred tax assets:
  Allowance for doubtful accounts.........................  $    15,738   $     60,196
  Compensated absences....................................       31,277         76,877
  Tax credit carryforwards................................       26,990         30,178
  Depreciation and amortization...........................           --        207,348
  Net operating loss carryforwards........................    6,878,587     19,549,389
                                                            -----------   ------------
                                                              6,952,592     19,923,988
Deferred tax liabilities:
  Deferred service fees...................................   (1,157,595)      (396,289)
  Discount on long-term debt..............................     (908,666)            --
  Software development costs..............................     (578,963)      (613,773)
  Depreciation and amortization...........................     (159,815)            --
                                                            -----------   ------------
Net deferred tax asset, before valuation allowance........    4,147,553     18,913,926
Valuation allowance.......................................   (4,147,553)   (18,913,926)
                                                            -----------   ------------
Net deferred tax asset....................................  $        --   $         --
                                                            ===========   ============

     The discount recognized in 1999 for the value of the beneficial conversion feature in the note payable to Hewlett-Packard, and the assets recognized in 1999 for the value of the warrants issued to Cap Gemini Ernst & Young LLP and i2 Technologies, Inc. were not recognized for income tax purposes. Accordingly, the Company established deferred tax liabilities totaling approximately $3.8 million for these temporary differences by reducing the amount recorded as additional paid in capital for the value of the beneficial conversion feature and the warrants. These deferred tax liabilities were used to support the recoverability of an equivalent amount of deferred tax assets, thereby reducing the amount of valuation allowance. The benefit of this reduction in the valuation allowances was recognized as additional paid-in capital.

     The Company's tax deduction for stock-based compensation in 1999 and 2000 exceeds the cumulative expense for those options and warrants recognized for financial reporting purposes by approximately $7.4 million. This excess deduction is a component of the net operating loss carryforwards for which a deferred tax asset and corresponding valuation allowance of approximately $2.8 million have been recognized at December 31, 2000. When the net operating loss carryforwards are utilized for financial reporting purposes, this portion of the benefit will be credited directly to additional paid in capital.

     At December 31, 2000, the Company had net operating loss ("NOL") carryforwards for federal and state purposes of approximately $51,400,000 and $51,800,000, respectively, and other carryforwards of approximately $79,000. The Federal and State NOL carryforwards begin to expire in 2011.

     SFAS 109 requires that the Company record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax asset depends on the Company's ability to generate sufficient taxable income in the future. The Company has recognized a full valuation allowance for the amount of net deferred tax asset at December 31, 1999 and 2000 since the Company resembles a development stage company and has no history of profitability without the consulting assets that were sold in 1998.

     The ability of the Company to utilize the NOL carryforward to reduce future taxable income taxes may be limited upon occurrence of certain capital stock transactions during any three-year period resulting in an aggregate ownership change of more than 50%.

                              THE VIALINK COMPANY

11. COMMITMENTS AND CONTINGENCIES

     The Company leases its office and storage space under operating leases. The terms range from month-to-month up to ten years and include options to renew. The Company also leases office equipment under various noncancelable lease agreements. Total rental expense in 1998, 1999 and 2000 for all leases was $410,669, $460,279 and $1,039,437, respectively.

     Future minimum lease payments under non-cancelable operating leases at December 31, 2000 follows:

                                                           OPERATING
                                                             LEASES
                                                           ----------
2001....................................................   $1,040,000
2002....................................................      371,000
2003....................................................      353,000
2004....................................................      348,000
2005....................................................      345,000
Thereafter..............................................           --
                                                           ----------
Future minimum lease payments...........................   $2,457,000
                                                           ==========

     Future minimum lease payments have not been reduced by future minimum sub-lease rentals of approximately $1.0 million under operating leases, with terms through 2005.

     Additionally, we have entered into an operating lease agreement to lease certain data processing equipment and software from Hewlett-Packard for our new technology platform. The lease includes certain cancellation provisions which expire on March 29, 2001 at which point the lease becomes noncancelable and provides for 36 monthly installments of $153,000 beginning in April of 2001.

12. RETIREMENT PLAN

     The Company has a profit sharing plan (the "Plan") for certain eligible employees who have attained the age of 18 and completed one year of service. Under the Plan, employer contributions are made at management's discretion. Participants may contribute up to 6% of earnings as eligible contributions and up to 15% of earnings in total for any Plan year. The Company's discretionary matching percentage is up to 100% of each participant's total eligible contributions for a year. The Company made no contributions in 1998, 1999, or 2000.

13. SUBSEQUENT EVENT

     On February 7, 2001 we entered into a series of agreements pursuant to which investors paid us an aggregate of $10,018,250 in consideration for (1) 3,643 shares of our Series A Convertible Participating Preferred Stock convertible into shares of our common stock at an initial conversion price of $2.75 per share and (2) Series A Warrants to purchase up to 3,643,000 shares of our common stock at initial exercise price of $3.75 per share. The conversion price of the preferred stock may be subject to certain adjustments. The investors may not convert their shares of preferred stock or exercise their Series A Warrants to the extent the number of shares of our common stock issued upon such conversion or exercise would exceed 19.99% of the total number of shares of our common stock outstanding on February 7, 2001, unless and until we receive approval of our stockholders with respect to the issuance as required by NASD Rule 4350.

     One of the investors (1) will also receive a Series B Warrant to purchase up to 666,667 shares of our common stock at an initial exercise price of $3.00 per share and (2) will, promptly after the effectiveness of the registration statement covering the resale of the underlying common stock, invest an additional

                              THE VIALINK COMPANY

$1,999,250 in consideration for 727 shares of preferred stock and a Series A Warrant to purchase up to 727,000 shares of our common stock.

     Certain of our executive officers also agreed to pay us an aggregate of $761,750 in consideration for 277 shares of preferred stock and Series A Warrants to purchase 277,000 shares of our common stock. The investment by these officers is contingent upon approval by our stockholders of the issuance as required by NASD Rule 4350. The officers have deposited the $761,750 into an escrow account pending our receipt of this approval.

     As compensation for services rendered to us by our financial advisor in connection with the transaction, we agreed to issue (1) Placement Agent Warrants to purchase 464,700 shares of our common stock at an exercise price of $3.75 per share, (2) Placement Agent Warrants to purchase 66,667 shares of our common stock at an exercise price of $3.00 per share and (3) Placement Agent Warrants to purchase 464,700 shares of our common stock at an exercise price of $2.75 per share.

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
        2.1(1)           Asset Purchase Agreement dated June 12, 1997 by and among
                         ijob, Inc., Human Technologies, Inc., David C. Mitchell and
                         Ron Beasley
        2.2(2)           Asset Acquisition Agreement dated August 31, 1998 by and
                         between the Registrant and The NetPlex Group, Inc.
        2.2(2)           First Amendment to Asset Acquisition Agreement dated
                         September 9, 1998 by and between Registrant and The NetPlex
                         Group, Inc.
        2.3(3)           Stock Purchase Agreement dated December 31, 1998 by and
                         among Registrant, DCM Company, Inc., David C. Mitchell and ijob, Inc.
        3.1(4)           Form of Certificate of Incorporation
        3.2(5)           Form of Certificate of Amendment to Certificate of
                         Incorporation
        3.3(6)           Amended and Restated Bylaws
        3.4(6)           Bylaw Amendment
        4.1(7)           Form of Certificate of Common Stock
        4.2(8)           Form of Series A Convertible Participating Preferred Stock
                         Certificate.
        4.3(8)           Designations, Preferences and Rights of Series A Convertible
                         Participating Preferred Stock of The viaLink Company
        4.4              See Exhibits 3.1, 3.2, 3.3 and 3.4 for provisions of the
                         Registrant's Certificate of Incorporation and Bylaws
                         defining rights of holders of common stock of the Registrant
        4.5(9)           Form of Underwriter's Warrant Agreement by and between
                         Barron Chase Securities Inc. and the Registrant
        4.6(10)          Shareholder Agreement dated as of February 4, 1999 by and
                         between Registrant and Hewlett-Packard Company
        4.7(3)           Stock Option Agreement dated as of December 18, 1998 by and between Registrant and Brian Herman
        4.8(11)          Registration Rights Agreement dated May 3, 1999 by and
                         between the Registrant and Cap Gemini Ernst & Young LLP
        4.9(12)          Common Stock Purchase Warrant dated October 12, 1999, issued by the Registrant to i2 Technologies, Inc.
        4.9(12)          Registration Rights Agreement dated October 12, 1999, by and between the Registrant and i2 Technologies, Inc.
        4.10(13)         Common Stock Purchase Warrant dated March 24, 2000, by the
                         Registrant in favor of Hewlett-Packard Company
        4.11(13)         Common Stock Purchase Warrant dated March 24, 2000, by the
                         Registrant in favor of i2 Technologies, Inc.
        4.12(13)         Amendment No. 1 to Registration Rights Agreement dated as
                         March 22, 2000, by and among the Registrant and
                         Hewlett-Packard Company
        4.13(13)         Amendment No. 1 to Registration Rights Agreement dated as
                         March 22, 2000, by and among the Registrant and i2
                         Technologies, Inc.
        4.14(13)         Registration Rights Agreement dated as of March 22, 2000, by and between the Registrant and Millennium Partners, L.P.
        4.15(14)         Common Stock Purchase Warrant dated March 24, 2000 by the
                         Registrant in favor of AGE Investments, Inc.
        4.15(14)         Registration Rights Agreement dated as of April   , 2000 by
                         and between the Registrant and AGE Investments, Inc.
        4.16(15)         Common Stock Warrant dated May 31, 2000, by the Registrant in favor of RGC International Investors, LDC
        4.17(15)         Common Stock Purchase Warrant dated May 31, 2000 by the
                         Registrant in favor of AGE Investments, Inc.
        4.18(15)         Registration Rights Agreement dated as of May 31, 2000 by
                         and between the Registrant and RGC International Investors,
                         LDC

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
        4.19(15)         Amendment No. 1 to Registration Rights Agreement dated as
                         May 31, 2000, by and among the Registrant and AGE
                         Investments, Inc.
        4.20(16)         Registration Rights Agreement dated as of December 29, 2000 by and between The viaLink Company and RGC International
                         Investors, LDC.
        4.21(17)         Form of Series A Warrant
        4.22(17)         Series B Warrant dated February 7, 2001 by The viaLink
                         Company in favor of Velocity Investment Partners Ltd.
        4.23(17)         Form of Registration Rights Agreement by and among The
                         viaLink Company and certain investors
       10.1(10)          Note Purchase Agreement dated as of February 4, 1999 by and between the Registrant and Hewlett-Packard Company
       10.2(12)          Securities Purchase Agreement dated October 12, 1999, by and between the Registrant and i2 Technologies, Inc.
       10.3(4)           Form of Subordinated Secured Convertible Promissory Note
                         dated as of February 4, 1999 issued by the Registrant in
                         favor of Hewlett-Packard Company
       10.4(12)          Security Agreement dated as of February 4, 1999 by and
                         between the Registrant and Hewlett-Packard Company
       10.5(2)           Earn-out Agreement dated September 30, 1998 by and between the Registrant and The NetPlex Group, Inc.
       10.6(18)          Software Remarketing and Reselling Agreement effective as of
                         September 1, 1998 by and between the Registrant and The
                         NetPlex Group, Inc.
       10.7(3)           Form of Indemnification Agreement dated February 9, 1998 by and between the Registrant and the Registrant's executive
                         officers
       10.8(3)           Employment Agreement dated October 1, 1998 by and between
                         the Registrant and Lewis B. Kilbourne
       10.9(3)           Employment Agreement dated October 1, 1998 by and between
                         the Registrant and Robert N. Baker
       10.10(4)          The viaLink Company 1999 Stock Option/Stock Issuance Plan
       10.11(9)          1999 Stock Option/Stock Issuance Plan Form of Stock Option
                         Agreement
       10.12(9)          1999 Stock Option/Stock Issuance Plan Form of Stock Issuance
                         Agreement
       10.13(9)          1999 Stock Option/Stock Issuance Plan Form of Automatic
                         Stock Option Agreement
       10.14(4)          The viaLink Company 1999 Employee Stock Purchase Plan
       10.15(11)         Amended and Restated Alliance Agreement dated as of May 3,
                         1999 by and between the Registrant and Cap Gemini Ernst &
                         Young LLP
       10.16(11)         Master Services Agreement dated May 3, 1999 by and between the Registrant and Cap Gemini Ernst & Young LLP
       10.17(19)         Office Building Sublease effective as of December 16, 1999, between Kerr-McGee Corporation and the Registrant
       10.18(19)         Employment Agreement made as of April 9, 1999, by and
                         between the Registrant and David M. Lloyd
       10.19(19)         Employment Agreement made as of April 8, 1999, by and
                         between the Registrant and Robert I. Noe Registrant and
                         Robert I. Noe
       10.20(13)         Securities Purchase Agreement dated as of March 22, 2000, by and among the Registrant and the Purchasers listed on
                         Schedule I thereto
       10.21(14)         Addendum to Employment Agreement effective as of March 10,
                         2000 by and between the Registrant and David M. Lloyd
       10.22(14)         Addendum to Employment Agreement effective as of March 14,
                         2000 by and between the Registrant and Robert I. Noe
       10.23(15)         Securities Purchase Agreement dated as of May 31, 2000 by
                         and between the Registrant and RGC International Investors,
                         LDC.
       10.24(5)          Amendment No. 1 to The viaLink Company 1999 Stock
                         Option/Stock Issuance Plan

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
       10.25(15)         Employment Agreement effective April 21, 2000 by and between the Registrant and Mark L. Bromberg
       10.26(17)         Securities Purchase Agreement dated as of February 2, 2001, by and between The viaLink Company and Velocity Investment
                         Partners Ltd.
       10.27(17)         Form of Securities Purchase Agreement by and among The
                         viaLink Company and certain investors
       10.28             Employment Agreement effective September 25, 2000 by and
                         between the Registrant and Jack Scott
       10.29             Employment Agreement effective as September 4, 2000 by and between the Registrant and Christopher R. Riley
       10.30             Employment Agreement effective as of August 29, 2000 by and between the Registrant and William P. Creasman
       10.31             First Amendment to Employment Agreement dated as of August
                         27, 1999 by and between the Registrant and Lewis B.
                         Kilbourne
       10.32             Addendum to Employment Agreement effective as of June 5,
                         2000 between the Registrant and Lewis B. Kilbourne
       10.33             Addendum to Employment Agreement effective as of October 1,
                         2000 between the Registrant and Lewis B. Kilbourne
       21                Subsidiaries of Registrant
       23.1              Consent of KPMG LLP
       23.2              Consent of PricewaterhouseCoopers LLP

---------------

 (1) Incorporated herein by reference to the Registrant's Annual Report on Form 10-KSB for the year ending December 31, 1998.

 (2) Incorporated herein by reference to the Registrant's Definitive Information Statement on Schedule 14-C filed October 15, 1998.

 (3) Incorporated herein by reference to the Registrant's Annual Report on Form 10-KSB for the year ending December 31, 1999.

 (4) Incorporated herein by reference to the Registrant's Definitive Proxy Statement on Schedule 14A filed April 19, 1999.

 (5) Incorporated herein by reference to the Registrant's Definitive Proxy Statement on Schedule 14A filed April 24, 2000.

 (6) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-QSB for the quarter ending September 30, 2000.

 (7) Incorporated herein by reference to the Registrant's Registration Statement on Form 8-A/A Amendment No. 2 filed under Section 12(g) of the Exchange Act filed on June 21. 2000.

 (8) Incorporated herein by reference to the Registrant's Current Report of Form 8-K dated February 7, 2001.

 (9) Incorporated herein by reference to the Registrant's Registration Statement on Form SB-2 (Reg. No. 333-5038-D), as amended.

(10) Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated February 4, 1999.

(11) Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated May 3, 1999.

(12) Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated October 12, 1999.

(13) Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated March 22, 2000.

(14) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2000.

(15) Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated May 31, 2000.

(16) Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated December 29, 2000.

(17) Incorporated herein by reference to the Registrant's Current Report of Form 8-K dated February 7, 2001.

(18) Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated October 27, 1998.

(19) Incorporated herein by reference to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2000.