Form 10KSB40/A
period 2000-12-31
VIALINK CO
filed 2001-04-30
CIK 1017137

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------


                                 FORM 10-KSB/A

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


     As of April 27, 2001, the aggregate market value of the voting common stock of the registrant held by non-affiliates of the registrant (affiliates for these purposes being Registrant's directors, executive officers and holders of more than 5% of Registrant's common stock on such date) computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity on that date was $44.8 million.



     As of April 27, 2001, the issuer had 25,127,170 outstanding shares of Common Stock.



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

CUSTOMERS


     We currently have more than 700 customers. A majority of our existing customer base is small suppliers and retailers; however we have recently added several large multi-national suppliers and retailers. Currently, we are targeting large national and regional customers and we believe that we have made inroads with respect to retailer and supplier adoption of our service offering. We expect to add several more industry leaders to our customer list which already includes: A&P, Bestfoods Baking, Coors Brewing Company, Earthgrains, Fort James, Frito-Lay, IBC, Kraft Foods, Pepsi, Safeway, Schnucks, Spartan Stores, Winn Dixie Stores, Inc. and Wise Foods.

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


WE MAY BE UNABLE TO OBTAIN THE ADDITIONAL CAPITAL REQUIRED TO SUSTAIN AND GROW OUR BUSINESS.



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



     - Ability to enter into one or more license agreements;



     - Working capital requirements; and



     - Level of our investment in and development of our services and technology.



     If we are unable to successfully execute our business plan within the timeframes we have projected, we may need to obtain approximately $5 to $10 million in additional capital. We may not be able to obtain the additional capital resources necessary to satisfy our cash requirements or to implement our growth strategy successfully. If we obtain additional capital, we cannot be certain that it will be on favorable terms. If we cannot obtain adequate additional capital resources, we will be forced to curtail our planned business expansion, sell or merge our business, or face bankruptcy. We may also be unable to fund our ongoing operations, including investment in and development of our services and technology, expansion of our sales and marketing activities and expansion into other industries and geographic markets.



IF OUR VIALINK SERVICES FAIL TO GAIN MARKET ACCEPTANCE, OUR BUSINESS WILL BE MATERIALLY ADVERSELY AFFECTED.



     We will derive virtually all of our revenues for the foreseeable future from implementation fees and subscription revenues from our viaLink services. We are just beginning to generate a significant amount of revenues from these services.

     A number of factors will determine whether our services achieve market acceptance, including:



     - Performance and functionality of our services;



     - Ease of adoption;



     - Satisfaction of our initial subscribers; and



     - Success of our marketing efforts.



     The market for business-to-business electronic commerce services is evolving rapidly. As the market evolves, customers, including our current customers, may not choose our services. As a result, we cannot predict when our services will achieve market acceptance, if ever. If our services do not achieve market acceptance, or if market acceptance develops more slowly than expected, our business, operating results and financial condition will be seriously damaged.



OUR SUCCESS IS DEPENDENT UPON A CRITICAL MASS OF LARGE NATIONAL RETAILERS AND SUPPLIERS SUBSCRIBING TO OUR SERVICES.



     Our success depends on a significant number of large retailers subscribing to and using our services and linking with manufacturers, wholesalers and distributors over the Internet through syncLink. We cannot predict when a significant number of manufacturers, suppliers and retailers will subscribe to our services, if ever. To encourage purchasers to subscribe to and use our services, we must offer a broad range of product, price and promotion information from a large number of suppliers through our syncLink service. However, to attract suppliers to subscribe to syncLink, we must increase the number of retailers who use our services. If we are unable to quickly build a critical mass of retailers and suppliers, we will not be able to benefit from a network effect where the value of our services to each subscriber significantly increases with the addition of each new subscriber. Our inability to achieve this network effect would reduce the overall value of our services to retailers and suppliers and, consequently, would harm our business.



OUR SALES CYCLE CAUSES UNPREDICTABLE VARIATIONS IN OUR OPERATING RESULTS WHICH COULD CAUSE OUR STOCK PRICE TO DECLINE.



     Our sales cycle has been and may continue to be unpredictable. Our sales cycle is subject to delays over which we have little or no control over customer-specific factors such as budgetary constraints and internal acceptance procedures. Consequently, we may spend considerable time and expense providing information to prospective customers about the use and benefits of our services without generating corresponding revenue. The length of the sales cycle makes it difficult to accurately forecast the quarter in which our implementation and subscription services will occur. This may cause our revenues from those services to be delayed from the expected quarter to a subsequent quarter or quarters or to vary from quarter to quarter. Furthermore, our expense levels are relatively fixed and there is substantial uncertainty as to when particular sales efforts will begin to generate revenues. As a result, our revenues and results of operations in any quarter may not meet market expectations or be indicative of future performance and it may be difficult for you to evaluate our prospects. Our failure to meet revenue expectations would likely cause the market price of our common stock to decline.



WE HAVE A HISTORY OF OPERATING LOSSES AND EXPECT FUTURE OPERATING LOSSES.



     We have a history of operating losses, and we expect to incur net losses for the foreseeable future. We incurred net operating losses of approximately $1.5 million in 1998, $13.8 million in 1999 and $39.1 million in 2000. The significant decline in revenues in 1999 was the direct result of the sale of our management consulting services and computer systems integration services, which together had historically generated over 90% of our total revenues. Because our viaLink services have achieved limited market acceptance to date, our revenues only increased $1.0 million from 1999 to 2000. As of December 31, 2000, we had an accumulated deficit of approximately $52.7 million representing the sum of our historical net losses. We expect to expend significant resources to aggressively develop and market our services into an unproven market. Therefore, we expect to have negative cash flow and net losses from operations for the foreseeable future. We may never generate sufficient revenues to achieve or sustain profitability or generate positive cash flow.



WE DEPEND ON SUPPLIERS FOR THE SUCCESS AND ACCURACY OF OUR SERVICES.



     We depend on suppliers to subscribe to our services in sufficient and increasing numbers to make our services attractive to retailers and, consequently, other suppliers. In order to provide retailers accurate data, we rely on suppliers to update their item, price and promotion information stored in our database. We cannot guarantee that the item, price and promotion information available from our services will always be accurate, complete and current, or that it will comply with governmental regulations, such as those relating to pricing alcohol and liquor or nutritional guidelines. Incorrect information could expose us to liability if it harms users of our services or result in decreased adoption and use of our services.



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



     In addition to the preferred stock that we issued in the private placement, we issued Series A Warrants to acquire 3,920,000 shares of our common stock and Series B Warrants to acquire 666,667 shares of our common stock. Subject to certain conditions, we will issue an additional 727,000 Series A Warrants. The initial exercise price for Series A Warrants is $3.75 per share and the initial exercise price for the Series B Warrants is $3.00 per share. These exercise prices are subject to antidilution provisions with respect to certain future issuances by us of our equity securities and other similar adjustments if certain of our executive officers transfer, sell or otherwise dispose of shares of our common stock for six months after the date the registration statement relating to this prospectus is declared effective. Assuming we issue the maximum number of warrants, the private placement is expected to result in dilution upon exercise of the warrants of 5,313,667 shares of common stock.



A PROMISSORY NOTE WE ISSUED TO HEWLETT-PACKARD MAY STRAIN OUR FINANCIAL RESOURCES AND MAY RESULT IN DILUTION TO OUR STOCKHOLDERS.



     As a result of our issuing a $3.8 million subordinated secured convertible promissory note to Hewlett-Packard, we are required to make payments of interest only in the amount of $19,039 per month through the remainder of 2001 and payments of principal and interest in the amount of $326,094 per month from January 1, 2002 until the final payment on December 31, 2002. These payments could strain our available cash resources and could make us more vulnerable to industry downturns, general economic downturns and competitive pressures. Our ability to meet our debt obligations is dependent upon our future performance, which is subject to financial, business and other factors affecting our operations. Additionally, all principal and interest due under the note is convertible into shares of our common stock at $1.75 per share, an amount lower than our current stock price. As a result, a conversion of this note would result in dilution to our stockholders.

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



     - Reduced protection for intellectual property rights in some countries;
       and



     - Political and economic instability.



     Each country may have unique operational characteristics in each of their food industries that may require significant modifications to our existing services. In addition, we have limited experience in marketing, selling and supporting our services in foreign countries. Development of these skills may be more difficult or take longer than we anticipate, especially due to language barriers, currency exchange risks and the fact that the Internet may not be used as widely in other countries. Further, the adoption of electronic commerce may evolve slowly or may not evolve at all. As a result, we may not be successful in marketing our services to retailers and suppliers in markets outside the United States.



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



THE PRICE OF OUR COMMON STOCK MAY DECLINE DUE TO SHARES ELIGIBLE FOR FUTURE
SALE.



     Sales of a substantial number of shares of common stock, or even the potential for such sales, could adversely affect the market price of the common stock and could impair our ability to raise capital through the sale of equity securities. As of April 27, 2001, we had outstanding 25,127,170 shares of common stock. Of these shares:



     - 21,760,923 shares are freely tradable without restriction or further registration under the Securities Act unless purchased by our "affiliates;" and



     - 3,366,247 shares of common stock are "restricted securities" as defined in Rule 144 of the Securities Act.

     Furthermore, an additional:



     - 4,867,433 shares of common stock are issuable upon the exercise of currently exercisable options;



     - 7,972,531 shares of common stock are issuable upon the exercise of currently outstanding warrants; and



     - 2,175,893 shares of common stock are issuable upon the conversion of a currently outstanding convertible promissory note; and



     - 3,920,000 shares of common stock are issuable upon the conversion of currently outstanding preferred stock.



Substantially all shares issued following the exercise of these options or warrants or the conversion of the preferred stock will be freely tradable.

                             ---------------------


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


     As of the close of business on April 27, 2001, there were 151 record holders of our common stock.


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


     Our subscription services are provided by and are resident on our database servers. Our customers gain access to and use our services through means ranging from Internet web browsers to fully automated batch interfaces imbedded in the customers IT systems. Basic implementation services, including training the customer on how to use our services and how to format and populate our database with the customer's data, are provided to all of our customers. Services beyond the basic implementation services include consulting services that help customers modify their own IT systems and procedures to enable more automated interfaces with our services. Additionally, we receive revenues from the performance of certain Web-hosting services for a limited number of customers for which we provide no other viaLink services. The web-hosting service is not related or similar in any regard to our other services and we expect to reduce our focus and reliance on providing these services in the future.



     We recognize revenues for our subscription, basic implementation and Web-hosting services over the terms of the subscription and Web-Hosting arrangements. Revenues collected in advance are deferred and recognized as earned. Revenues for consulting services related to complex supplier and retailer installations are recognized as services are provided.


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
                                                              ========   ==========


     Subscription and implementation revenues increased from 1999 to 2000 reflecting increases in the number of implementations and increases in subscribers from 411 customers at December 31, 1999 to 727 customers at December 31, 2000. We expect continued increases in the number of customers purchasing implementation and subscription services. Additionally, during 2000, we increased the subscription rates that we charge for our services. Our current pricing for retailers ranges from $25 per supplier per month for a small retailer and a flat rate of up to $35,000 per month for the largest retailers. Our pricing for suppliers ranges from $25 per retailer up to $5,000 per retailer per month and a flat rate subscription price of up to $100,000 per month.


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


     Development. Development expense includes personnel and contract labor costs and professional fees incurred for product development, enhancements, upgrades, quality assurance and testing. Our development expenses increased from $2.8 million in 1999 to $6.3 million in 2000. This increase was due primarily to an increase in personnel costs and professional fees for product development. Additionally, $0.5 million and $1.1 million of non-cash service costs is included in development expense for 1999 and 2000, respectively, for the amortization of a portion of the fair value of the warrants and options issued to Cap Gemini Ernst & Young, i2 Technologies and other service providers, reflecting the development efforts provided. Additionally, during 2000, we incurred professional fees of $1.2 million which were paid with common stock in-lieu of cash in accordance with our alliance agreement with Cap Gemini Ernst & Young. We recognized development expense as if the company had paid cash for the services. We do not expect significant expenses to be settled with stock in lieu of cash in the future. We are utilizing and expect to increase our reliance on certain alliance partners and other vendors to advance our development efforts. We are currently undertaking various projects to expand the functionality of our services, including internationalization, that we expect will result in continued increases in these expenses for the foreseeable future.


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


     In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB
101), providing the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. SAB 101 became effective for the fourth quarter of the year ended December 31, 2000. The cumulative effect of the adoption of SAB 101 is reported as a change in accounting method as of January 1, 2000 in our December 31, 2000 financial statements. The adoption of SAB 101 results in the deferral of a portion of our implementation revenues and expenses for each customer over the period the subscription-based viaLink services are provided. Effective January 1, 2000, we recorded a cumulative effect adjustment increasing deferred revenue and deferred customer operations expense (included in prepaid expenses) by $107,000 with no change to stockholders' equity or retained earnings. Adoption of SAB 101 resulted in increased revenues and customer operations expense of $45,000 for the year ended December 31, 2000.


ITEM 7. FINANCIAL STATEMENTS

     See Index to Financial Statements on Page F-1 of this Annual Report on Form 10-KSB.

                                    PART III

ITEM 9.DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS AND DIRECTORS

NAME                                   AGE                         POSITION(S)
----                                   ----                        -----------
Lewis B. Kilbourne, Ph.D.............   54    Chairman of the Board and Chief Executive Officer
                                              (Class I)
Robert N. Baker......................   49    President and Chief Operating Officer (Class II)
Mark L. Bromberg.....................   50    President of Food Service and Hospitality
Christopher R. Riley.................   39    President of viaLink International, Inc.
Robert I. Noe........................   49    Executive Vice President of Business Development
David M. Lloyd.......................   49    Senior Vice President of Operations
William P. Creasman..................   48    Vice President, Chief Financial Officer, General
                                              Counsel and Secretary
Jack Scott...........................   50    Chief Information Officer
Sue A. Hale..........................   56    Director (Class I)
Warren D. Jones......................   57    Director (Class II)
Jimmy M. Wright......................   47    Director (Class III)

     Lewis B. "Bucky" Kilbourne, Ph.D. has served as a member of our board of directors since December 1997 and was elected as the Chief Executive Officer in October 1998 and Chairman of the Board in November 1999. Dr. Kilbourne has more than 20 years of financial experience in the retail, food service and banking business. From May 1997 until his employment with us, Dr. Kilbourne was a Professor of Finance and Economics at Oklahoma City University and also served as President of Kilbourne and Associates, Inc., a management consulting firm located in Oklahoma City. From January 1994 to May 1997, Dr. Kilbourne served as Chief Financial Officer of Sonic Corporation, a national restaurant chain based in Oklahoma City. He has also held executive financial positions with Popeye's, Church's Fried Chicken, Brock Hotels, Showbiz Pizza and National Convenience Stores. Dr. Kilbourne has a B.A. in political science and economics from Louisiana State University and a M.A. and Ph.D., both in economics, from the University of Pennsylvania.

     Robert N. Baker is one of our co-founders and has served as a director since our formation in 1985 and was a Vice President until October 1998. Mr. Baker has served as our President and Chief Operating Officer since October 1998 and is responsible for our technology development and services. Mr. Baker has over 20 years of experience in management, technical support and systems development within the retail industry. He received his B.S. in mathematics from Oklahoma Christian University of Science and Arts.

     Mark L. Bromberg serves as our President of Food Service and Hospitality. Mr. Bromberg joined us in April 2000. From 1997 to April 2000, Mr. Bromberg served as President and Chief Executive Officer of Pinnacle Restaurant Group LLC and from 1989 to 1997 he served as President and Chief Executive Officer of East Side Mario's Restaurants, Inc. Mr. Bromberg's career spans more than 25 years in the restaurant and hospitality industries and he has served on the boards of numerous food service and hospitality industry companies and associations in both the U.S. and Canada. Mr. Bromberg received his B.S. and M.B.A. from Cornell University.

     Christopher R. Riley serves as our President of viaLink International, Inc. Mr. Riley joined us in September 2000. From May 2000 to September 2000, Mr. Riley served as the Vice President, Strategic Development for Seagram Company Ltd.'s Asia Pacific Operations. From January 1996 to May 2000, Mr. Riley served as Managing Director and Chief Executive Officer of Frito Lay Australia, a division of PepsiCo. Mr. Riley brings more than 16 years of overseas experience in the consumer packaged goods and food industries. Mr. Riley received his B.S. from the University of Warwick U.K. and his M.B.A. from Cranfield Institute of Technology in the U.K.

     Robert I. Noe serves as our Executive Vice President of Business Development and is responsible for marketing, alliances and industry relations. Mr. Noe joined us in April 1999. Prior to that time, Mr. Noe served as the Vice President of Industry Solutions and in other management positions at Electronic Data Systems, a publicly traded professional services company. Mr. Noe received his B.S. and M.A. in business administration from Central Michigan University.

     David M. Lloyd serves as our Senior Vice President of Operations. Mr. Lloyd joined us in April 1999 as Vice President of Human Resources. From April 1997 to April 1999, Mr. Lloyd served as Senior Vice President of Human Resources and Administration for Fujitsu ICL Retail Systems, Inc. From June 1994 to April 1997, Mr. Lloyd served as Vice President of Human Resources for Station Casinos. Mr. Lloyd received a B.S. in economics from Upsala College in New Jersey and an M.B.A. from New York Institute of Technology.

     William P. Creasman became our Vice President, Chief Financial Officer, General Counsel and Secretary in November 2000. Mr. Creasman joined us in August 2000. From February 1987 to August 2000, Mr. Creasman served as Senior Vice President, General Counsel and Secretary of TCBY Enterprises, Inc. Mr. Creasman received his B.A. from The Johns Hopkins University and his J.D. from Wake Forest University.

     Jack Scott serves as our Chief Information Officer. Mr. Scott joined us in February 2000. From 1996 to February 2000, Mr. Scott served as Chief Information Officer and Vice President of Information Services of Unified Western Grocers Inc. His career spans more than 29 years with manufacturing, retail and the grocery industry. Mr. Scott graduated from the Honeywell School of Information Services in Fullerton, California.

     Sue A. Hale has served as a member of our board of directors and as the chairwoman of the compensation committee and a member of the audit committee of the board of directors since March 1999. Ms. Hale is currently the Executive Editor of the Daily Oklahoman, the largest daily paper in Oklahoma. From January 1996 to January 2000, Ms. Hale served as the General Manager of Connect Oklahoma, a statewide news and information Internet company. Ms. Hale received a B.A. in English and music from Southwestern College.

     Warren D. Jones has served as a member of our board of directors and the chairman of the audit committee and a member of the compensation committee of the board of directors since December 1999. Mr. Jones is currently retired. Prior to his retirement, Mr. Jones spent 31 years at PricewaterhouseCoopers LLP where he served as managing partner in New Orleans and Pittsburgh, and most recently was responsible for risk management and compliance for the firm's Southwest region technology, telecommunications and entertainment clients. Mr. Jones received his B.S. in industrial and labor relations from Cornell University and an M.B.A. from Syracuse University.

     Jimmy M. Wright has served as a member of our board of directors and as a member of the compensation and audit committees of the board of directors since February 1998. Mr. Wright is currently the Managing Partner with Diversified Retail Solutions, L.L.C., a supply chain consulting business, where he has served since February 1998. From July 1998 to September 1999, Mr. Wright served as the Chief Logistics Officer of Amazon.com, a publicly-traded Web-based retailer. In January 1998, Mr. Wright retired as Vice President of Distribution for Wal-Mart Stores, Inc. During his 13 year tenure at Wal-Mart, he was involved in all facets of strategic planning, including supply chain management, personnel, site selection and building design. Mr. Wright received his B.B.A. in management from The University of Texas, Permian Basin.

CLASSIFIED BOARD OF DIRECTORS



     Our board of directors consists of five directors divided into three classes with each class serving for a term of three years:



     - Class I, comprised of Dr. Kilbourne and Ms. Hale, whose terms will expire in 2003;



     - Class II, comprised of Messrs. Jones and Baker, whose terms will expire in 2001; and



     - Class III, comprised of Mr. Wright, whose term will expire in 2002.



ITEM 10. EXECUTIVE COMPENSATION



SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION



     The following table provides certain summary information concerning the compensation earned by our Chief Executive Officer and each of the four other most highly compensated executive officers whose salary and bonus for 2000 was in excess of $100,000, for services rendered in all capacities to the company and our subsidiaries for the fiscal years ended December 31, 1998, 1999 and 2000. During 2000, these officers received additional non-cash compensation, perquisites and other personal benefits. However, the aggregate amount thereof did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus paid to and accrued for the individual during the year.



                           SUMMARY COMPENSATION TABLE



                                                                                LONG-TERM
                                                                               COMPENSATION
                                                                               ------------
                                      ANNUAL COMPENSATION                       SECURITIES
                                  ---------------------------   OTHER ANNUAL    UNDERLYING     ALL OTHER
NAME AND PRINCIPAL POSITION       YEAR    SALARY      BONUS     COMPENSATION   OPTIONS/SARS   COMPENSATION
---------------------------       ----   --------    --------   ------------   ------------   ------------
Lewis B. Kilbourne..............  2000   $241,538    $207,000     $242,568(1)         --             --
  Chairman of the Board and       1999    161,731      84,375                    340,000             --
  Chief Executive Officer         1998     20,769(2)       --                    800,000         40,000(3)
Robert N. Baker.................  2000   $211,423    $ 68,000     $123,064(1)         --             --
  President and Chief             1999    180,963      57,047                         --             --
  Operating Officer               1998    120,713          --                    600,000             --
Robert I. Noe...................  2000   $250,000    $ 85,313                         --             --
  Executive Vice President of     1999    168,269(4)   50,395                    700,000             --
  Business Development
David M. Lloyd..................  2000   $209,508    $ 89,040                         --             --
  Senior Vice President           1999    137,077(4)   41,573                    500,000             --
  of Operations
Mark L. Bromberg................  2000   $138,462(5) $ 46,876                    140,000             --
  President of Food Service and
  Hospitality
J. Andrew Kerner................  2000   $221,019(6) $ 59,626                         --             --
  Former Senior Vice President    1999   $164,423(4) $ 62,664                    600,000             --
  of Finance and Chief Financial
  Officer


---------------


(1) Dr. Kilbourne and Mr. Baker received $242,568 and $123,064, respectively in connection with their relocation from Oklahoma City, Oklahoma to Dallas, Texas.



(2) Dr. Kilbourne was hired in October 1998 and was compensated at an annual rate of $150,000 for 1998.



(3) Dr. Kilbourne received $30,000 for his services in connection with the sale of our consulting and systems integration assets to The NetPlex Group, Inc. and $10,000 for his service as a non-employee member of the board of directors. Both of these amounts were earned prior to his employment with us.



(4) Messrs. Noe, Kerner and Lloyd were hired in April 1999 and were compensated at annual rates of $250,000, $225,000 and $190,000, respectively for 1999.



(5) Mr. Bromberg was hired in April 2000 and was compensated at an annual rate of $225,000.



(6) Mr. Kerner served as our Senior Vice President of Finance and Chief Financial Officer until November 2000.



STOCK OPTIONS AND STOCK APPRECIATION RIGHTS



     The following table contains information concerning the stock options granted to each of our executive officers named in the summary compensation table during the 2000 fiscal year. All the grants were made under our 1999 Stock Option/Stock Issuance Plan or predecessor plans. Except for the limited stock appreciation rights summarized in footnote 3, we did not grant any SARs to any of our executive officers named in the summary compensation table during the 2000 fiscal year.



                     OPTION/SAR GRANTS IN LAST FISCAL YEAR



                                         INDIVIDUAL GRANTS(1)(2)
                        ---------------------------------------------------------
                         NUMBER OF      % OF TOTAL                                  POTENTIAL REALIZABLE VALUE AT ASSUMED
                         SECURITIES    OPTIONS/SARS                                      ANNUAL RATED OF STOCK PRICE
                         UNDERLYING     GRANTED TO    EXERCISE                         APPRECIATION FOR OPTION TERM(5)
                        OPTIONS/SARS   EMPLOYEES IN   PRICE PER                     --------------------------------------
NAME                     GRANTED(3)      2000(4)        SHARE     EXPIRATION DATE     0%         5%($)          10%($)
----                    ------------   ------------   ---------   ---------------   ------   -------------   -------------
Lewis B. Kilbourne....         --           --              --                --      --              --              --
Robert N. Baker.......         --           --              --                --      --              --              --
Robert I. Noe.........         --           --              --                --      --              --              --
David M. Lloyd........         --           --              --                --      --              --              --
Mark L. Bromberg......    125,000(6)       5.5%       $14.1250      May 17, 2010                      --      $1,110,392
                           15,000(7)       0.7%         3.8125     Dec. 11, 2010                      --          35,965
J. Andrew Kerner(8)...         --           --              --                --                      --              --


---------------


(1) Each option represents the right to purchase one share of common stock and generally vests at a rate of 33% per annum over three years. If we are acquired by merger, consolidation, asset sale or tender or exchange offer, the option will accelerate in full, unless (a) the successor assumes the option, (b) the option is replaced with a cash incentive program of the successor which preserves the option spread or (c) the acceleration of the option is restricted by limitations imposed at the time of the grant. In the event the option does not otherwise accelerate, the option will accelerate in full if the individual's position is involuntarily terminated within eighteen (18) months after a merger, consolidation, asset sale or tender or exchange offer, and remain exercisable for the one-year following such termination or sooner termination of the option. Each option expires on the earliest to occur of (a) ten years from the date of grant, (b) three (3) months following termination of the individual's employment us, other than by death or permanent disability or (c) twelve months following termination of the individual's employment with us, death or permanent disability. All options were granted at fair market value as determined by the board of directors on the date of the grant.



(2) The compensation committee has the authority to cancel outstanding options in return for the grant of new options. These new options may be for the same or a different number of option shares with an exercise price based upon the fair market value of the common stock on the new grant date.



(3) The options include a "limited stock appreciation right" pursuant to which the options may, upon successful completion of a hostile tender offer for more than 50% of the total combined voting power of our outstanding securities or change in the composition of the board of directors through contested elections, be surrendered to us in return for a cash payment equal to the excess of (a) the then market price of the shares of common stock subject to the surrendered option or, if higher, the highest price paid per share of common stock in the tender offer over (b) the exercise price payable for those shares.



(4) The total number of options granted to employees in 2000 was 2,254,000.



(5) Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. The 0%, 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by rules of the Securities and Exchange Commission and do not represent our estimate or projection of our future common stock prices. These amounts represent assumed rates of appreciation in the value of our common stock from the deemed fair market value for accounting purposes on the date of grant. Actual gains, if any, on stock option exercises are dependent on the future performance of the common stock and overall stock market conditions. The amounts reflected in the table may not necessarily be achieved.



(6) Options granted on May 17, 2000.



(7) Options granted on December 11, 2000.



(8) Mr. Kerner served as our Senior Vice President of Finance and Chief Financial Officer until November 2000.



FISCAL YEAR-END OPTION VALUES



     The following table sets forth information concerning the number and value of unexercised options held by each of our Named Officers as of December 31, 2000.



                           FISCAL 2000 OPTION VALUES



                                                    NUMBER OF SECURITIES UNDERLYING      VALUE OF UNEXERCISED
                                                        UNEXERCISED OPTIONS AT          IN-THE-MONEY OPTIONS AT
                          SHARES                           DECEMBER 31, 2000             DECEMBER 31, 2000(2)
                        ACQUIRED ON      VALUE      -------------------------------   ---------------------------
NAME                     EXERCISE     REALIZED(1)    EXERCISABLE     UNEXERCISABLE    EXERCISABLE   UNEXERCISABLE
----                    -----------   -----------   -------------   ---------------   -----------   -------------
Lewis B. Kilbourne....      --            --           656,668          403,332       $1,068,758      $412,492
Robert N. Baker.......      --            --           400,004          199,996          815,008       407,492
Robert I. Noe.........      --            --           250,000          450,000               --            --
David M. Lloyd........      --            --           183,333          316,667               --            --
Mark L. Bromberg......      --            --                --          140,000               --            --
J. Andrew Kerner......      --            --           166,666               --               --            --


---------------


(1) The value realized of shares acquired on exercise was determined by subtracting the exercise price of the fair market value of our common stock on the exercise date multiplied by the number of shares exercised.



(2) Value is determined by subtracting the exercise price from the fair market value of our common stock as of December 29, 2000 of $2.813, based on the closing sales price of our common stock as reported on the Nasdaq National Market and multiplying by the number of shares underlying the options.



DIRECTOR COMPENSATION AND INDEMNIFICATION AGREEMENTS



     We currently pay our non-employee directors $10,000 annually for their services as members of the board of directors. We also reimburse our directors for any out-of-pocket expenses and additional fees incurred in attending meetings of the board of directors and committees thereof on which such directors serve. Under our 1999 Stock Option/Stock Issuance Plan, non-employee directors automatically receive stock option grants to purchase 48,000 shares of our common stock, provided such non-employee director has served on the board for at least six months. Employee directors are eligible to receive stock option grants at the discretion of the compensation committee of the board of directors.

     We did not grant any automatic or discretionary options to our non-employee directors in 2000. The options that should have been granted to non-employee directors after our 2000 annual meeting of stockholders were not granted until January 2001.



     Our certificate of incorporation limits the liability of our directors to us or our stockholders for breaches of the directors' fiduciary duties to the fullest extent permitted by Delaware law. In addition, our certificate of incorporation and bylaws provide for mandatory indemnification of directors and officers to the fullest extent permitted by Delaware law. We also maintain directors and officers liability insurance and enter into indemnification agreements with all of our directors and executive officers.



COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION



     None of our officers or employees served as a member of the compensation committee of the board of directors in the last fiscal year. None of our current executive officers has served as a member of the board of directors or compensation committee of any other entity that has or has had one or more executive officers serving as a member of our board of directors or compensation committee during the last fiscal year.



EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL
ARRANGEMENTS



 Dr. Kilbourne and Mr. Baker



     On October 1, 1998, we entered into employment contracts with Lewis B. Kilbourne and Robert N. Baker. Under the contracts, we will pay an annual base salary of $150,000 to Dr. Kilbourne and $175,127 to Mr. Baker. Dr. Kilbourne and Mr. Baker are each also eligible to receive an annual bonus equal to 50% of his then current annual salary.



     Under these contracts, we granted to each of Dr. Kilbourne and Mr. Baker incentive stock options for the purchase of 200,000 shares of common stock under our 1995 Stock Option Plan and non-qualified stock options for the purchase of 400,000 shares of common stock under the 1998 Non-Qualified Stock Option Plan. Both the incentive stock options and the non-qualified stock options vest and become exercisable over a three year period. The options granted to Dr. Kilbourne have an exercise price of $0.75 per share. The incentive stock options granted to Mr. Baker are exercisable for $0.83 per share and the non-qualified stock options are exercisable for $0.75 per share. Dr. Kilbourne's incentive stock options expire on February 28, 2005 and his non-qualified stock options expire on October 31, 2007. Mr. Baker's incentive stock options expire on September 29, 2007 and his non-qualified stock options expire on September 30, 2003. In the event the contracts with Dr. Kilbourne and Mr. Baker are terminated or specific corporate reorganization events occur, any non-exercisable options will become fully exercisable.



     Each employment contract has a term of three years and is subject to automatic renewal on a year-to-year basis, unless either party provides six-months prior written notice of termination. If we terminate the contracts for any reason, other than for "cause" (as defined in the agreement), or if Dr. Kilbourne or Mr. Baker terminate their contract for any reason other than an uncured breach, Dr. Kilbourne or Mr. Baker will be entitled to:



     - the continuation of his then current salary and the benefits provided pursuant to the agreement;



     - a one time payment in the amount of the greater of:



          (A) the bonus due, or



          (B) 15% of the salary payable for such quarter; and



     - a lump sum payment of $400,000.



     The compensation committee of the board of directors approved amendments to Dr. Kilbourne's employment agreement in August 1999, June 2000 and October 2000, resulting in an increase in Dr. Kilbourne's annual compensation to $310,000 and an increase to his annual bonus to 100% of his then current annual salary. In addition, in connection with the August 1999 amendment, we granted non-qualified options to purchase 200,000 shares of common stock under the 1999 plan to Dr. Kilbourne. These options vest and become exercisable over a three-year period and have a current exercise price of $3.81 per share. All of the options expire on September 3, 2009.



 Messrs. Noe, Kerner and Lloyd



     In April 1999, we entered into employment contracts with Robert I. Noe, J. Andrew Kerner and David M. Lloyd. Under these contracts, we will pay an annual base salary of $250,000 to Mr. Noe, $225,000 to Mr. Kerner and $190,000 to Mr. Lloyd. Messrs. Noe and Kerner are each also eligible to receive an annual bonus equal to 50% of his then current annual salary, and Mr. Lloyd is also eligible to receive an annual bonus equal to 33% of his then current annual salary.



     In connection with their employment contracts, we granted non-qualified stock options to purchase 600,000, 500,000 and 400,000 shares of common stock under the 1999 plan to Messrs. Noe, Kerner and Lloyd, respectively. The options vest and become exercisable over a three-period and have a current exercise price of $3.61. All of the options expire on May 21, 2009.



     Each employment contract has a one year term with automatic renewal on a year-to-year basis, unless either party provides 30 days prior written notice of termination. If we terminate the contract for any reason other than for "cause" (as defined under the applicable agreement), Messrs. Noe, Kerner and Lloyd will be entitled to a lump sum payment equal to his then current annual salary.



     In March 2000, the compensation committee of the board of directors approved an amendment to each of these employment contracts to extend the initial term until May 25, 2001.



     Mr. Kerner resigned effective November 2000.



 Mr. Bromberg



     In April 2000, we entered into an employment agreement with Mark L. Bromberg. Under this contract, we will pay Mr. Bromberg an annual salary of $225,000. Mr. Bromberg is also eligible to receive an annual performance bonus of $75,000 paid in quarterly installments if he satisfies certain criteria established by our Chief Executive Officer. The agreement guaranteed the payment of a $18,750 bonus to Mr. Bromberg for the fiscal quarter ending June 30, 2000.



     In connection with his employment agreement, we granted non-qualified stock options to purchase 125,000 shares of common stock under the 1999 plan to Mr. Bromberg. The options vest and become exercisable over a three-year period and have a current exercise price of $14.125. All of the options expire on May 17, 2010.



     The employment agreement is at will. However, if we terminate Mr. Bromberg without cause, Mr. Bromberg will be entitled to severance equal to six month salary, payable in twelve monthly installments.


ITEM 11.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


     The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of April 27, 2001, by:



     - each person known by us who are beneficial owners of five percent (5%) or more of our common stock;



     - each current director and nominee for director;



     - each executive officer named in the summary compensation table set forth in Item 10 of this Form 10-KSB; and



     - all current directors and executive officers as a group.

     Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to the securities. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned by them, subject to community property laws, where applicable. Shares of common stock subject to stock options, warrants or convertible preferred stock which are currently exercisable or convertible or will become exercisable or convertible within 60 days after April 27, 2001 are treated as outstanding and beneficially owned with respect to the person holding these options, warrants or convertible preferred stock for the purpose of computing the percentage ownership of that person. However, these shares are not treated as outstanding for purposes of computing the percentage of any other person. The percentage of beneficial ownership is based on 25,127,170 shares of common stock outstanding on April 27, 2001.



                                                                               PERCENTAGE
                                                                  SHARES       OF SHARES
                                                               BENEFICIALLY   BENEFICIALLY
BENEFICIAL OWNER (1)                                              OWNED          OWNED
--------------------                                           ------------   ------------
Executive Officers and Directors
  Lewis B. Kilbourne(2).....................................      710,668          2.8%
  Robert N. Baker(3)........................................    2,707,620         10.5
  Robert I. Noe(4)..........................................      464,000          1.8
  Mark L. Bromberg(5).......................................       77,666            *
  J. Andrew Kerner (6)......................................            0            0
  David M. Lloyd(7).........................................      352,666          1.4
  Sue A. Hale(8)............................................       88,000            *
  Warren D. Jones(9)........................................       54,000            *
  Jimmy M. Wright(10).......................................      246,000          1.0
  All executive officers and directors as a group (11
     persons)(11)...........................................    4,867,680         17.4
Other 5% Stockholders:
  Hewlett-Packard Company(12)...............................    5,750,832         20.0
  Cap Gemini Ernst & Young U.S. LLC(13).....................    1,123,553          4.5
  i2 Technologies, Inc.(14).................................    1,718,626          6.6
  RGC International Investors, LDC(15)......................      333,333          1.3


---------------


  *  Less than one percent of the outstanding common stock



 (1) Unless otherwise indicated, the address for all officers, directors and stockholders is 13155 Noel Road, Suite 800, Dallas, Texas 75240.



 (2) Includes 656,668 shares of common stock underlying options, 27,000 shares of common underlying Series A Convertible Participating Preferred Stock and 27,000 shares of common stock underlying Series A Warrants.



 (3) Includes 400,004 shares of common stock underlying options, 163,000 shares of common stock underlying Series A Convertible Participating Preferred Stock and 163,000 shares of common stock underlying Series A Warrants.



 (4) Includes 450,000 shares of common stock underlying options, 7,000 shares of common underlying Series A Convertible Participating Preferred Stock and 7,000 shares of common stock underlying Series A Warrants.



 (5) Includes 41,666 shares of common stock underlying options, 18,000 shares of common stock underlying Series A Convertible Participating Preferred Stock and 18,000 shares of common stock underlying Series A Warrants.



 (6) Mr. Kerner served as our Senior Vice President of Finance and Chief Financial Officer until November 2000. Mr. Kerner's address is 2924 Stanford, Dallas, Texas 75225.

 (7) Includes 316,666 shares of common stock underlying options, 18,000 shares of common underlying Series A Convertible Participating Preferred Stock and 18,000 shares of common stock underlying Series A Warrants



 (8) Includes 88,000 shares of common stock underlying options.



 (9) Includes 16,000 shares of common stock beneficially owned by Mr. Jones' spouse, Kathleen Jones, and 50,000 shares of common stock underlying options.



(10) Includes 246,000 shares of common stock underlying options.



(11) See notes 2-10 above.



(12) Includes 2,175,893 shares of common stock issuable upon conversion of a subordinated secured convertible promissory note convertible and 1,399,046 shares of common stock underlying warrants. Hewlett-Packard's address is 3000 Hanover Street, Palo Alto, California 93404.



(13) Cap Gemini's address is 750 Seventh Avenue, New York, New York, 10019.



(14) Includes 897,779 shares of common stock underlying warrants. i2's address is 11701 Luna Road, Dallas, Texas 75234.



(15) RGC's address is 251 St. Asaphs Road, Bala Cynwyd, Pennsylvania 19004. According to a Schedule 13G filed with the Securities and Exchange Commission on January 8, 2001, RGC International Investors, LDC on its behalf and on behalf of Rose Glen Capital Management, L.P. and RGC General Partner Corp. has reported that it has shared voting power and shared dispositive power over all of these shares of common stock.


ITEM 12.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


PAYMENTS AND OPTION GRANTS TO OFFICERS



     For a description of payments and option grants to executive officers, see the information set forth in Item 10 of this Form 10-KSB.



TRANSACTIONS WITH CERTAIN EXECUTIVE OFFICERS



     In connection with, and as a condition to, a private placement, on February 7, 2001, we entered into a Subscription Agreement with Lewis B. Kilbourne, Robert N. Baker, Mark L. Bromberg, Christopher R. Riley, Robert I. Noe, David M. Lloyd, William P. Creasman and Jack Scott whereby these executive officers agreed to pay us an aggregate of $761,750 in consideration for 277 shares of Series A Convertible Participating Preferred Stock and Series A Warrants to purchase 277,000 shares of our common stock. The investment by these officers was contingent upon approval by our stockholders of the issuance as required by NASD Rule 4350. The officers deposited the $761,750 into an escrow account pending our receipt of this approval. We received the requisite stockholder approval on March 30, 2001. Immediately thereafter, the $761,750 held in escrow was released from escrow into our account. Upon our receipt of the escrowed funds, we issued these officers an aggregate of 277 shares of Series A Convertible Participating Preferred Stock and Series A Warrants to purchase 277,000 shares of our common stock.



TRANSACTIONS WITH HEWLETT-PACKARD



     On February 4, 1999, we entered into a Note Purchase Agreement with Hewlett-Packard pursuant to which Hewlett-Packard purchased from us a $6.0 million Secured Subordinated Promissory Note. Upon approval by our stockholders in May 1999, the note was exchanged for a Subordinated Secured Convertible Promissory Note, convertible into common stock at a price of $1.75 per share. This note is secured by our current intellectual property and intellectual property it may acquire in the future. In connection with, and as a condition to, a private placement, in April 2001, we converted approximately $3.8 million of the note into 2,175,893 shares of our common stock based on a conversion price of $1.75. We agreed to restructure the remaining, unconverted balance of the note so that our interest rate would decrease from 11.5% to 6.0% on the remaining principal. However, as a result of the restructuring, we may not prepay the note and beginning January 1, 2002, our monthly payments will be based on both the outstanding principal and interest of the note.



     In connection with the note conversion referred to above, we agreed to issue a warrant to Hewlett-Packard to purchase up to 1,384,658 shares of our common stock at an initial exercise price of $3.75 per share. The exercise price is subject to antidilution provisions for stock splits, stock dividends, combinations or reclassifications of our common stock.



     As a condition to the note conversion, Hewlett-Packard agreed not to sell any shares it received as a result of the note conversion for a period of six months commencing on February 1, 2001. The lock-up period also applies to shares of common stock Hewlett-Packard receives if it exercises the warrant described above during the lock-up period. In addition, Hewlett-Packard has a right to have an advisor present at our board meetings.



     On March 22, 2000, as part of a private placement, we issued 66,801 shares of our common stock and a warrant to purchase an additional 14,388 shares of our common stock at an exercise price of $29.19 per share to Hewlett-Packard in exchange for $2.0 million.



TRANSACTIONS WITH CAP, GEMINI, ERNST & YOUNG



     On May 3, 1999, we entered into a strategic relationship with Cap, Gemini, Ernst & Young U.S. LLC whereby Cap, Gemini will provide us with its consulting services in connection with our syncLink and other services. In connection with this agreement, we agreed to pay Cap, Gemini a royalty for a period of two years beginning on the date of agreement. This royalty will be equal to 7% of our revenues from its subscription services which it provides to suppliers and retailers of food and consumer packaged goods. If at least ten of Cap, Gemini's "Tier 1" clients in the CPG and grocery industries subscribe to our services during the initial two-year term, we will be required to continue the royalty payments in perpetuity. Cap, Gemini will not receive any royalties for services we provide to clients for which Cap, Gemini serves as the principal independent auditor, nor will the clients subject to the reporting requirements of the federal securities laws for which Cap, Gemini serves as the principal independent auditor be counted as one of Cap, Gemini's "Tier 1" clients that it brings to us.



     As a part of this agreement, we issued a warrant to Cap, Gemini pursuant to which it purchased 1,000,000 shares of our common stock at a price of $2.00 per share.



     In addition to the above, Cap, Gemini agreed to provide professional services to us to further the implementation of our services. We may pay for Cap, Gemini's services either in cash or in shares of our common stock. If we pay with common stock, we will receive a substantial discount from the standard rates Cap, Gemini charges for such services. The common stock will be valued at 85% of the average closing bid prices for the five trading days prior to the date the invoice for these services is rendered to us by Cap, Gemini. However, if Cap, Gemini is the beneficial owner of more than 9.99% of the voting power of our common stock on a fully-diluted basis, we will not have the option to pay for such services with common stock.



TRANSACTIONS WITH i2 TECHNOLOGIES



     On October 12, 1999, we entered into a strategic relationship with i2 Technologies, Inc. primarily to integrate the products and services of the two companies, extend the solutions across multiple industries and develop joint sales and marketing programs. As a part of this relationship, i2 Technologies invested $5.0 million in us in exchange for 895,536 shares of our common stock and a warrant to purchase an additional 883,391 shares of our common stock at an exercise price of $5.66 per share. Additionally, we agreed to pay i2 Technologies a royalty of 5% of the syncLink and Chain Pricing subscription revenues during the term of the agreement. We also agreed to pay i2 additional royalties based upon subscription revenues received from new customers with whom i2 Technologies had "significant involvement" in the sales process. i2 Technologies agreed to pay us a royalty based upon revenues i2 received from providing the syncLink and Chain Pricing services outside of the CPG and grocery industries. The initial term of the agreement was to expire on December 31, 2003 and automatically renew on a year-to-year basis thereafter unless terminated by either party. Effective January 29, 2001, we terminated the agreement with i2.



     On March 22, 2000, as part of a private placement, we issued 66,801 shares of our common stock and a warrant to purchase an additional 14,388 shares of our common stock at an exercise price of $29.19 per share to i2 Technologies in exchange for $2.0 million.



INDEMNIFICATION



     In addition to the indemnification provisions contained in our bylaws, we have entered into separate indemnification agreements with each of our directors and officers. These agreements require us, among other things, to indemnify such director or officer against expenses (including attorneys' fees), judgments, fines and settlements paid by such individual in connection with any action, suit or proceeding arising out of such individual's status or service as a director or officer of the company (other than liabilities arising from willful misconduct or conduct that is knowingly fraudulent or deliberately dishonest) and to advance expenses incurred by such individual in connection with any proceeding against such individual with respect to which such individual may be entitled to indemnification by us.



     All future transactions between us and our officers, directors, principal stockholders and affiliates will be approved by a majority of the independent and disinterested members of the board of directors, and will be on terms no less favorable to us than could be obtained from unaffiliated third parties.


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

          3. Exhibits.

             The following instruments are included as exhibits to the report. Exhibits incorporated by reference are so indicated.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
        2.1(1)           Asset Purchase Agreement dated June 12, 1997 by and among
                         ijob, Inc., Human Technologies, Inc., David C. Mitchell and
                         Ron Beasley
        2.2(2)           Asset Acquisition Agreement dated August 31, 1998 by and
                         between the Registrant and The NetPlex Group, Inc.
        2.2(2)           First Amendment to Asset Acquisition Agreement dated
                         September 9, 1998 by and between Registrant and The NetPlex
                         Group, Inc.
        2.3(3)           Stock Purchase Agreement dated December 31, 1998 by and
                         among Registrant, DCM Company, Inc., David C. Mitchell and ijob, Inc.
        3.1(4)           Form of Certificate of Incorporation
        3.2(5)           Form of Certificate of Amendment to Certificate of
                         Incorporation
        3.3(6)           Amended and Restated Bylaws
        3.4(6)           Bylaw Amendment
        4.1(7)           Form of Certificate of Common Stock

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
        4.2(8)           Form of Series A Convertible Participating Preferred Stock
                         Certificate.
        4.3(8)           Designations, Preferences and Rights of Series A Convertible
                         Participating Preferred Stock of The viaLink Company
        4.4              See Exhibits 3.1, 3.2, 3.3 and 3.4 for provisions of the
                         Registrant's Certificate of Incorporation and Bylaws
                         defining rights of holders of common stock of the Registrant
        4.5(9)           Form of Underwriter's Warrant Agreement by and between
                         Barron Chase Securities Inc. and the Registrant
        4.6(10)          Shareholder Agreement dated as of February 4, 1999 by and
                         between Registrant and Hewlett-Packard Company
        4.7(3)           Stock Option Agreement dated as of December 18, 1998 by and between Registrant and Brian Herman
        4.8(11)          Registration Rights Agreement dated May 3, 1999 by and
                         between the Registrant and Cap Gemini Ernst & Young LLP
        4.9(12)          Common Stock Purchase Warrant dated October 12, 1999, issued by the Registrant to i2 Technologies, Inc.
        4.9(12)          Registration Rights Agreement dated October 12, 1999, by and between the Registrant and i2 Technologies, Inc.
        4.10(13)         Common Stock Purchase Warrant dated March 24, 2000, by the
                         Registrant in favor of Hewlett-Packard Company
        4.11(13)         Common Stock Purchase Warrant dated March 24, 2000, by the
                         Registrant in favor of i2 Technologies, Inc.
        4.12(13)         Amendment No. 1 to Registration Rights Agreement dated as
                         March 22, 2000, by and among the Registrant and
                         Hewlett-Packard Company
        4.13(13)         Amendment No. 1 to Registration Rights Agreement dated as
                         March 22, 2000, by and among the Registrant and i2
                         Technologies, Inc.
        4.14(13)         Registration Rights Agreement dated as of March 22, 2000, by and between the Registrant and Millennium Partners, L.P.
        4.15(14)         Common Stock Purchase Warrant dated March 24, 2000 by the
                         Registrant in favor of AGE Investments, Inc.
        4.15(14)         Registration Rights Agreement dated as of April   , 2000 by
                         and between the Registrant and AGE Investments, Inc.
        4.16(15)         Common Stock Warrant dated May 31, 2000, by the Registrant in favor of RGC International Investors, LDC
        4.17(15)         Common Stock Purchase Warrant dated May 31, 2000 by the
                         Registrant in favor of AGE Investments, Inc.
        4.18(15)         Registration Rights Agreement dated as of May 31, 2000 by
                         and between the Registrant and RGC International Investors,
                         LDC
        4.19(15)         Amendment No. 1 to Registration Rights Agreement dated as
                         May 31, 2000, by and among the Registrant and AGE
                         Investments, Inc.
        4.20(16)         Registration Rights Agreement dated as of December 29, 2000 by and between The viaLink Company and RGC International
                         Investors, LDC.
        4.21(17)         Form of Series A Warrant
        4.22(17)         Series B Warrant dated February 7, 2001 by The viaLink
                         Company in favor of Velocity Investment Partners Ltd.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
        4.23(17)         Form of Registration Rights Agreement by and among The
                         viaLink Company and certain investors
       10.1(10)          Note Purchase Agreement dated as of February 4, 1999 by and between the Registrant and Hewlett-Packard Company
       10.2(12)          Securities Purchase Agreement dated October 12, 1999, by and between the Registrant and i2 Technologies, Inc.
       10.3(4)           Form of Subordinated Secured Convertible Promissory Note
                         dated as of February 4, 1999 issued by the Registrant in
                         favor of Hewlett-Packard Company
       10.4(12)          Security Agreement dated as of February 4, 1999 by and
                         between the Registrant and Hewlett-Packard Company
       10.5(2)           Earn-out Agreement dated September 30, 1998 by and between the Registrant and The NetPlex Group, Inc.
       10.6(18)          Software Remarketing and Reselling Agreement effective as of
                         September 1, 1998 by and between the Registrant and The
                         NetPlex Group, Inc.
       10.7(3)           Form of Indemnification Agreement dated February 9, 1998 by and between the Registrant and the Registrant's executive
                         officers
       10.8(3)           Employment Agreement dated October 1, 1998 by and between
                         the Registrant and Lewis B. Kilbourne
       10.9(3)           Employment Agreement dated October 1, 1998 by and between
                         the Registrant and Robert N. Baker
       10.10(4)          The viaLink Company 1999 Stock Option/Stock Issuance Plan
       10.11(9)          1999 Stock Option/Stock Issuance Plan Form of Stock Option
                         Agreement
       10.12(9)          1999 Stock Option/Stock Issuance Plan Form of Stock Issuance
                         Agreement
       10.13(9)          1999 Stock Option/Stock Issuance Plan Form of Automatic
                         Stock Option Agreement
       10.14(4)          The viaLink Company 1999 Employee Stock Purchase Plan
       10.15(11)         Amended and Restated Alliance Agreement dated as of May 3,
                         1999 by and between the Registrant and Cap Gemini Ernst &
                         Young LLP
       10.16(11)         Master Services Agreement dated May 3, 1999 by and between the Registrant and Cap Gemini Ernst & Young LLP
       10.17(3)          Office Building Sublease effective as of December 16, 1999, between Kerr-McGee Corporation and the Registrant
       10.18(3)          Employment Agreement made as of April 9, 1999, by and
                         between the Registrant and David M. Lloyd
       10.19(3)          Employment Agreement made as of April 8, 1999, by and
                         between the Registrant and Robert I. Noe Registrant and
                         Robert I. Noe
       10.20(13)         Securities Purchase Agreement dated as of March 22, 2000, by and among the Registrant and the Purchasers listed on
                         Schedule I thereto
       10.21(14)         Addendum to Employment Agreement effective as of March 10,
                         2000 by and between the Registrant and David M. Lloyd
       10.22(14)         Addendum to Employment Agreement effective as of March 14,
                         2000 by and between the Registrant and Robert I. Noe
       10.23(15)         Securities Purchase Agreement dated as of May 31, 2000 by
                         and between the Registrant and RGC International Investors,
                         LDC.
       10.24(5)          Amendment No. 1 to The viaLink Company 1999 Stock
                         Option/Stock Issuance Plan

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
       10.25(15)         Employment Agreement effective April 21, 2000 by and between the Registrant and Mark L. Bromberg
       10.26(17)         Securities Purchase Agreement dated as of February 2, 2001, by and between The viaLink Company and Velocity Investment
                         Partners Ltd.
       10.27(17)         Form of Securities Purchase Agreement by and among The
                         viaLink Company and certain investors
       10.28(19)         Employment Agreement effective September 25, 2000 by and
                         between the Registrant and Jack Scott
       10.29(19)         Employment Agreement effective as September 4, 2000 by and between the Registrant and Christopher R. Riley
       10.30(19)         Employment Agreement effective as of August 29, 2000 by and between the Registrant and William P. Creasman
       10.31(19)         First Amendment to Employment Agreement dated as of August
                         27, 1999 by and between the Registrant and Lewis B.
                         Kilbourne
       10.32(19)         Addendum to Employment Agreement effective as of June 5,
                         2000 between the Registrant and Lewis B. Kilbourne
       10.33(19)         Addendum to Employment Agreement effective as of October 1,
                         2000 between the Registrant and Lewis B. Kilbourne
       10.34             Service Level Agreement for Operations Services prepared by
                         Hewlett-Packard Company for the Registrant dated June 3,
                         1999
       10.35             Addendum to Service Level Agreement for Operations Services
                         dated September 15, 2000
       21(19)            Subsidiaries of Registrant
       23.1              Consent of KPMG LLP
       23.2              Consent of PricewaterhouseCoopers LLP

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

(15) Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated May 31, 2000.

(16) Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated December 29, 2000.

(17) Incorporated herein by reference to the Registrant's Current Report of Form 8-K dated February 7, 2001.

(18) Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated October 27, 1998.

(19) Previously filed with the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2000.

          4. Reports on Form 8-K.

             None.

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 30th day of April, 2001.


                                            THE VIALINK COMPANY
                                            (Registrant)


                                            By:   /s/ LEWIS B. KILBOURNE

                                              ----------------------------------
                                                      Lewis B. Kilbourne
                                                   Chief Executive Officer


                                            By:     /s/ BRIAN M. CARTER

                                              ----------------------------------

                                                       Brian M. Carter


                                                  Vice President of Finance


                                               and Principal Accounting Officer

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


     The Company's revenue, by type, consisted of the following during 1998, 1999 and 2000:



                                                             1998         1999         2000
                                                          ----------    --------    ----------
Revenues:
  Subscription..........................................  $    3,860    $ 74,930    $  483,205
  Implementation........................................       9,000     247,914       936,032
  Hosting...............................................     412,270     292,675       202,200
  Other management consulting...........................   7,805,498          --            --
                                                          ----------    --------    ----------
          Total revenues................................  $8,230,628    $615,519    $1,621,437
                                                          ==========    ========    ==========


     Direct Cost of Sales -- Direct cost of sales represents the cost of hardware and certain point-of-sale software acquired for resale, including royalty payments required for sale of the Company's proprietary software products.

     Development -- The Company incurred costs and expenses of approximately $1.8 million, $3.4 million and $6.9 million for product development in 1998, 1999 and 2000, respectively. The Company capitalizes certain of these costs, including interest, that are directly related to the development of software to be sold

                              THE VIALINK COMPANY
and software developed for internal use. Capitalization of costs for internal use software begins after the preliminary project stage and ends when the software is substantially complete and ready for its intended use. The Company also capitalizes certain of these costs, including interest, for software to be sold beginning when technological feasibility has been established and ending when the product is available for customers. Capitalized software development costs are amortized using the straight-line method over the estimated useful life of three to five years and are subject to impairment evaluation in accordance with the provisions of SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

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
                                                           ==========

     In conjunction with the Consulting Assets Sale, the Company entered into an earn-out agreement that provided for quarterly cash payments aggregating up to $1.5 million based on revenues generated from the assets sold to NetPlex through March 31, 2000. During 1998, 1999 and 2000, the Company recognized a gain on sale for payments received in accordance with the Consulting Assets Sale earn-out agreement in the amount of $341,000, $801,000, and $124,000 respectively. The Company does not expect to receive additional payments under the earn-out agreement.

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

                              THE VIALINK COMPANY

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

                              THE VIALINK COMPANY

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

                              THE VIALINK COMPANY

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

     The Company applies SFAS No. 123 and related interpretations in accounting for its stock options granted to non-employee consultants and service providers. The fair value of the options granted are recorded as an operating expense and an increase in additional paid in capital over the term of the service agreement. The fair value of each option grant was determined using Black-Scholes option pricing model with the following assumptions used during 2000: interest rate (zero-coupon U.S. government issued with a remaining life equal to the expected term of each option) of 6.34%; a dividend yield of 0%; volatility factors of the expected market price of the Company's common stock ranging from 101% to 156%; and weighted-average expected life ranging from 1.5 to 2.5 years. During 2000, the Company granted options to purchase 30,000, 16,000, 10,000, 50,000 and 74,000 shares at exercise prices per share of $8.31, $8.91, $9.06, $17.50 and $40.25, respectively. At December 31, 2000, the Company has options outstanding to purchase 50,000 and 74,000 shares at exercise prices of $17.50 and $40.25, respectively, for which the

                              THE VIALINK COMPANY
measurement date has not occurred. The expense recorded for these options is based upon the fair value for each grant at each financial statement date until the measurement date occurs. Stock compensation expense of $425,000 is included in the 2000 statement of operations for all grants to non-employee consultants and service providers.

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

     Pro forma information regarding net income and earnings per share is required by and has been determined as if the Company had accounted for its employee stock options under the fair value method defined by SFAS No. 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for fiscal year 1998, 1999 and 2000, respectively: interest rates (zero-coupon U.S. government issued with a remaining life equal to the expected term of the options) of 4.52%, 5.56% and 5.6% to 6.3%; dividend yields of 0.0%; volatility factors of expected market price of the Company's common stock of 65% for 1998, 101% for 1999 and 112% to 157% in 2000; and weighted-average expected life of the options of 6.7 years in 1998 and 2.5 years in 1999 and 2000. The weighted average grant date fair value per share for options granted to employees during 1998, 1999 and 2000 was $1.04, $9.28 and $12.45, respectively.

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

                              THE VIALINK COMPANY

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
                                          ==========                            =========     ======

                              THE VIALINK COMPANY

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
                                                            ===========   ============

     The discount recognized in 1999 for the value of the beneficial conversion feature in the note payable to Hewlett-Packard, and the assets recognized in 1999 for the value of the warrants issued to Cap Gemini Ernst & Young LLP and i2 Technologies, Inc. were not recognized for income tax purposes. Accordingly, the Company established deferred tax liabilities totaling approximately $3.8 million for these temporary

                              THE VIALINK COMPANY
differences by reducing the amount recorded as additional paid in capital for the value of the beneficial conversion feature and the warrants. These deferred tax liabilities were used to support the recoverability of an equivalent amount of deferred tax assets, thereby reducing the amount of valuation allowance. The benefit of this reduction in the valuation allowances was recognized as additional paid-in capital.

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

                              THE VIALINK COMPANY

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

13. SUBSEQUENT EVENT


     On February 7, 2001 we entered into a series of agreements pursuant to which investors paid us an aggregate of $10,018,250 in consideration for (1) 3,643 shares of our Series A Convertible Participating Preferred Stock convertible into shares of our common stock at an initial conversion price of $2.75 per share and (2) Series A Warrants to purchase up to 3,643,000 shares of our common stock at initial exercise price of $3.75 per share. The conversion price of the preferred stock may be subject to certain adjustments. The investors may not convert their shares of preferred stock or exercise their Series A Warrants to the extent the number of shares of our common stock issued upon such conversion or exercise would exceed 19.99% of the total number of shares of our common stock outstanding on February 7, 2001, unless and until we receive approval of our stockholders with respect to the issuance as required by NASD Rule 4350. The beneficial conversion element of these securities will be accounted for analogous to a dividend.


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
        4.19(15)         Amendment No. 1 to Registration Rights Agreement dated as
                         May 31, 2000, by and among the Registrant and AGE
                         Investments, Inc.
        4.20(16)         Registration Rights Agreement dated as of December 29, 2000 by and between The viaLink Company and RGC International
                         Investors, LDC.
        4.21(17)         Form of Series A Warrant
        4.22(17)         Series B Warrant dated February 7, 2001 by The viaLink
                         Company in favor of Velocity Investment Partners Ltd.
        4.23(17)         Form of Registration Rights Agreement by and among The
                         viaLink Company and certain investors
       10.1(10)          Note Purchase Agreement dated as of February 4, 1999 by and between the Registrant and Hewlett-Packard Company
       10.2(12)          Securities Purchase Agreement dated October 12, 1999, by and between the Registrant and i2 Technologies, Inc.
       10.3(4)           Form of Subordinated Secured Convertible Promissory Note
                         dated as of February 4, 1999 issued by the Registrant in
                         favor of Hewlett-Packard Company
       10.4(12)          Security Agreement dated as of February 4, 1999 by and
                         between the Registrant and Hewlett-Packard Company
       10.5(2)           Earn-out Agreement dated September 30, 1998 by and between the Registrant and The NetPlex Group, Inc.
       10.6(18)          Software Remarketing and Reselling Agreement effective as of
                         September 1, 1998 by and between the Registrant and The
                         NetPlex Group, Inc.
       10.7(3)           Form of Indemnification Agreement dated February 9, 1998 by and between the Registrant and the Registrant's executive
                         officers
       10.8(3)           Employment Agreement dated October 1, 1998 by and between
                         the Registrant and Lewis B. Kilbourne
       10.9(3)           Employment Agreement dated October 1, 1998 by and between
                         the Registrant and Robert N. Baker
       10.10(4)          The viaLink Company 1999 Stock Option/Stock Issuance Plan
       10.11(9)          1999 Stock Option/Stock Issuance Plan Form of Stock Option
                         Agreement
       10.12(9)          1999 Stock Option/Stock Issuance Plan Form of Stock Issuance
                         Agreement
       10.13(9)          1999 Stock Option/Stock Issuance Plan Form of Automatic
                         Stock Option Agreement
       10.14(4)          The viaLink Company 1999 Employee Stock Purchase Plan
       10.15(11)         Amended and Restated Alliance Agreement dated as of May 3,
                         1999 by and between the Registrant and Cap Gemini Ernst &
                         Young LLP
       10.16(11)         Master Services Agreement dated May 3, 1999 by and between the Registrant and Cap Gemini Ernst & Young LLP
       10.17(3)          Office Building Sublease effective as of December 16, 1999, between Kerr-McGee Corporation and the Registrant
       10.18(3)          Employment Agreement made as of April 9, 1999, by and
                         between the Registrant and David M. Lloyd
       10.19(3)          Employment Agreement made as of April 8, 1999, by and
                         between the Registrant and Robert I. Noe Registrant and
                         Robert I. Noe
       10.20(13)         Securities Purchase Agreement dated as of March 22, 2000, by and among the Registrant and the Purchasers listed on
                         Schedule I thereto
       10.21(14)         Addendum to Employment Agreement effective as of March 10,
                         2000 by and between the Registrant and David M. Lloyd
       10.22(14)         Addendum to Employment Agreement effective as of March 14,
                         2000 by and between the Registrant and Robert I. Noe
       10.23(15)         Securities Purchase Agreement dated as of May 31, 2000 by
                         and between the Registrant and RGC International Investors,
                         LDC.
       10.24(5)          Amendment No. 1 to The viaLink Company 1999 Stock
                         Option/Stock Issuance Plan

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
       10.25(15)         Employment Agreement effective April 21, 2000 by and between the Registrant and Mark L. Bromberg
       10.26(17)         Securities Purchase Agreement dated as of February 2, 2001, by and between The viaLink Company and Velocity Investment
                         Partners Ltd.
       10.27(17)         Form of Securities Purchase Agreement by and among The
                         viaLink Company and certain investors
       10.28(19)         Employment Agreement effective September 25, 2000 by and
                         between the Registrant and Jack Scott
       10.29(19)         Employment Agreement effective as September 4, 2000 by and between the Registrant and Christopher R. Riley
       10.30(19)         Employment Agreement effective as of August 29, 2000 by and between the Registrant and William P. Creasman
       10.31(19)         First Amendment to Employment Agreement dated as of August
                         27, 1999 by and between the Registrant and Lewis B.
                         Kilbourne
       10.32(19)         Addendum to Employment Agreement effective as of June 5,
                         2000 between the Registrant and Lewis B. Kilbourne
       10.33(19)         Addendum to Employment Agreement effective as of October 1,
                         2000 between the Registrant and Lewis B. Kilbourne
       10.34             Service Level Agreement for Operations Services prepared by
                         Hewlett-Packard for the Registrant dated June 3, 1999
       10.35             Addendum to Service Level Agreement for Operation Services
                         dated September 15, 2000
       21(19)            Subsidiaries of Registrant
       23.1              Consent of KPMG LLP
       23.2              Consent of PricewaterhouseCoopers LLP

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