Form 10-Q
period 2001-03-31
VIALINK CO
filed 2001-05-15
CIK 1017137

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes [X] No [ ]


     As of May 14, 2001, the issuer had 25,127,170 outstanding shares of Common Stock.

================================================================================

                         PART 1 -- FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                               THE VIALINK COMPANY

                           CONSOLIDATED BALANCE SHEETS
                      DECEMBER 31, 2000 AND MARCH 31, 2001

                                                                       DECEMBER 31,       MARCH 31,
                                                                          2000               2001
                                                                       ------------     ------------
                                                                                        (UNAUDITED)
                                     ASSETS

Current assets:
  Cash and cash equivalents .......................................    $  2,980,600     $  6,978,414
  Accounts receivable -- trade, net of allowance for
     doubtful accounts of  $158,000 and $70,000,
     respectively .................................................         514,663          940,889
  Prepaid expenses and other current assets .......................         711,840          544,506
                                                                       ------------     ------------
          Total current assets ....................................       4,207,103        8,463,809
Furniture, equipment and leasehold improvements, net ..............       2,568,909        2,351,831
Software development costs, net ...................................       1,615,191        1,436,700
Deferred service fees .............................................       1,042,866          542,007
Other assets ......................................................          98,352           98,982
                                                                       ------------     ------------
          Total assets ............................................    $  9,532,421     $ 12,893,329
                                                                       ============     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities ........................    $  3,253,708     $  4,196,735
  Deferred revenue ................................................         122,640          137,251
  Dividends payable on preferred stock ............................              --           70,126
  Capital lease obligation, current ...............................          63,603           63,603
                                                                       ------------     ------------
          Total current liabilities ...............................       3,439,951        4,467,715
Long-term liabilities:
  Capital lease obligation, long-term .............................          70,560           70,560
  Convertible note ................................................       7,313,836        7,483,973
                                                                       ------------     ------------
          Total long-term liabilities .............................       7,384,396        7,554,533
          Total liabilities .......................................      10,824,347       12,022,248

Stockholders' equity:
  Common stock, $.001 par value; 150,000,000 shares
     authorized; 22,779,566 and 22,951,277 shares issued and
     outstanding, respectively ....................................          22,780           22,951
  Series A Preferred stock, $.001 par value; 10,000,000 shares authorized; 3,869 shares issued and
     outstanding at March 31, 2001 ................................              --       10,639,750
  Additional paid-in capital ......................................      51,902,400       50,845,515
  Unearned stock compensation .....................................        (487,895)        (338,491)
  Accumulated deficit .............................................     (52,729,211)     (60,298,644)
                                                                       ------------     ------------
          Total stockholders' equity ..............................      (1,291,926)         871,081
                                                                       ------------     ------------
          Total liabilities and stockholders' equity ..............    $  9,532,421     $ 12,893,329
                                                                       ============     ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               THE VIALINK COMPANY

      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 2001
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED MARCH 31,
                                                        -----------------------------
                                                            2000             2001
                                                        ------------     ------------
Revenues ...........................................    $    316,702     $  1,081,398
Operating expenses:
  Customer operations ..............................       1,637,018        2,267,407
  Development ......................................       1,857,037        1,491,639
  Selling and marketing ............................       2,716,833        1,826,251
  General and administrative .......................       4,028,121        2,548,513
  Depreciation and amortization ....................         265,053          414,825
                                                        ------------     ------------
          Total operating expenses .................      10,504,062        8,548,635
                                                        ------------     ------------
Loss from operations ...............................     (10,187,360)      (7,467,237)
Interest expense, net ..............................        (981,153)        (102,196)
                                                        ------------     ------------
Net loss ...........................................    $(11,168,513)    $ (7,569,433)
                                                        ------------     ------------
  Dividends on Series A preferred stock:
   Value of warrants and beneficial conversion .....                      (10,639,750)
   Stated dividend at 6% ...........................              --          (70,126)
                                                        ------------     ------------
Net loss applicable to common stock ................    $(11,168,513)    $(18,279,309)
                                                        ============     ============
Net loss applicable to common stock
  per common share --
    Basic and diluted...............................    $      (0.57)    $      (0.80)
                                                        ============     ============
Weighted average common shares outstanding --
    Basic and diluted ..............................      19,708,626       22,868,447
                                                        ============     ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               THE VIALINK COMPANY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                   (UNAUDITED)


                                                 PREFERRED STOCK       COMMON STOCK        ADDITIONAL
                                               -------------------  -------------------      PAID-IN
                                               SHARES    AMOUNTS      SHARES    AMOUNTS      CAPITAL
                                               ------  -----------  ----------  --------  ------------
Balance, December 31, 2000 ..................      --  $        --  22,779,566  $ 22,780  $ 51,902,400
  Exercise of stock options and
     warrants ...............................                          103,460       103       179,673
  Stock issued under employee
     stock purchase plan ....................                           68,251        68       144,965
  Fair value adjustment, options
     issued to service providers ............                                                   (5,198)
  Amortization of unearned
     stock compensation .....................
  Proceeds from issuance of
     Series A Preferred Stock ...............   3,869           --                          10,639,750
  Offering and registration costs ...........                                               (1,306,199)
  Dividends  on Series A Preferred Stock:
     Beneficial conversion feature ..........           10,639,750                         (10,639,750)
     Stated dividend at 6% ..................                                                  (70,126)
  Net loss ..................................
                                               ------  -----------  ----------  --------  ------------
Balance, March 31, 2001 .....................   3,869  $10,639,750  22,951,277  $ 22,951  $ 50,845,515
                                               ======  ===========  ==========  ========  ============

                                                UNEARNED
                                                  STOCK       ACCUMULATED
                                               COMPENSATION    (DEFICIT)      TOTAL
                                               ------------  ------------  ------------
Balance, December 31, 2000 ..................  $   (487,895) $(52,729,211) $(1,291,926)
  Exercise of stock options and
     warrants ...............................                                  179,776
  Stock issued under employee
     stock purchase plan ....................                                  145,033
  Fair value adjustment, options
     issued to service providers ............                                   (5,198)
  Amortization of unearned
     stock compensation .....................       149,404                    149,404
  Proceeds from issuance of
     Series A Preferred Stock ...............                               10,639,750
  Offering and registration costs ...........                               (1,306,199)
  Dividends  on Series A Preferred Stock:
     Beneficial conversion feature ..........                                       --
     Stated dividend at 6% ..................                                  (70,126)
  Net loss ..................................                  (7,569,433)  (7,569,433)
                                               ------------  ------------  -----------
Balance, March 31, 2001 .....................  $   (338,491) $(60,298,644) $   871,081
                                               ============  ============  ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               THE VIALINK COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 2001
                                   (UNAUDITED)

                                                                          2000             2001
                                                                      ------------     ------------
Cash flows from operating activities:
  Net loss .......................................................    $(11,168,513)    $ (7,569,433)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization ................................         382,640          593,316
    Amortization of unearned stock compensation ..................       1,331,429          149,404
    Non-cash service costs for warrants and options issued to
      service providers ..........................................         655,129          495,661
    Non-cash interest expense on convertible debt ................       1,170,200          170,137
    Professional fees paid with common shares ....................         275,949               --
    Increase (decrease) in cash for changes in:
      Accounts receivable, net ...................................        (248,849)        (426,226)
      Other receivables ..........................................         500,069           35,000
      Prepaid expenses and other assets ..........................        (991,439)          81,704
      Accounts payable and other current liabilities .............       1,186,015          943,027
      Deferred revenue ...........................................              --           14,611
                                                                      ------------     ------------
        Net cash used in operating activities ....................      (6,907,370)      (5,512,799)
                                                                      ------------     ------------
Cash flows from investing activities:
  Capital expenditures ...........................................        (335,367)        (197,747)
  Purchase of short-term investments .............................      (1,524,698)              --
  Proceeds upon maturity of short-term investments ...............       4,442,056               --
  Capitalized expenditures for software development ..............         (49,357)              --
                                                                      ------------     ------------
        Net cash  provided  by (used in) investing activities ....       2,532,634         (197,747)
                                                                      ------------     ------------

Cash flows from financing activities:
  Proceeds from issuance of  Series A Preferred Stock ............              --       10,639,750
  Proceeds from exercise of stock options, warrants and
    stock purchase plans .........................................         228,644          324,809
  Proceeds from issuance of common stock, net of expenses ........       5,850,000               --

  Payments of offering and registration costs ....................         (94,153)      (1,256,199)
                                                                      ------------     ------------
        Net cash provided by financing activities ................       5,984,491        9,708,360
                                                                      ------------     ------------
Net decrease in cash and cash equivalents ........................       1,609,755        3,997,814
Cash and cash equivalents, beginning of period ...................       8,616,305        2,980,600
                                                                      ------------     ------------
Cash and cash equivalents, end of period .........................    $ 10,226,060     $  6,978,414
                                                                      ============     ============
Supplemental schedule of non-cash investment activities:
  Issuance of common stock for software development
    services .....................................................    $    478,152     $         --
                                                                      ============     ============
Dividend payable on Series A Preferred Stock .....................    $         --     $     70,126
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

     We reported a substantial loss from operations for the fiscal years ended December 31, 1999 and 2000, and we expect to incur losses for the fiscal year ending December 31, 2001. The extent of these losses will depend primarily on the amount of revenues generated from implementations of and subscriptions to our viaLink services, which have not yet achieved market acceptance or significant market penetration and the amount of expenses incurred in generating these revenues. In order to achieve market penetration and acceptance we expect to continue our high level of expenditures for development of our viaLink services. These expenses have substantially exceeded our revenues.

2. BASIS OF PRESENTATION

     We have prepared the accompanying unaudited financial statements in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of our management, the accompanying unaudited financial statements contain all adjustments (consisting solely of normal recurring adjustments) considered necessary to present fairly our financial position and results of operations and cash flow. These interim unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report on Form 10-KSB/A, for the year ended December 31, 2000, as filed with the Securities and Exchange Commission on April 30, 2001.

     Certain prior year amounts have been reclassified to conform to the 2001 financial presentation.

     Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2001.

     In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB
101), providing the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. We adopted SAB 101 effective for the year ended December 31, 2000. The adoption of SAB 101 results in the deferral of a portion of our implementation revenue and expenses for each customer over the period the subscription-based viaLink services are provided. Adoption of SAB 101 resulted in decreased implementation revenues and expenses of $90,795 in the first quarter of 2000.

3. RECONCILIATION FOR BASIC AND DILUTED EARNINGS PER SHARE ("EPS")

     A reconciliation of the numerators and the denominators used in the calculation of earnings (loss) applicable to common stock per share is as follows for the three months ended March 31:

                                                       THREE MONTHS ENDED MARCH 31,:
                                                       -----------------------------
                                                           2000              2001
                                                       ------------     ------------
Basic:
  Net loss applicable to common stock .............    $(11,168,513)    $(18,279,309)
  Weighted average common shares outstanding ......      19,708,626       22,868,447
                                                       ------------     ------------
  Net Loss per common share .......................    $      (0.57)    $      (0.80)
                                                       ============     ============
Diluted:
  Net loss applicable to common stock .............    $(11,168,513)    $(18,279,309)
  Weighted average common shares outstanding ......      19,708,626       22,868,447
  Add: Net effect of dilutive potential shares ....              --               --
                                                       ------------     ------------
                                                         19,708,626       22,868,447
                                                       ------------     ------------
 Net Loss per share applicable to common stock ....    $      (0.57)    $      (0.80)
                                                       ============     ============

     For the three months ended March 31, 2001, options to purchase 11,477,414 shares at a weighted average exercise price of $6.86, 4,145,000 shares of common stock to be issued upon the conversion of the note issued to Hewlett-Packard, 3,869,000 shares of common stock to be issued upon the conversion of our Series A Preferred Stock and warrants to purchase common shares at exercise prices in the following table were outstanding, but were not included in the computation of diluted earnings per share because the effect of these outstanding options, stock issuable upon conversion of debt and Preferred Stock and warrants would be antidilutive.


UNDERLYING COMMON SHARES    EXERCISE PRICE
------------------------    --------------
         40,000                 $ 1.50
        464,700                   2.75
        733,334                   3.00
      3,869,000                   3.75
        883,391                   5.66
         47,764                  12.58
         43,164                  29.19
          3,943                  31.23

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


4. INCOME TAXES

     SFAS 109 requires that the Company record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax asset depends on the Company's ability to generate sufficient taxable income in the future. The Company has recognized a full valuation allowance for the amount of net deferred tax asset at December 31, 2000 and March 31, 2001 since the Company resembles a development stage company and has no history of profitability.

5. PREFERRED STOCK

     On February 7, 2001 we entered into a series of agreements pursuant to which investors paid us an aggregate of $10,018,250 in consideration for (1) 3,643 shares of our Series A Convertible Participating Preferred Stock convertible into shares of our common stock at an initial conversion price of $2.75 per share and (2) Series A Warrants to purchase up to 3,643,000 shares of our common stock at initial exercise price of $3.75 per share. The conversion price of the preferred stock may be subject to certain adjustments. On March 30, 2001, we received approval of our stockholders with respect to the issuance as required by NASD Rule 4350.

     One of the investors (1) received a Series B Warrant to purchase up to 666,667 shares of our common stock at an initial exercise price of $3.00 per share and (2) will, promptly after the effectiveness of the registration statement covering the resale of the underlying common stock, invest an additional $1,999,250 in consideration for 727 shares of preferred stock and a Series A Warrant to purchase up to 727,000 shares of our common stock.

     Certain of our executive officers agreed to pay us an aggregate of $761,750 in consideration for 277 shares of preferred stock and Series A Warrants to purchase 277,000 shares of our common stock. The investment by these officers was contingent upon approval by our stockholders of the issuance as required by NASD Rule 4350, which was obtained on March 30, 2001.

     As compensation for services rendered to us by our financial advisor in connection with the transaction, we issued (1) Placement Agent Warrants to purchase 464,700 shares of our common stock at an exercise price of $3.75 per share, (2) Placement Agent Warrants to purchase 66,667 shares of our common stock at an exercise price of $3.00 per share and (3) Placement Agent Warrants to purchase 464,700 shares of our common stock at an exercise price of $2.75 per share.

     The proceeds from issuance of the Series A Convertible Participating Preferred Stock and the Series A Warrants were allocated to each instrument based on their relative fair values. Additionally, the Series A Convertible Preferred Stock includes a beneficial conversion ratio at the issuance date. The fair value of the Warrants and the intrinsic value of the beneficial conversion ratio, limited to the amount of proceeds, are deemed a dividend to holders of the Preferred Stock. The Warrants are exercisable and the Preferred Stock is convertible immediately. The sum of the relative fair value of the Series A Warrants and the intrinsic value of the beneficial conversion ratio of the Series A Convertible Participating Preferred Stock was determined to be in excess of the total proceeds received by the Company; therefore, the entire $10,739,750 in proceeds is considered a non-cash dividend to the Series A Convertible Participating Preferred Stock shareholders recorded at the date of issuance and included in the determination of net loss applicable to common stock for the first quarter of 2001. The dividend going forward will reflect the stated dividend of 6.0% per year.


6. SUBSEQUENT EVENT

     In April 2001, Hewlett-Packard converted $3.8 million of their secured convertible promissory note into 2.175 million shares of our common stock. In connection with this conversion we amended and restated the secured convertible promissory note for the remaining balance equal to $3.8 million. The amended note provides for: a) a decrease in the stated interest rate to 6.0%; b) a cash payment of $275,104 at the time of closing; c) principal and interest payments payable in twelve monthly installments of $326,094 beginning January 1, 2002 and a maturity date of February 1, 2003. In connection with the conversion and the amendment and restatement of the note, we issued Hewlett-Packard warrants to purchase 1,384,658 shares of common stock at a purchase price of $3.75 per share. These transactions with Hewlett-Packard will result in an extraordinary loss of approximately $3.0 million recorded in the second quarter of 2001. The extraordinary loss will represent the excess of the fair value of the amended and restated secured convertible promissory note and warrants issued over the $3.8 million recorded value of the remaining portion of the convertible debt at the time of amendment and restatement.


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

     We recognize revenues for our subscription, basic implementation and Web-hosting services over the terms of the subscription and Web-Hosting arrangements. Revenues collected in advance are deferred and recognized as earned. Revenues for consulting services related to complex supplier and retailer installations are recognized as the services are provided.

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

RESULTS OF OPERATIONS

     Comparison of First Quarter 2000 ("2000") to First Quarter 2001 ("2001")

     Revenues. Our revenues are comprised of revenues for subscriptions to our services, implementation revenues and certain revenues for Web-hosting services. We do not expect Web-hosting revenues to continue in the future. The following table sets forth for the periods indicated the components of revenue included in our consolidated statements of operations:


                            2000          2001
                         ----------    ----------
Revenues:
  Subscription ......    $   99,404    $  179,740
  Implementation ....       148,898       901,658
  Hosting ...........        68,400            --
                         ----------    ----------
  Total revenues ....    $  316,702    $1,081,398
                         ==========    ==========

     Subscription and implementation revenues increased from 2000 to 2001 reflecting the increases in the number of implementations and increases in subscribers from 623 at March 31, 2000 to 730 at March 31, 2001. We expect continued increases in the number of customers purchasing implementation and subscription services. Additionally, during 2000, we increased the subscription rates that we charge for our services. Our current pricing for retailers ranges from $25 per supplier per month for a small retailer and a flat rate of up to $37,500 per month for the largest retailers. Our pricing for suppliers ranges from $25 per retailer up to $5,000 per retailer per month and a flat subscription price of up to $100,000 per month.

     Customer Operations. Customer operations expense consists of personnel costs associated with implementation, consulting and other services and costs of operating, maintaining and accessing our technical operations and hosting facilities. Customer operations expense also includes the cost of providing support and maintenance to customers. Our customer operations expense increased from $1.6 million in 2000 to $2.3 million in 2001. This increase is due primarily to increases in personnel costs for our implementation and customer service teams, increased communications expenses and our expanded operations platform at Hewlett-Packard. In March 2001 we completed the installation of approximately $5.0 million in hardware and software which we have leased from Hewlett Packard to expand our operations platform. We expect that this expanded platform will result in increased operating lease and hosting expenses during the remainder of 2001 and 2002.

     Development. Development expense includes personnel and contract labor costs and professional fees incurred for product development, enhancements, upgrades, quality assurance and testing. Our development expenses decreased from $1.9 million in 2000 to $1.6 million in 2001. This decrease was due primarily to our decreased use of alliance partners and other service providers to provide development resources during 2001. In 2000, we incurred $0.6 million in development services provided by Cap Gemini Ernst & Young. These services did not recur in 2001. This decrease was offset in part by increased personnel costs for expansion of our development staff from 26 at March 31, 2000, to 42 at March 31, 2001. We are currently undertaking various projects to expand the functionality of our services, including internationalization, that we expect will result in continued increases in these expenses for the foreseeable future. Additionally, development expense includes $0.3 million of non-cash service costs in 2000 and 2001 for the amortization of a portion of the fair value of the warrants and options issued to alliance partners and other service providers reflecting the development efforts provided during 2000 and 2001.

     Selling and Marketing. Selling and marketing expense consists primarily of personnel costs, travel, promotional events, including trade shows, seminars and technical conferences, advertising and public relations programs. Selling and marketing expense decreased from $2.7 million in 2000 to $1.8 million in 2001. During 2000, we incurred $1.3 million in advertising, promotion and professional fees to increase the awareness of our viaLink services including the design and production of new sales collateral, media insertion costs and participation in industry trade shows. During 2001, we incurred $0.4 million in advertising, promotion and professional fees to promote our services. Our sales and marketing team has grown from 16 people at March 31, 2000 to 18 people at March 31, 2001. We expect selling and marketing expenses to increase in the second quarter of 2001 for trade activities, however we expect the expense to remain lower than the levels incurred during 2000. We expect to increase trade show and direct marketing efforts throughout 2001 as we focus on customer acquisition and we expect increases in international and foodservice marketing activities to build awareness of our services. Additionally, selling and marketing expense includes $0.3 million of non-cash service costs in 2000 and 2001 for the amortization of a portion of the fair value of the warrants and options issued to alliance partners and other service providers reflecting the selling and marketing efforts provided during 2000 and 2001.

     General and Administrative (G&A). G&A expense consists primarily of the personnel and other costs of the finance, human resources, administrative and executive departments and the fees and expenses associated with legal, accounting and other services. G&A expense decreased from $4.0 million in 2000 to $2.5 million in 2001. This decrease in G&A expense is attributable to several factors: a) decrease of $2.0 million in non-cash stock compensation from 2000 to 2001; b) decrease of $0.3 million in legal and other professional fees; c) decrease of $0.2 million in recruiting fees from 2000 to 2001; d) increase of $0.4 million in 2001 for continued relocation of our offices from Edmond, Oklahoma to Dallas, Texas; and e) an increase of $0.7 million in personnel costs, professional fees and contract labor to support our food service and international initiatives. We expect general and administrative expenses to increase for expanded international activities during the remainder of 2001.

     Depreciation and Amortization. Depreciation and amortization expense increased from $0.3 million in 2000 to $0.4 million in 2001. This increase reflects the effect of capital expenditures in 2000 and 2001 for new computer hardware and software to support the viaLink services.

     Interest Expense, Net. Interest expense, net, decreased from $1.0 million in 2000 to $0.1 million in 2001. This decrease reflects the completion of the amortization of the beneficial conversion feature of the convertible note with Hewlett-Packard and decreases in interest income on short-term investments.

     In April 2001, Hewlett-Packard converted $3.8 million of their secured convertible promissory note into 2.175 million shares of our common stock. In connection with this conversion we amended and restated the secured convertible promissory note for the remaining balance equal to $3.8 million. The amended note provides for: a) a decrease in the stated interest rate to 6.0%; b) a cash payment of $275,104 at the time of closing; c) principal and interest payments payable in twelve monthly installments of $326,094 beginning January 1, 2002 and a maturity date of February 1, 2003. In connection with the conversion and the amendment and restatement of the note, we issued Hewlett-Packard warrants to purchase 1,384,658 shares of common stock at a purchase price of $3.75 per share. These transactions with Hewlett-Packard will result in an extraordinary loss of approximately $3.0 million recorded in the second quarter of 2001. The extraordinary loss will represent the excess of the fair value of the amended and restated secured convertible promissory note and warrants issued over the $3.8 million recorded value of the remaining portion of the convertible debt at the time of amendment and restatement.

     Future interest expense will be primarily comprised of stated interest on the convertible note at 6.0% interest and imputed interest for the discount recorded for the discount paid in the form of the closing fee, net of interest income earned on cash equivalents and short-term investments. Interest income on short-term investments was $0.2 million in 2000 and $0.1 million in 2001.

     Tax Provision. Deferred tax assets and deferred tax liabilities are separately recognized and measured at currently enacted tax rates for the tax effect of temporary differences between the financial reporting and tax reporting bases of assets and liabilities, and net operating loss and tax credit carryforwards for tax purposes. A valuation allowance must be established for deferred tax assets if it is not "more likely than not" that all or a portion will be realized. We have established a full valuation allowance for the net deferred tax assets as of December 31, 2000 and March 31, 2001, generated by losses recorded through March 31, 2001. We will continue to provide a full valuation allowance for future and current net deferred tax assets until such time as we believe we have sufficient objective evidence to support that it is more likely than not that the asset will be realized.

     Dividends on Series A Preferred Stock. Dividends on Series A Preferred Stock include the allocation of the proceeds received to the warrants issued and beneficial conversion features of the Series A Preferred Stock of $10,739,750. Additionally, dividends have been accrued at the rate of 6.0% per annum from the date of issuance through March 31, 2001. We will continue to accrue dividends until such time that the Series A Preferred Stock is converted into common stock.

LIQUIDITY AND CAPITAL RESOURCES

     Our principal potential sources of liquidity are cash on hand, cash generated from operations and cash provided from financing activities. As of March 31, 2001, we had cash and cash equivalents of $7.0 million.

     During the three months ended March 31, 2001, we used $5.5 million in operating activities compared to using $6.9 million during the three months ended March 31, 2000. Cash used in operating activities during 2001 reflects a net loss of $7.6 million. Cash used in operating activities also reflects $0.8 million for non-cash stock compensation and interest expense for the Hewlett-Packard note, $0.6 million of depreciation and amortization and a $0.6 million increase in cash provided by other working capital changes.

     During the three months ended March 31, 2001, we used $0.2 million in investing activities reflecting capital expenditures compared to capital expenditures and software development costs of $0.4 million in 2000.

     During the three months ended March 31, 2001, financing activities provided net cash of $9.7 million, primarily the result of the issuance of 3,869 shares of Series A Preferred Stock less offering and registration costs of $1.3 million. Additionally, we received $325,000 in proceeds from the exercise of our stock options and warrants and stock purchase plans.

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

     We believe that if we successfully execute our business plan within the timeframes we have projected we will reach the point of cash flow break-even from operations late in the fourth quarter of 2001. If we are unable to successfully execute our business plan within the timeframes we have projected, we may need to obtain approximately $5 to $10 million in additional capital. However, dependent on market conditions, we may raise additional capital to further accelerate growth including other vertical or geographic markets. The use of our cash and cash equivalents would accelerate and could require us to obtain additional capital if (a) we are unable to maintain or decrease our projected level of spending, (b) we are unable to manage our working capital requirements or (c) we experience a lack of revenue growth due to delayed or less than expected market acceptance of our viaLink services.

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


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB
101), providing the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. We adopted SAB 101 effective for the year ended December 31, 2000. The adoption of SAB 101 results in the deferral of a portion of our implementation revenue and expenses for each customer over the period the subscription-based viaLink services are provided. Adoption of SAB 101 resulted in decreased implementation revenues and expenses of $90,795 compared to revenues previously reported for the first quarter of 2000.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

     You should carefully consider these factors that may affect future results, together with all of the other information included in this Form 10-Q, in evaluating our business. The risks and uncertainties described below are those that we currently believe may materially affect us. Additional risks and uncertainties that we are unaware of or that we currently deem immaterial also may become important factors that affect us.

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

     o    Ability to enter into one or more license agreements;

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

     o    Ease of adoption;

     o    Satisfaction of our initial subscribers; and

     o    Success of our marketing efforts.

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

WE HAVE A HISTORY OF OPERATING LOSSES AND EXPECT FUTURE OPERATING LOSSES.

     We have a history of operating losses, and we expect to incur net losses for the foreseeable future. We incurred net operating losses of approximately $1.5 million in 1998, $13.8 million in 1999 and $39.1 million in 2000. The significant decline in revenues from 1999 was the direct result of the sale of our management consulting services and computer systems integration services, which together had historically generated over 90% of our total revenues. Because our viaLink services have achieved limited market acceptance to date, our revenues only increased $1.0 million from 1999 to 2000. As of March 31, 2001, we had an accumulated deficit of approximately $60.4 million representing the sum of our historical net losses. We expect to expend significant resources to aggressively develop and market our services into an unproven market. Therefore, we expect to have negative cash flow and net losses from operations for the foreseeable future. We may never generate sufficient revenues to achieve or sustain profitability or generate positive cash flow.

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

A PROMISSORY NOTE WE ISSUED TO HEWLETT-PACKARD MAY STRAIN OUR FINANCIAL RESOURCES, AND MAY RESULT IN SIGNIFICANT DILUTION TO OUR STOCKHOLDERS.

     As a result of our amendment and restatement of the remaining $3.8 million subordinated secured convertible promissory note to Hewlett-Packard, we are required to make payments of principal and interest in the amount of $326,094 per month from January 1, 2002 until the final payment on December 31, 2002. These payments could strain our available cash resources and could make us more vulnerable to industry downturns, general economic downturns and competitive pressures. Our ability to meet our debt obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations. Additionally, all principal and interest due under the note is convertible into shares of our common stock at $1.75 per share, an amount lower than our current stock price. As a result, a conversion of this note would result in dilution to our stockholders.

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

THE PRICE OF OUR COMMON STOCK MAY DECLINE DUE TO SHARES ELIGIBLE FOR FUTURE
SALE.

     Sales of a substantial number of shares of common stock, or even the potential for such sales, could adversely affect the market price of the common stock and could impair our ability to raise capital through the sale of equity securities. As of May 14, 2000, we had outstanding 25,127,170 shares of common stock. Of these shares:

     o 21,760,923 shares are freely tradable without restriction or further registration under the Securities Act unless purchased by our "affiliates;" and

     o 3,366,247 shares of common stock are "restricted securities" as defined in Rule 144 of the Securities Act.

     Furthermore, an additional:

     o 4,867,433 shares of common stock are issuable upon the exercise of currently exercisable options;

     o 7,972,531 shares of common stock are issuable upon the exercise of currently outstanding warrants;

     o 2,175,893 shares of common stock are issuable upon the conversion of a currently outstanding convertible promissory note; and

     o 3,920,000 shares of common stock are issuable upon the conversion of currently outstanding preferred stock.

Substantially all shares issued following the exercise of these options or warrants or the conversion of the preferred stock will be freely tradable.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     CONVERTIBLE PREFERRED STOCK. On February 2, 2001, we entered into a series of Securities Purchase Agreements with nine institutional investors, including Velocity Investment Partners Ltd. and Societe Generale, and a number of individual accredited investors, pursuant to which the investors paid us an aggregate of $10,018,250 in consideration for (1) 3,643 shares of our Series A Convertible Participating Preferred Stock convertible into shares of our common stock at an initial conversion price of $2.75 per share and (2) Series A Warrants to purchase up to 3,643,000 shares of our common stock at an initial exercise price $3.75 per share. The conversion price of the preferred stock and the exercise price of the warrants may be subject to certain adjustments. The preferred stock includes adjustments that, if:

     On March 31, 2001,

          - we had not received at least $3.0 million in investments from strategic investors; or

          - we had less than $6.0 million in cash available for distribution; or

     On June 30, 2001,

          - we have less than $4.0 million in cash available for distribution; or

          - we have not received license fees and/or strategic investments in excess of $8.0 million (in addition to those described above),

then, in each case, the conversion price of the preferred stock will decrease by 10%; provided that there will be no more than three adjustments to the conversion price. As a result, if the maximum number of adjustments are made to the conversion price, then the conversion price will be $2.00 and each share of preferred stock would be convertible into 1,375 shares of our common stock. Assuming the conversion price is $2.00 and all shares of preferred stock outstanding as of the date of this prospectus could be converted, then upon conversion, we would have to issue at least 5,390,000 shares of our commons stock.

     The conversion price is also subject to reset on the date the registration statement relating to the common shares underlying the preferred is declared effective and on every three-month anniversary thereafter, if lower, to the greater of the market price and the floor price in effect on the applicable determination date. The market price is defined as the average of the five lowest volume weighted average prices as reported by Bloomberg Financial Markets for the fifteen consecutive trading days immediately preceding the determination date. The initial floor price is $1,375. The floor price will decrease by 10% each time there is an adjustment as described above to the conversion price, subject to any stock splits, stock dividends, combinations, reclassifications or similar events. If the maximum number of adjustments are made to the floor price, then the floor price will be $1.00. Assuming the floor price is greater than the market price of our common stock, then each share of preferred stock would be convertible into 2,750 shares of our common stock. Assuming all shares of preferred stock outstanding as of the date of this prospectus could be converted at a conversion price of $1.00, then upon conversion, we would have to issue at least 10,780,000 shares of our common stock.

--------------------------------------------------------------------------------

PART II. OTHER INFORMATION

                    NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "intend," "anticipate," "believe," "estimate," "continue" and other similar words. You should read statements that contain these words carefully because they discuss our future expectations, make projections of our future results of operations or of our financial condition or state other "forward-looking" information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control. The factors listed in the sections captioned "Additional Factors That May Affect Future Results" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as any cautionary language in this Form 10-Q, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On February 2, 2001, we entered into a series of Securities Purchase Agreement with nine institutional investors, including Velocity Investment Partners Ltd. and Societe Generale, and a number of individual accredited investors, pursuant to which the investors paid us an aggregate of $10,018,250 in consideration for (1) 3,643 shares of our Series A Convertible Participating Preferred Stock convertible into shares of our common stock at an initial conversion price of $2.75 per share and (2) Series A Warrants to purchase up to 3,643,000 shares of our common stock at an initial exercise price $3.75 per share. The conversion price of the preferred stock and the exercise price of the warrants may be subject to certain adjustments. We issued the shares of preferred stock and warrants to the investors pursuant to Rule 506 of the Securities Act.

     In connection with, and as a condition to, the initial closing of the private placement described above, on March 30, 2001, eight of our executive officers purchased an aggregate of 277 shares of our preferred stock and Series A Warrants to purchase 277,000 shares of our common stock for aggregate consideration of $761,750. We issued these shares of preferred stock and warrants to these executive officers pursuant to Rule 506 of the Securities Act.

     As compensation for services rendered to us by H.C. Wainwright & Co., Inc. as our financial advisor in connection with the transaction, we agreed to issue to H.C. Wainwright & Co., Inc. and its permitted assigns, (1) Placement Agent Warrants to purchase 464,700 shares of our common stock at an initial exercise price of $3.75 per share, (2) Placement Agent Warrants to purchase 66,667 shares of our common stock at an initial exercise price of $3.00 per share and
(3) Placement Agent Warrants to purchase 464,700 shares of common stock at an initial exercise price of $2.75 per share. We issued these warrants pursuant to Rule 506 of the Securities Act.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On March 19, 2001 we held a special meeting of stockholders at which the matters set forth below were to be considered and to be voted upon. A quorum was not reached at March 19, 2001 and the meeting was adjourned to reconvene on March 30, 2001. At such time, votes constituting a quorum were represented and the matters set forth below were considered and voted upon. Set forth below is a summary of the voting results:

1. Approval of the issuance of greater than 4,559,756 shares of the Company's common stock upon the conversion of the Company's Series A Convertible Participating Preferred Stock and the exercise of the Company's Series A Warrants, Series B Warrants and Placement Agent Warrants:

             FOR              AGAINST          ABSTAIN          NON-VOTES
          ----------          -------          -------          ---------
          14,849,515          261,778           40,838              --

2. Approval of the issuance to certain of the Company's executive officers of that number of shares of the Company's Series A Convertible Participating Preferred Stock and Series A Warrants as may be purchased by such executive officers for an aggregate consideration of $761,750:

             FOR              AGAINST          ABSTAIN          NON-VOTES
          ----------          -------          -------          ---------
          14,532,537          439,714          179,880              --

3. Approval to transact such other business as may properly come before the Special Meeting or any adjournment or adjournments thereof:

             FOR              AGAINST          ABSTAIN          NON-VOTES
          ----------          -------          -------          ---------
          13,829,939          955,335          366,857              --


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

     The following instruments are included as exhibits to the report. Exhibits incorporated by reference are so indicated.

EXHIBIT
NUMBER                              DESCRIPTION
-------                             -----------

 4.1(1)      -- Form of Series A Convertible Participating Preferred Stock
                Certificate.

 4.2(1)      -- Designations, Preferences and Rights of Series A Convertible
                Participating Preferred Stock of The viaLink Company.

 4.3(1)      -- Form of Series A Warrant.

 4.4(1)      -- Series B Warrant dated February 7, 2001 by The viaLink Company in favor of Velocity Investment Partners Ltd.

 4.5(1)      -- Form of Registration Rights Agreement by and among The viaLink
                Company and certain investors.

10.1(1)      -- Securities Purchase Agreement dated as of February 2, 2001 by and between The viaLink Company and Velocity Investment Partners Ltd.

10.2(1)      -- Form of Securities Purchase Agreement by and among The viaLink
                Company and certain investors.

----------

(1) Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated February 7, 2001.




(b) Reports on Form 8-K.

     The Registrant filed a Current Report on Form 8-K, dated February 7, 2000, reporting pursuant to Item 5 that we entered into a series of Securities Purchase Agreements with nine institutional investors and a number of individual accredited investors, pursuant to which the investors paid us an aggregate of $10,018,250 in consideration for (1) 3,643 shares of our Series A Convertible Participating Preferred Stock convertible into shares of our common stock at an initial conversion price of $2.75 per share which may be subject to certain adjustments, and (2) Series A Warrants to purchase up to 3,643,000 shares of our common stock at initial exercise price of $3.75 per share. Additionally, in connection with and as a condition to, the initial closing of the transaction, certain of our executive officers executed a Subscription Agreement, pursuant to which these officers agreed to pay us an aggregate of $761,750 in consideration for 277 shares of preferred stock and Series A Warrants to purchase 277,000 shares of our common stock.

     The Registrant filed a Current Report on Form 8-K, dated March 19, 2001, reporting pursuant to Item 5 of such Form that we had issued a Press Release Announcing Adjournment of Special Meeting of Stockholders to be reconvened on March 30, 2001.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                THE VIALINK COMPANY
                                                     (Registrant)


                                                By: /s/ LEWIS B. KILBOURNE
                                                    ---------------------------
                                                        Lewis B. Kilbourne
                                                      Chief Executive Officer

Date: May 15, 2001

                                                By: /s/ Brian M. Carter
                                                    ---------------------------
                                                        Brian M. Carter
                                                     Vice President of Finance
                                                    Principal Accounting Officer
                                                     (principal financial and
                                                        accounting officer)

Date: May 15, 2001

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                              DESCRIPTION
-------                             -----------
 4.1(1)        -- Form of Series A Convertible Participating Preferred Stock Certificate.

 4.2(1)        -- Designations, Preferences and Rights of Series A Convertible Participating Preferred Stock of The viaLink Company.

 4.3(1)        -- Form of Series A Warrant.

 4.4(1)        -- Series B Warrant dated February 7, 2001 by The viaLink Company in favor of Velocity Investment Partners Ltd.

 4.5(1)        -- Form of Registration Rights Agreement by and among The viaLink Company and certain investors.

10.1(1)        -- Securities Purchase Agreement dated as of February 2, 2001 by and between The viaLink Company and Velocity
                  Investment Partners Ltd.

10.2(1)        -- Form of Securities Purchase Agreement by and among The viaLink Company and certain investors.




----------
(1) Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated February 7, 2001.