Form 10-Q
period 2001-06-30
VIALINK CO
filed 2001-07-30
CIK 1017137

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                        COMMISSION FILE NUMBER: 000-21729

                               THE VIALINK COMPANY
             (Exact Name of Registrant as Specified in its Charter)

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


     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes [X] No [ ]


     As of July 24, 2001, the issuer had 26,249,441 outstanding shares of Common Stock.




================================================================================

                         PART 1 -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               THE VIALINK COMPANY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       DECEMBER 31, 2000 AND JUNE 30, 2001

                                                                      DECEMBER 31,           JUNE 30,
                                                                         2000                  2001
                                                                    ---------------      ---------------
                                                                                           (UNAUDITED)

                                      ASSETS

Current assets:
  Cash and cash equivalents......................................   $     2,980,600      $     2,030,147
  Accounts receivable-- trade, net of allowance for
     doubtful accounts of  $158,000 and $99,000,
     respectively................................................           514,663            1,144,375
  Prepaid expenses and other current assets......................           711,840              491,018
                                                                    ---------------      ---------------
          Total current assets...................................         4,207,103            3,665,540
Furniture, equipment and leasehold improvements, net.............         2,568,909            2,105,497
Software development costs, net..................................         1,615,191            1,290,114
Deferred service fees............................................         1,042,866              310,656
Other assets.....................................................            98,352               98,982
                                                                    ---------------      ---------------
          Total assets...........................................   $     9,532,421      $     7,470,789
                                                                    ===============      ===============

                          LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable and accrued liabilities.......................   $     3,253,708      $     4,192,671
  Deferred revenue...............................................           122,640               37,678
  Capital lease obligation, current                                          63,603
                                                                    ---------------      ---------------
          Total current liabilities..............................         3,439,951            4,230,349
Long-term liabilities:
  Capital lease obligation, long-term............................            70,560                   --
  Convertible note...............................................         7,313,836            3,623,937
                                                                    ---------------      ---------------
          Total long-term liabilities............................         7,384,396            3,623,937
          Total liabilities......................................        10,824,347            7,854,286

Stockholders' deficit:
  Series A Preferred stock, $.001 par value; 10,000,000
     shares authorized; 4,318 shares issued and
     outstanding at June 30, 2001................................                --           12,110,356
  Common stock, $.001 par value; 150,000,000 shares
     authorized; 22,779,566 and 25,608,735 shares issued and
     outstanding, respectively...................................            22,780               25,609
  Additional paid-in capital.....................................        51,902,400           58,367,792
  Unearned stock compensation....................................          (487,895)            (193,855)
  Accumulated deficit............................................       (52,729,211)         (70,693,399)
                                                                    ---------------      ---------------
          Total stockholders' deficit............................        (1,291,926)            (383,497)
                                                                    ---------------      ---------------
          Total liabilities and stockholders' deficit............   $     9,532,421      $     7,470,789
                                                                    ===============      ===============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               THE VIALINK COMPANY

                      CONDENSED CONSOLIDATED STATEMENTS OF
                 OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS
                          ENDED JUNE 30, 2000 AND 2001
                                   (UNAUDITED)

                                                     THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                                   ------------------------------      ------------------------------
                                                       2000              2001              2000               2001
                                                   ------------      ------------      ------------      ------------

Revenues.........................................  $    333,311      $    875,577      $    650,013      $  1,956,975
Operating expenses:
  Customer operations............................     2,058,739         2,867,695         3,695,758         5,135,102
  Development....................................     1,432,882         1,545,733         3,129,683         2,913,363
  Selling and marketing..........................     3,335,492         2,038,474         6,212,560         4,759,142
  General and administrative.....................     2,395,372         1,328,367         6,423,493         3,106,472
  Depreciation and amortization..................       337,055           386,619           602,108           801,444
                                                   ------------      ------------      ------------      ------------
          Total operating expenses...............     9,559,540         8,166,888        20,063,602        16,715,523
                                                   ------------      ------------      ------------      ------------
Loss from operations.............................    (9,226,229)       (7,291,311)      (19,413,589)      (14,758,548)
Interest expense, net............................      (970,139)         (175,671)       (1,951,292)         (277,867)
Gain on sale of assets...........................       124,419                --           124,419                --
                                                   ------------      ------------      ------------      ------------
Net loss, before extraordinary item.............    (10,071,949)       (7,466,982)      (21,240,462)      (15,036,415)
  Extraordinary loss on modification of
        debt with Hewlett-Packard...............             --        (2,927,773)               --        (2,927,773)
                                                   ------------      ------------      ------------      ------------
Net loss........................................    (10,071,949)      (10,394,755)      (21,240,462)      (17,964,188)
  Dividends on Series A preferred stock:
   Value of warrants and beneficial conversion..             --        (2,139,500)               --       (12,779,250)
   Stated dividend at 6%........................             --          (183,728)               --          (253,854)
                                                   ------------      ------------      ------------      ------------
Net loss applicable to common stock.............   $(10,071,949)     $(12,717,983)     $(21,240,462)     $(30,997,292)
                                                   ============      ============      ============      ============
Net loss applicable to common stock
  per common share--
    Basic and diluted...........................   $      (0.49)     $      (0.51)     $      (1.06)     $      (1.30)
                                                   ============      ============      ============      ============
Weighted average common shares outstanding--
    Basic and diluted...........................     20,411,894        24,933,232        20,062,203        23,904,726
                                                   ============      ============      ============      ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               THE VIALINK COMPANY

           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                   (UNAUDITED)



                                                         PREFERRED STOCK                  COMMON STOCK
                                                 -----------------------------     ----------------------------
                                                    SHARES          AMOUNTS           SHARES         AMOUNTS
                                                 ------------     ------------     ------------    ------------


Balance, December 31, 2000 ..................              --     $         --       22,779,566    $     22,780
  Exercise of stock options and
    warrants ................................                                           249,480             249
  Intrinsic value of stock options issued
    to employees ............................
  Stock issued under employee stock
    purchase plan ...........................                                            68,251              68
  Fair value adjustment, options issued
    to service providers ....................
  Fair value of warrants issued to
    Hewlett-Packard .........................
  Conversion of note payable into
    common stock ............................                                         2,175,893           2,176
  Amortization of unearned stock
    compensation ............................
  Proceeds from issuance of Series A
    Preferred Stock .........................           4,647               --
  Offering and registration costs ...........
  Dividends on Series A Preferred
    Stock:
    Beneficial conversion feature ...........                       12,779,250
    Stated dividend at 6% ...................                          253,854
  Common Stock Issued:
    Conversion of Series A Preferred ........            (329)        (904,750)         329,000             329
    Dividends paid with common stock ........                          (17,998)           6,545               7
  Net loss ..................................
                                                 ------------     ------------     ------------    ------------
Balance, June 30, 2001 ......................           4,318     $ 12,110,356       25,608,735    $     25,609
                                                 ============     ============     ============    ============



                                                   ADDITIONAL      UNEARNED
                                                    PAID-IN          STOCK         ACCUMULATED
                                                    CAPITAL       COMPENSATION       (DEFICIT)         TOTAL
                                                  ------------    ------------     ------------     ------------


Balance, December 31, 2000 ..................     $ 51,902,400    $   (487,895)    $(52,729,211)    $ (1,291,926)
  Exercise of stock options and
    warrants ................................          319,292                                           319,541
  Intrinsic value of stock options issued
    to employees ............................          140,000                                           140,000
  Stock issued under employee stock
    purchase plan ...........................          144,965                                           145,033
  Fair value adjustment, options issued
    to service providers ....................          (15,745)                                          (15,745)
  Fair value of warrants issued to
    Hewlett-Packard .........................        2,927,773                                         2,927,773
  Conversion of note payable into
    common stock ............................        3,805,637                                         3,807,813
  Amortization of unearned stock
    compensation ............................                          294,040                           294,040
  Proceeds from issuance of Series A
    Preferred Stock .........................       12,779,250                                        12,779,250
  Offering and registration costs ...........       (1,525,088)                                       (1,525,088)
  Dividends on Series A Preferred
    Stock:
    Beneficial conversion feature ...........      (12,779,250)                                               --
    Stated dividend at 6% ...................         (253,854)                                               --
  Common Stock Issued:
    Conversion of Series A Preferred ........          904,421                                                --
    Dividends paid with common stock ........           17,991                                                --
  Net loss ..................................                                       (17,964,188)     (17,964,188)
                                                  ------------    ------------     ------------     ------------
Balance, June 30, 2001 ......................     $ 58,367,792    $   (193,855)    $(70,693,399)    $   (383,497)
                                                  ============    ============     ============     ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               THE VIALINK COMPANY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 2001
                                   (UNAUDITED)

                                                                           2000             2001
                                                                       -------------    -------------
Cash flows from operating activities:
  Net loss .........................................................   $ (21,240,462)   $ (17,964,188)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization .................................         841,736        1,126,521
     Amortization of unearned stock compensation ...................       1,595,108          294,040
     Non-cash service costs for warrants and options issued to .....       1,613,670          856,465
       service providers
     Non-cash interest expense on convertible debt .................       2,340,399          393,018
     Non-cash extraordinary loss on modification
       of debt with Hewlett-Packard ................................              --        2,927,773
     Professional fees paid with common shares .....................       1,185,883               --
     Increase (decrease) in cash for changes in:
       Accounts receivable, net ....................................        (216,340)        (629,712)
       Other receivables ...........................................         460,578          (22,696)
       Prepaid expenses and other assets ...........................        (389,138)         192,888
       Accounts payable and other current liabilities ..............         534,004          663,859
       Deferred revenue ............................................              --          (84,962)
                                                                       -------------    -------------
          Net cash used in operating activities ....................     (13,274,562)     (12,246,994)
                                                                       -------------    -------------
Cash flows from investing activities:
  Capital expenditures .............................................        (917,811)        (472,195)
  Purchase of short-term investments ...............................      (1,524,698)              --
  Proceeds upon maturity of short-term investments .................       8,004,141               --
  Capitalized expenditures for software development ................        (233,007)              --
                                                                       -------------    -------------
          Net cash provided by (used in) investing activities ......       5,328,625         (472,195)
                                                                       -------------    -------------
Cash flows from financing activities:
  Proceeds from issuance of  Series A Preferred Stock ..............              --       12,779,250
  Proceeds from exercise of stock options, warrants and
     stock purchase plans ..........................................         441,786          464,574
  Proceeds from issuance of common stock, net of expenses ..........      15,167,800               --
  Payments of offering and registration costs ......................        (312,442)      (1,475,088)
                                                                       -------------    -------------
          Net cash provided by financing activities ................      15,297,144       11,768,736
                                                                       -------------    -------------
Net increase (decrease) in cash and cash equivalents ...............       7,351,207         (950,453)
Cash and cash equivalents, beginning of period .....................       8,616,305        2,980,600
                                                                       -------------    -------------
Cash and cash equivalents, end of period ...........................   $  15,967,512    $   2,030,147
                                                                       =============    =============
Supplemental schedule of non-cash investment activities:
  Issuance of common stock for software development
    services .......................................................   $     478,152    $          --
                                                                       =============    =============
  Conversion of capital lease into operating lease .................   $          --    $     134,163
                                                                       =============    =============
  Dividend payable on Series A Preferred Stock .....................   $          --    $     253,854
                                                                       =============    =============
  Dividends on Series A Preferred Stock paid with common stock .....   $          --    $      17,998
                                                                       =============    =============
  Conversion of notes payable into common stock ....................   $          --    $   3,807,813
                                                                       =============    =============

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

2. BASIS OF PRESENTATION

    We have prepared the accompanying unaudited financial statements in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of our management, the accompanying unaudited financial statements contain all adjustments (consisting solely of normal recurring adjustments) considered necessary to present fairly our financial position and results of operations and cash flow. These interim unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report on Form 10-KSB/A, for the year ended December 31, 2000, as filed with the Securities and Exchange Commission on April 30, 2001, which were subsequently revised and filed on Form 8-k with the Securities and Exchange Commission on July 6, 2001.

    Certain prior year amounts have been reclassified to conform to the 2001 financial presentation.

    Operating results for the three month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2001.

    In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB
101), providing the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. We adopted SAB 101 effective for the year ended December 31, 2000. The adoption of SAB 101 results in the deferral of a portion of our implementation revenue and expenses for each customer over the period the subscription-based viaLink services are provided. Adoption of SAB 101 resulted in decreased implementation revenues and expenses of $60,130 for the six month period ended June 30, 2000.

3. RECONCILIATION FOR BASIC AND DILUTED EARNINGS PER SHARE ("EPS")

    For the three months ended June 30, 2001, options to purchase 11,507,330 shares at a weighted average exercise price of $6.70, 2,176,000 shares of common stock to be issued upon the conversion of the note issued to Hewlett-Packard, 6,169,000 shares of common stock to be issued upon the remaining conversion of our Series A Preferred Stock at an effective conversion price of $1.925 per share and warrants to purchase common shares at exercise prices in the following table were outstanding, but were not included in the computation of diluted earnings per share because the effect of these outstanding options, stock issuable upon conversion of debt and Preferred Stock and warrants would be antidilutive.

                                       UNDERLYING COMMON SHARES           EXERCISE PRICE
                                       ------------------------           --------------
                                                40,000                      $    1.50
                                               464,700                           2.75
                                               608,334                           3.00
                                             5,769,358                           3.75
                                               883,391                           5.66
                                                50,029                          10.16
                                                43,164                          29.19
                                                 3,943                          31.23

    For the three months ended June 30, 2000, options to purchase 11,076,776 shares at a weighted average exercise price of $6.90 and warrants to purchase 43,000, 746,268 and 40,080 shares of common stock at $1.50, $6.70 and $41.92, respectively, and 3,795,000 shares of common stock to be issued upon the conversion of the note issued to Hewlett-Packard were outstanding, but were not included in the computation of diluted earnings per share because the effect of these outstanding options, warrants and stock issuable upon conversion of debt would be antidilutive.


4. INCOME TAXES

    SFAS 109 requires that the Company record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax asset depends on the Company's ability to generate sufficient taxable income in the future. The Company has recognized a full valuation allowance for the amount of net deferred tax asset at December 31, 2000 and June 30, 2001 since the Company resembles a development stage company and has no history of profitability.

5. PREFERRED STOCK

    On February 2, 2001 we entered into a series of agreements pursuant to which investors paid us an aggregate of $10,018,250 in consideration for (1) 3,643 shares of our Series A Convertible Participating Preferred Stock convertible into shares of our common stock at an initial conversion price of $2.75 per share and (2) Series A Warrants to purchase up to 3,643,000 shares of our common stock at initial exercise price of $3.75 per share. On March 30, 2001, we received approval of our stockholders with respect to the issuance as required by NASD Rule 4350. The conversion price of the Series A Preferred Stock is subject to certain adjustments. On June 30, 2001, the conversion price of the Series A Preferred Stock was adjusted per the terms of our Certificate of Designation to $1.925 per share.

    After the May 29, 2001, effectiveness of the registration statement covering the resale of the underlying common stock, one of the investors (1) received a Series B Warrant to purchase up to 666,667 shares of our common stock at an initial exercise price of $3.00 per share and (2) invested an additional $1,999,250 in consideration for 727 shares of preferred stock and a Series A Warrant to purchase up to 727,000 shares of our common stock. In July 2001 we entered into transactions with the holder of the Series B Warrants pursuant to which the terms of the Series B Warrants were modified and the outstanding Series B Warrants were subsequently exercised. After the above-described transaction, no Series B Warrants remain outstanding.

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

    The proceeds from issuance of the Series A Convertible Participating Preferred Stock and the Series A Warrants were allocated to each instrument based on their relative fair values. Additionally, the Series A Convertible Preferred Stock includes a beneficial conversion ratio at the issuance date. The fair value of the Warrants and the intrinsic value of the beneficial conversion ratio, limited to the amount of proceeds, are deemed a dividend to holders of the Preferred Stock. The Warrants are exercisable and the Preferred Stock is convertible immediately. The sum of the relative fair value of the Series A Warrants and the intrinsic value of the beneficial conversion ratio of the Series A Convertible Participating Preferred Stock was determined to be in excess of the total proceeds received by the Company; therefore, the entire $12,779,250 in proceeds is considered a non-cash dividend to the Series A Convertible Participating Preferred Stock shareholders recorded at the date of issuance and included in the determination of net loss applicable to common stock for the first quarter and second quarter of 2001. The dividend going forward will reflect the stated dividend of 6.0% per year.


6. TRANSACTIONS WITH HEWLETT-PACKARD

    In April 2001, Hewlett-Packard converted $3.8 million of their secured convertible promissory note into 2.2 million shares of our common stock. In connection with this conversion we modified certain terms of the secured convertible promissory note for the remaining balance equal to $3.8 million. The modified note provides for: a) a decrease in the stated interest rate to 6.0% per year; b) a cash payment of $275,104 representing a closing fee; c) principal and interest payments payable in twelve monthly installments of $326,094 beginning January 1, 2002 and a maturity date of February 1, 2003. In connection with the conversion and the modification of the note, we issued Hewlett-Packard warrants to purchase 1,384,658 shares of common stock at a purchase price of $3.75 per share. These transactions with Hewlett-Packard resulted in an extraordinary loss of approximately $2.9 million recorded in the second quarter of 2001. The extraordinary loss represents the excess of the fair value of the modified secured convertible promissory note and warrants issued over the $3.8 million recorded value of the remaining portion of the convertible debt at the time of the modification in accordance with the requirements of EITF 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments."

    At December 31, 2000 and June 30, 2001 the Company had current liabilities of approximately $0.2 million and $1.8 million, respectively, due to Hewlett-Packard for hosting services and operating leases. These amounts are included in accounts payable and accrued expenses.


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

    We reported a substantial loss from operations for the fiscal years ended December 31, 1999 and 2000, and we expect to report losses for the fiscal year ended December 31, 2001. The extent of these losses will depend primarily on the amount of revenues generated from implementations of and subscriptions to our viaLink services, which have not yet achieved market acceptance or significant market penetration and the amount of expenses incurred in generating these revenues. In order to achieve market penetration, we expect to continue our expenditures for technology and product development and other technology and database costs. These expenses substantially exceed our revenues, which to date have been minimal. As a result, we expect to incur losses in future periods until such time as the recurring revenues from these services are sufficient to cover expenses.

    During 2000, we began the extension of our solution to the food service industry. Additionally, we initiated our expansion into international markets by opening an office in Australia as part of a joint venture with Cap Gemini Ernst & Young Australia Pty, Ltd. We expect this expansion into the foodservice industry and internationally to continue.

    During the 2001 second quarter, the company commenced implementation of a cost cutting program. Initiatives included the closing of offices in Edmond, Oklahoma and Chicago, Illinois, a voluntary 25 percent pay deferral by senior management, realignment of development expenses in conjunction with customers' near-term implementation schedules and lower vendor service costs. The actions are expected to reduce monthly cash requirements by about 25 percent and result in annualized savings of approximately $8.0 million to the company.


RESULTS OF OPERATIONS

    Comparison of Second Quarter 2000 ("2000") to Second Quarter 2001 ("2001")

    Revenues. Our revenues are comprised of revenues for subscriptions to our services, implementation revenues and certain revenues for Web-hosting services. We are no longer providing Web-hosting services. The following table sets forth for the periods indicated the components of revenue included in our consolidated statements of operations:


                               2000         2001
                            ----------   ----------
Revenues:
  Subscription ..........   $  121,146   $  275,153
  Implementation ........      144,515      600,424
  Hosting ...............       67,650           --
                            ----------   ----------
  Total revenues ........   $  333,311   $  875,577
                            ==========   ==========

    Subscription and implementation revenues increased from 2000 to 2001 reflecting the increases in the number of implementations and increases in subscribers from 674 at June 30, 2000 to 730 at June 30, 2001. We expect continued increases in the number of customers purchasing implementation and subscription services. Additionally, during 2000, we increased the subscription rates that we charge for our services. Our current pricing for retailers ranges from $25 per supplier per month for a small retailer and a flat rate of up to $37,500 per month for the largest retailers. Our pricing for suppliers ranges from $25 per retailer up to $5,000 per retailer per month and a flat subscription price of up to $100,000 per month.

    Customer Operations. Customer operations expense consists of personnel costs associated with implementation, consulting and other services and costs of operating, maintaining and accessing our technical operations and hosting facilities. Customer operations expense also includes the cost of providing support and maintenance to customers. Our customer operations expense increased from $2.1 million in 2000 to $2.9 million in 2001. This increase is due primarily to increases in personnel costs for our implementation and customer service teams, increased communications expenses and our expanded operations platform at Hewlett-Packard. In March 2001 we completed the installation of approximately $5.0 million in hardware and software which we have leased from Hewlett Packard to expand our operations platform. The second quarter of 2001 reflects three full months of expenses related to this expanded platform. We expect these costs for our operating platform to remain at this level in the near-term as they are generally fixed and represent the operating capacity necessary for expected growth into 2002.

    Development. Development expense includes personnel and contract labor costs and professional fees incurred for product development, enhancements, upgrades, quality assurance and testing. Our development expenses increased from $1.4 million in 2000 to $1.5 million in 2001. The increase is due primarily to our increased personnel costs for expansion of our development staff from 30 at June 30, 2000, to 40 at June 30, 2001. The increase is offset in part by decreased use of alliance partners and other service providers to provide development resources during 2001. In 2000, we incurred $0.6 million in development services provided by Cap Gemini Ernst & Young. These services did not recur in 2001. We are currently undertaking various projects to expand the functionality of our services, including internationalization, that we expect will result in continued increases in these expenses for the foreseeable future. Additionally, development expense includes $0.3 and $.1 million of non-cash service costs in 2000 and 2001 for the amortization of a portion of the fair value of the warrants and options issued to alliance partners and other service providers reflecting the development efforts provided during 2000 and 2001.

     Selling and Marketing. Selling and marketing expense consists primarily of personnel costs, travel, promotional events, including trade shows, seminars and technical conferences, advertising and public relations programs. Selling and marketing expense decreased from $3.3 million in 2000 to $2.0 million in 2001. During 2000, we incurred $1.4 million in advertising, promotion and professional fees to increase the awareness of our viaLink services including the design and production of new sales collateral, media insertion costs and participation in industry trade shows. During 2001, we incurred $0.5 million in advertising, promotion and professional fees to promote our services. Our sales and marketing team has grown from 19 people at June 30, 2000 to 24 people at June 30, 2001. Additionally, selling and marketing expense includes $0.6 million and $.01 million of non-cash service costs in 2000 and 2001, respectively, for the amortization of a portion of the fair value of the warrants and options issued to alliance partners and other service providers reflecting the selling and marketing efforts provided during 2000 and 2001.

     General and Administrative (G&A). G&A expense consists primarily of the personnel and other costs of the finance, human resources, administrative and executive departments and the fees and expenses associated with legal, accounting and other services. G&A expense decreased from $2.4 million in 2000 to $1.3 million in 2001. This decrease in G&A expense is attributable to several factors: a) decrease of $0.3 million in employee compensation from 2000 to 2001;
b) decrease of $0.3 million in legal and other professional fees; and c) a decrease of $0.2 million in recruiting fees and relocation of our offices from Edmond, Oklahoma to Dallas, Texas.

     Depreciation and Amortization. Depreciation and amortization expense increased from $0.3 million in 2000 to $0.4 million in 2001. This increase reflects the effect of capital expenditures in 2000 and 2001 for new computer hardware and software to support the viaLink services.

     Interest Expense, Net. Interest expense, net, decreased from approximately $1.0 million in 2000 to approximately $0.2 million in 2001. This decrease reflects the completion of the amortization of the beneficial conversion feature of the convertible note with Hewlett-Packard, partial conversion of the note payable in April of 2001 and decreases in interest income on short-term investments from approximately $0.2 million in 2000 to less than $0.1 million in 2001.

     In April 2001, Hewlett-Packard converted $3.8 million of their secured convertible promissory note into 2.2 million shares of our common stock. In connection with this conversion we modified certain terms of the secured convertible promissory note for the remaining balance equal to $3.8 million. The modified note provides for: a) a decrease in the stated interest rate to 6.0% per year; b) a cash payment of $275,104 representing a closing fee; c) principal and interest payments payable in twelve monthly installments of $326,094 beginning January 1, 2002 and a maturity date of February 1, 2003. In connection with the conversion and the modification of the note, we issued Hewlett-Packard warrants to purchase 1,384,658 shares of common stock at a purchase price of $3.75 per share. These transactions with Hewlett-Packard resulted in an extraordinary loss of approximately $2.9 million recorded in the second quarter of 2001. The extraordinary loss represents the excess of the fair value of the modified secured convertible promissory note and warrants issued over the $3.8 million recorded value of the remaining portion of the convertible debt at the time of the modification in accordance with the requirements of EITF 96-19, "Debtor's Accounting for a modification or Exchange of Debt Instruments."

     Future interest expense will be primarily comprised of stated interest on the convertible note at 6.0% interest and imputed interest for the discount recorded for the discount paid in the form of the closing fee, net of interest income earned on cash equivalents and short-term investments. Interest income on short-term investments was $0.2 million in 2000 and $0.1 million in 2001.

     Dividends on Series A Preferred Stock. Dividends on Series A Preferred Stock include the allocation of the proceeds received to the warrants issued and beneficial conversion features of the Series A Preferred Stock of $2,139,500. Additionally, dividends have been accrued at the rate of 6.0% per annum from the date of issuance through June 30, 2001. We will continue to accrue dividends until such time that the Series A Preferred Stock is converted into common stock.


     Comparison of the Six Months Ended June 30, 2000 ("2000") to the Six Months Ended June 30, 2001 ("2001")

     Revenues. Our revenues are comprised of revenues for subscriptions to our services, implementation revenues and certain revenues for Web-hosting services. We do not expect Web-hosting revenues to continue in the future. The following table sets forth for the periods indicated the components of revenue included in our consolidated statements of operations:

                               2000             2001
                            ----------       ----------
Revenues:
  Subscription ......       $  220,550       $  454,893
  Implementation ....          293,413        1,502,082
  Hosting ...........          136,050               --
                            ----------       ----------
  Total revenues ....       $  650,013       $1,956,975
                            ==========       ==========

     Subscription and implementation revenues increased from 2000 to 2001 reflecting the increases in the number of implementations and increases in subscribers from 674 at June 30, 2000 to 730 at June 30, 2001. We expect continued increases in the number of customers purchasing implementation and subscription services. Additionally, during 2000, we increased the subscription rates that we charge for our services. Our current pricing for retailers ranges from $25 per supplier per month for a small retailer and a flat rate of up to $37,500 per month for the largest retailers. Our pricing for suppliers ranges from $25 per retailer up to $5,000 per retailer per month and a flat subscription price of up to $100,000 per month.

     Customer Operations. Customer operations expense consists of personnel costs associated with implementation, consulting and other services and costs of operating, maintaining and accessing our technical operations and hosting facilities. Customer operations expense also includes the cost of providing support and maintenance to customers. Our customer operations expense increased from $3.7 million in 2000 to $5.1 million in 2001. This increase is due primarily to increases in personnel costs for our implementation and customer service teams, increased communications expenses and our expanded operations platform at Hewlett-Packard. In March 2001 we completed the installation of approximately $5.0 million in hardware and software which we have leased from Hewlett Packard to expand our operations platform.

     Development. Development expense includes personnel and contract labor costs and professional fees incurred for product development, enhancements, upgrades, quality assurance and testing. Our development expenses decreased from $3.1 million in 2000 to $2.9 million in 2001. The decrease is due primarily to our decreased use of alliance partners and other service providers to provide development resources during 2001. In 2000, we incurred $0.6 million in development services provided by Cap Gemini Ernst & Young. These services did not recur in 2001. The decrease is offset in part by increased personnel costs for expansion of our development staff from 30 at June 30, 2000, to 40 at June 30, 2001. We are currently undertaking various projects to expand the functionality of our services, including internationalization, that we expect will result in continued increases in these expenses for the foreseeable future. Additionally, development expense includes $0.6 million and $0.4 million of non-cash service costs in 2000 and 2001, respectively, for the amortization of a portion of the fair value of the warrants and options issued to alliance partners and other service providers reflecting the development efforts provided during 2000 and 2001.

     Selling and Marketing. Selling and marketing expense consists primarily of personnel costs, travel, promotional events, including trade shows, seminars and technical conferences, advertising and public relations programs. Selling and marketing expense decreased from $6.2 million in 2000 to $4.8 million in 2001. During 2000, we incurred $2.9 million in advertising, promotion and professional fees to increase the awareness of our viaLink services including the design and production of new sales collateral, media insertion costs and participation in industry trade shows. During 2001, we incurred $1.3 million in advertising, promotion and professional fees to promote our services. Our sales and marketing team has grown from 19 people at June 30, 2000 to 24 people at June 30, 2001. Additionally, selling and marketing expense includes $0.9 million and $0.4 million of non-cash service costs in 2000 and 2001, respectively, for the amortization of a portion of the fair value of the warrants and options issued to alliance partners and other service providers reflecting the selling and marketing efforts provided during 2000 and 2001.

     General and Administrative (G&A). G&A expense consists primarily of the personnel and other costs of the finance, human resources, administrative and executive departments and the fees and expenses associated with legal, accounting and other services. G&A expense decreased from $6.4 million in 2000 to $3.1 million in 2001. This decrease in G&A expense is attributable to several factors: a) decrease of $1.7 million in non-cash stock compensation from 2000 to 2001; b) decrease of $0.6 million in legal and other professional fees; c) decrease of $0.1 million in recruiting fees and relocation of our offices from Edmond, Oklahoma to Dallas, Texas; and e) an increase of $0.3 million in personnel costs.

     Depreciation and Amortization. Depreciation and amortization expense increased from $0.6 million in 2000 to $0.8 million in 2001. This increase reflects the effect of capital expenditures in 2000 and 2001 for new computer hardware and software to support the viaLink services.

     Interest Expense, Net. Interest expense, net, decreased from approximately $2.0 million in 2000 to approximately $0.3 million in 2001. This decrease reflects the completion of the amortization of the beneficial conversion feature of the convertible note with Hewlett-Packard, partial conversion of the note payable in April of 2001 and decreases in interest income on short-term investments.

     Dividends on Series A Preferred Stock. Dividends on Series A Preferred Stock include the allocation of the proceeds received to the warrants issued and beneficial conversion features of the Series A Preferred Stock of $12.8 million. Additionally, dividends of $0.3 million have been accrued at the rate of 6.0% per annum from the date of issuance through June 30, 2001. We will continue to accrue dividends until such time that the Series A Preferred Stock is converted into common stock.

LIQUIDITY AND CAPITAL RESOURCES

     In connection with filing of a registration statement of Form S-3, our independent auditors have updated their Independent Auditors' Report on the Company's consolidated financial statements for the fiscal year ended December 31, 2000, with a modification regarding the Company's ability to continue as a going concern. The going concern modification is contained in an explanatory paragraph to the Independent Auditors' Report which also references note 13(b) to the consolidated financial statements for the year ended December 31, 2000. The consolidated financial statements for the year ended December 31, 2000, including the updated notes thereto and the updated Independent Auditors' Report are attached as an exhibit to our Form 8-K filed with the SEC on July 6, 2001.
Note 13(b) states that the following factors raise substantial doubt about our ability to continue as a going concern: (i) we have generated net losses for the years ended December 31, 1999 and 2000 and have generated an accumulated deficit of $53 million as of December 31, 2000, (ii) we have historically funded operations with the proceeds from the sale of preferred and common stock, (iii) we have not generated positive cash flows from operations in 1999 and 2000 and do not expect to generate positive cash flows from operations in 2001, and (iv) we do not currently have any committed debt or equity financing necessary to sustain operations through the balance of 2001. The note also states that any failure to obtain an adequate and timely amount of additional capital on commercially reasonable terms could have a material adverse effect on the business, financial condition and the results of operations of the Company, including its viability as an enterprise.

     We received a letter from the Nasdaq Stock market, Inc ("Nasdaq") stating that, as of July 10, 2001, we did not satisfy the Nasdaq National market continued inclusion requirements because our market capitalization had been below the minimum $50 million threshold for 10 consecutive trading days. In accordance with Nasdaq rules, Nasdaq has provided us until August 10, 2001 to regain compliance by obtaining a minimum market capitalization of $50 million for a minimum of ten consecutive trading days. If we are unable to satisfy the continued inclusion requirements for the Nasdaq National Market, Nasdaq will provide us with written notification that our securities will be delisted unless we satisfy the requirements to transfer to the Nasdaq SmallCap Market. To transfer to the Nasdaq SmallCap Market we are required to have and maintain, among other things, (i) shareholders' equity of at least $2.5 million or a market capitalization of at least $35 million, and (ii) a minimum bid price of $1.00. On July 24, 2001, we did not meet the requirements to transfer to the Nasdaq SmallCap market. On July 24, 2001, our market capitalization was $29.9 million. We are attempting to satisfy the requirements to transfer to the Nasdaq SmallCap Market through efforts to raise additional capital prior to August 10, 2001. We have filed a shelf registration statement on Form S-3 with the SEC (file no. 333-64750) that, when effective, will allow us to sell registered shares of our common stock from time to time to the public. There can be no assurance, however, that we will be successful in raising enough capital prior to August 10, 2001 to qualify to transfer to the Nasdaq SmallCap Market or that we will be able to maintain a minimum bid price of $1.0 per share after such capital is raised. If shares of our common stock are not listed for trading on the Nasdaq National Market or the Nasdaq SmallCap Market, then the "Liquidity Conditions" set forth in our Certificate of Designations will not be satisfied.
Article IV of our Certificate of Designations provides that, if on the date a holder of Series A Preferred Stock converts the preferred stock into shares of common stock, the Liquidity Conditions are not satisfied, then we are required to pay the converting holder an amount in cash equal to the accrued but unpaid premium on each share of preferred stock converted.


     Our principal potential sources of liquidity are cash on hand, cash generated from operations and cash provided from financing activities. As of June 30, 2001, we had cash and cash equivalents of $2.0 million.

     During the six months ended June 30, 2001, we used $12.2 million in operating activities compared to using $13.3 million during the six months ended June 30, 2000. Cash used in operating activities during 2001 reflects a net loss of $18.0 million. Cash used in operating activities also reflects $1.5 million for non-cash stock compensation and interest expense for the Hewlett-Packard note, non-cash extraordinary loss of $2.9 million upon the modification of the Hewlett-Packard note, $1.1 million of depreciation and amortization and a $0.1 million increase in cash provided by other working capital changes.

     During the six months ended June 30, 2001, we used approximately $0.5 million in investing activities reflecting capital expenditures compared to capital expenditures and software development costs of approximately $1.2 million in 2000.

     During the six months ended June 30, 2001, financing activities provided net cash of $11.8 million, primarily the result of the issuance of 4,647 shares of Series A Preferred Stock less offering and registration costs of $1.5 million. Additionally, we received $0.5 million in proceeds from the exercise of our stock options and warrants and stock purchase plans.

     We have incurred operating losses and negative cash flow in the past and expect to incur operating losses and negative cash flow until early 2002. Our projections result in estimated cash flow break-even from operations late in the first quarter of 2002.

     We expected an international license agreement to be executed by June 30, 2001. That agreement would have included a minimum of $8.0 million initial license fee and certain other continuing fees and payments. While the agreement is still being pursued, its execution and terms are not certain as of this date, we believe it will be finalized in the quarter ending September 30, 2001.

     During the second quarter of 2001 we began to experience delays in signing small supplier customers which were an important component of our expected implementation revenues for the second quarter of 2001. These efforts are a part of our retailer `community development' activities. We continue to pursue sales efforts with the small suppliers and still believe that they will become subscribers to our services. In the interim we have focused our sales efforts on larger customers which each have a more incremental effect to increasing subscription revenues. Our increase in the number of larger customers did not offset the unexpected delays in revenues from smaller supplier customers.

     The delays in the international licensing and community development efforts create a need for us to obtain approximately $5.0 to $10.0 million in additional capital in order for us to successfully execute our current business plan. Capital in excess of that range may be required if (a) additional customer signing delays result, (b) the international license agreement is not signed, or is not signed on such terms as currently anticipated, (c) we are unable to sustain current decreased levels of spending, or (d) market demands require unanticipated expenditures.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB
101), providing the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. We adopted SAB 101 effective for the year ended December 31, 2000. The adoption of SAB 101 results in the deferral of a portion of our implementation revenue and expenses for each customer over the period the subscription-based viaLink services are provided. Adoption of SAB 101 resulted in decreased implementation revenues and expenses by $60,130 compared to revenues previously reported for the six months ended June 30, 2000.

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

     Keep these risks in mind when you read "forward-looking" statements elsewhere in this Form 10-Q. These are statements that relate to our expectations for future events and time periods. Generally, the words "anticipate," "expect," "intend," and similar expressions identify forward-looking statements. Forward-looking statements involve risks and uncertainties, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements. Please see "Special Cautionary Note Regarding Forward-Looking Statements" below in this Item 2.

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

     We may not be able to obtain the additional capital resources necessary to satisfy our cash requirements or to implement our growth strategy successfully. If we obtain additional capital, we cannot be certain that it will be on favorable terms. If we cannot obtain adequate additional capital resources, we will be forced to curtail our planned business expansion, sell or merge our business, or commence bankruptcy proceedings. We may also be unable to fund our ongoing operations, including investment in and development of our services and technology, expansion of our sales and marketing activities and expansion into other industries and geographic markets.

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

OUR SUCCESS IS DEPENDENT UPON A CRITICAL MASS OF LARGE NATIONAL RETAILERS AND SUPPLIERS SUBSCRIBING TO OUR SERVICES.

     Our success depends on a significant number of large retailers subscribing to and using our services and linking with manufacturers, wholesalers and distributors over the Internet through syncLink. We cannot if, or when, predict when a significant number of manufacturers, suppliers and retailers will subscribe to our services. To encourage purchasers to subscribe to and use our services, we must offer a broad range of product, price and promotion information from a large number of suppliers through our syncLink service. However, to attract suppliers to subscribe to syncLink, we must increase the number of retailers who use our services. If we are unable to quickly build a critical mass of retailers and suppliers, we will not be able to benefit from a network effect where the value of our services to each subscriber significantly increases with the addition of each new subscriber. Our inability to achieve this network effect would reduce the overall value of our services to retailers and suppliers and, consequently, would harm our business.

OUR SALES CYCLE CAUSES UNPREDICTABLE VARIATIONS IN OUR OPERATING RESULTS WHICH COULD CAUSE OUR STOCK PRICE TO DECLINE.

     Our sales cycle has been and may continue to be unpredictable. Our sales cycle is also subject to delays because we have little or no control over customer-specific factors, including customers' budgetary constraints and internal acceptance procedures. Consequently, we may spend considerable time and expense providing information to prospective customers about the use and benefits of our services without generating corresponding revenue. The length of the sales pursuit makes it difficult to accurately forecast the quarter in which our implementation and subscription services will occur. This may cause our revenues from those services to be delayed from the expected quarter to a subsequent quarter or quarters or to vary from quarter to quarter. Furthermore, our expense levels are relatively fixed and there is substantial uncertainty as to when particular sales efforts will begin to generate revenues. As a result, our revenues and results of operations in any quarter may not meet market expectations or be indicative of future performance and it may be difficult for you to evaluate our prospects. Our failure to meet these expectations would likely cause the market price of our common stock to decline.

WE HAVE A HISTORY OF OPERATING LOSSES AND EXPECT FUTURE OPERATING LOSSES.

     We have a history of operating losses, and we expect to incur net losses into 2002. We incurred net operating losses of approximately $1.5 million in 1998, $13.8 million in 1999 and $39.1 million in 2000. The significant decline in revenues from 1999 was the direct result of the sale of our management consulting services and computer systems integration services, which together had historically generated over 90% of our total revenues. Because our viaLink services have achieved limited market acceptance to date, our revenues only increased $1.0 million from 1999 to 2000. As of June 30, 2001, we had an accumulated deficit of approximately $70.7 million representing the sum of our historical net losses. We expect to expend significant resources to aggressively develop and market our services into an unproven market. Therefore, we expect to have negative cash flow and net losses from operations for the foreseeable future. We may never generate sufficient revenues to achieve or sustain profitability or generate positive cash flow.

WE HAVE RECEIVED A "GOING CONCERN" OPINION FROM OUR INDEPENDENT ACCOUNTANTS.

     On July 6, 2001, we filed a Form 8-K reporting that our independent auditors have modified their report on our consolidated financial statements for the fiscal year ended December 31, 2000, with an explanatory paragraph regarding our ability to continue as a going concern. Such an opinion by our independent auditors may impact our dealing with third parties, such as customers, suppliers and creditors, because of concerns about our financial condition. Any such impact could have a material adverse effect on our business, operating results and financial condition. For more information on the going concern opinion rendered by our independent auditors, see our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2001.

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

A PROMISSORY NOTE WE ISSUED TO HEWLETT-PACKARD MAY STRAIN OUR FINANCIAL RESOURCES AND MAY RESULT IN SIGNIFICANT DILUTION TO OUR STOCKHOLDERS.

     As a result of our modification of the remaining $3.8 million subordinated secured convertible promissory note to Hewlett-Packard, we are required to make payments of principal and interest in the amount of $326,094 per month from January 1, 2002 until the final payment on December 31, 2002. These payments could strain our available cash resources and could make us more vulnerable to industry downturns, general economic downturns and competitive pressures. Our ability to meet our debt obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations. Additionally, all principal and interest due under the note is convertible into shares of our common stock at $1.75 per share. As a result, a conversion of this note would result in dilution to our stockholders.

WE ARE DEPENDENT UPON THE OPERATION OF HEWLETT-PACKARD'S DATA CENTER FOR THE TIMELY AND SECURE DELIVERY OF OUR SERVICES.

     We use Hewlett-Packard's data center as the host for our services. We are dependent on our continued relationship with Hewlett-Packard and on their data center for the timely and secure delivery of our services. If Hewlett-Packard's data center fails to meet our expectations in terms of reliability and security, or if Hewlett-Packard, as our largest shareholder and creditor, withdraws its support, our ability to deliver our services will be seriously harmed, resulting in the potential loss of customers and subscription revenue. Furthermore, if our relationship with Hewlett-Packard were terminated, we would be forced to find another service provider to host our services. The transition to another service provider could result in interruptions of our services and could increase the cost of providing our services.

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

THE PRICE OF OUR COMMON STOCK MAY DECLINE DUE TO SHARES ELIGIBLE FOR FUTURE
SALE.

     Sales of a substantial number of shares of common stock, or even the potential for such sales, could adversely affect the market price of the common stock and could impair our ability to raise capital through the sale of equity securities. As of July 24, 2001, we had outstanding 26,249,441 shares of common stock. Of these shares:

     o 22,883,194 shares are freely tradable without restriction or further registration under the Securities Act unless purchased by our "affiliates;" and

     o 3,366,247 shares of common stock are "restricted securities" as defined in Rule 144 of the Securities Act of which all of these shares will become registered under the Securities Act upon the effectiveness of our currently filed registration statement on Form S-3.

     Furthermore, an additional:

     o 5,854,625 shares of common stock are issuable upon the exercise of currently exercisable options;

     o 7,330,252 shares of common stock are issuable upon the exercise of currently outstanding warrants;

     o 2,175,893 shares of common stock are issuable upon the conversion of a currently outstanding convertible promissory note; and

     o 6,291,094 shares of common stock are issuable upon the conversion of currently outstanding preferred stock.

     Substantially all shares issued following the exercise of these options or warrants or the conversion of the preferred stock will be freely tradable.

--------------------------------------------------------------------------------

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

CONVERTIBLE PREFERRED STOCK.

     The Series A preferred stock, which is comprised of an aggregate of 5,300 authorized shares, is convertible at the option of the holder, into shares of our common stock. The initial conversion price was $2.75 per share and the current conversion price, based on adjustments made in March 31, 2001 and June 30, 2001, is $1.95 per share. The current conversion price is not subject to any further adjustment other than certain antidilution provisions and the reset procedure described below. Based on the original purchase price of $2,750 per share, each share of Series A preferred stock is currently convertible into 1,428 shares of our common stock. Using the conversion price of $1.925 per share and all shares of preferred stock outstanding as of July 24, 2001, then upon conversion, we would have to issue approximately 6.3 million shares of our common stock. The Series A preferred stock contains antidilution provisions with respect to future issuances of our equity securities and adjustment provisions upon the occurrence of stock splits, stock dividends, combinations, reclassifications or similar events or our capital stock.

     The conversion price was also subject to reset on the date the registration statement relating to the common shares underlying the preferred is declared effective and on every three-month anniversary thereafter, if lower, to the greater of the market price and the adjusted floor price in effect on the applicable determination date. The market price is defined as the average of the five lowest volume weighted average prices as reported by Bloomberg Financial Markets for the fifteen consecutive trading days immediately preceding the determination date. The initial floor price was decreased by 10% each time there was an adjustment as described above to the conversion price, subject to any stock splits, stock dividends, combinations, reclassifications or similar events. Assuming the floor price is greater than the market price of our common stock, then each share of preferred stock would be convertible into 2,750 shares of our common stock. Assuming all shares of preferred stock outstanding as of July 24, 2001, could be converted at a conversion price of $1.00, then upon conversion, we would have to issue approximately 12.1 shares of our common stock.

--------------------------------------------------------------------------------

                          PART II -- OTHER INFORMATION

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On February 2, 2001, we entered into a series of Securities Purchase Agreement with nine institutional investors, including Velocity Investment Partners Ltd. ("Velocity") and Societe Generale, and a number of individual accredited investors, pursuant to which the investors paid us an aggregate of $10,018,250 in consideration for (1) 3,643 shares of our Series A Convertible Participating Preferred Stock convertible into shares of our common stock at an initial conversion price of $2.75 per share and (2) Series A

Warrants to purchase up to 3,643,000 shares of our common stock at an initial exercise price $3.75 per share. The conversion price of the preferred stock and the exercise price of the warrants may be subject to certain adjustments. We issued the shares of preferred stock and warrants to the investors pursuant to Rule 506 of the Securities Act.

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

     Velocity previously exercised Series B Warrants to acquire 225,000 shares of our common stock at an exercise price of $1.00 per share. In addition, Velocity previously exercised Series B Warrants to acquire 67,780 shares of our common stock in consideration of Velocity's waiver of the premium accrued as of June 30, 2001 on shares of Preferred Stock held by Velocity.

     Effective as of July 19, 2001, we entered into a letter agreement ("Letter Agreement") with Velocity which modifies the terms of the Securities Purchase Agreement ("Purchase Agreement") dated February 2, 2001 between Velocity and us, as well as the terms of outstanding Series B Warrants ("Series B Warrants") we issued to Velocity pursuant to a Series B Warrant Agreement ("Series B Warrant Agreement") attached to the Purchase Agreement and shares of Series A Convertible Participating Preferred Stock (the "Preferred Stock") we issued to Velocity having the rights set forth in the Certificate of Designations, Preferences and Rights ("Certificate of Designations") attached to the Purchase Agreement. Under the terms of the Letter Agreement, we agreed to amend the terms of the Series B Warrant Agreement to allow Velocity to acquire 373,887 shares of our common stock under the Series B Warrant Agreement for no cash payment to us in consideration of Velocity's agreement to: (i) forego all future premiums to be paid pursuant to the Certificate of Designations on all shares of Preferred Stock acquired by Velocity, effective as of June 30, 2001, (ii) convert 144 shares of Preferred Stock held by Velocity on or before September 1, 2001, and
(iii) waive any and all rights of Velocity as set forth in the Purchase Agreement and related documents to object to financings in any form by us. Also, in connection with the Letter Agreement, Velocity converted 36 shares of Preferred Stock pursuant to notice we received on July 19, 2001. Velocity agreed to hold all shares of common stock obtained pursuant to the terms of the Letter Agreement until after the filing of this Form 10-Q. After the exercise of Series B Warrants pursuant to the Letter Agreement, no Series B Warrants will be outstanding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     The following instruments are included as exhibits to the report. Exhibits incorporated by reference are so indicated.

  EXHIBIT
  NUMBER                           DESCRIPTION
  ------                           -----------

  4.1(1)     - Form of Series A Convertible Participating Preferred Stock
               Certificate.

  4.2(1)     - Designations, Preferences and Rights of Series A Convertible
               Participating Preferred Stock of The viaLink Company.

  4.3(1)     - Form of Series A Warrant.

  4.4(1)     - Series B Warrant Dated February 7, 2001 by The viaLink Company in
               favor of Velocity Investment Partners Ltd.

  4.5(1)     - Form of Registration Rights Agreement by and among The viaLink
               Company and certain investors.

  10.1(1)    - Securities Purchase Agreement dated as of February 2, 2001 by and between The viaLink Company and Velocity Investment Partners Ltd.

  10.2(1)    - Form of Securities Purchase Agreement by and between The viaLink
               Company and certain investors.

  10.3(2)    - Secured Convertible Promissory Note dated as of April 10, 2001 issued by the Registrant in favor of Hewlett-Packard Company.

  10.4(2)    - Lock-up Agreement dated April 10, 2001 by and between the
               Registrant and Hewlett-Packard Company.

(1) Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated February 7, 2001.

(2) Incorporated herein by reference to the Registrant's Registration Statement on Form S-3 filed May 25, 2001.

(b) Reports on Form 8-K.

     The Registrant filed a Current Report on Form 8-K, dated June 1, 2001, reporting pursuant to Item 5 of such Form that we had issued a Press Release Announcing the receipt of remaining $2.0 million of finance package.

     The Registrant filed a Current Report on Form 8-K, dated July 6, 2001, reporting pursuant to Item 5 of such Form that (1) we intended to file a registration statement on Form S-3 relating to the public offering, pursuant to Rule 415 under the Securities Act of 1933, as amended, of up to an aggregate of $30,000,000 in common stock, preferred stock and warrants of the Company (the "Registration Statement"), and (2) in connection with the filing of the Registration Statement, the Company's independent auditors updated their Independent Auditors' Report on the Company's consolidated financial statements for the fiscal year ended December 31, 2000, with a modification regarding the Company's ability to continue as a going concern.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                THE VIALINK COMPANY
                                    (Registrant)

                                By: /s/ LEWIS B. KILBOURNE
                                    --------------------------------------------
                                                Lewis B. Kilbourne
                                              Chief Executive Officer

Date: July 30, 2001

                                By: /s/ BRIAN M. CARTER
                                    --------------------------------------------
                                                  Brian M. Carter
                                             Vice President of Finance
                                            Principal Accounting Officer
                                    (principal financial and accounting officer)

Date: July 30, 2001

                                  EXHIBIT INDEX

EXHIBIT
NUMBER         DESCRIPTION
------         -----------

4.1(1)     -   Form of Series A Convertible Participating Preferred Stock
               Certificate.

4.2(1)     -   Designations, Preferences and Rights of Series A Convertible
               Participating Preferred Stock of The viaLink Company.

4.3(1)     -   Form of Series A Warrant.

4.4(1)     -   Series B Warrant Dated February 7, 2001 by The viaLink Company in
               favor of Velocity Investment Partners Ltd.

4.5(1)     -   Form of Registration Rights Agreement by and among The viaLink
               Company and certain investors.

10.1(1)    -   Securities Purchase Agreement dated as of February 2, 2001 by and between The viaLink Company and Velocity Investment Partners Ltd.

10.2(1)    -   Form of Securities Purchase Agreement by and between The viaLink
               Company and certain investors.

10.3(2)    -   Secured Convertible Promissory Note dated as of April 10, 2001 issued by the Registrant in favor of Hewlett-Packard Company.

10.4(2)    -   Lock-up Agreement dated April 10, 2001 by and between the
               Registrant and Hewlett-Packard Company.

(1) Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated February 7, 2001.

(2) Incorporated herein by reference to the Registrant's Registration Statement on Form S-3 filed May 25, 2001.