Form 10-Q
period 2001-09-30
VIALINK CO
filed 2001-11-14
CIK 1017137

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes [X] No [ ]

         As of November 12, 2001, the issuer had 60,251,553 outstanding shares of Common Stock.





================================================================================

                         PART 1 -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               THE VIALINK COMPANY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    DECEMBER 31, 2000 AND SEPTEMBER 30, 2001


                                                                        DECEMBER 31,        SEPTEMBER 30,
                                                                            2000                2001
                                                                      ---------------      ---------------
                                                                                              (UNAUDITED)
                             ASSETS

 Current assets:
   Cash and cash equivalents ....................................     $     2,980,600      $       200,559
   Accounts receivable-- trade, net of allowance for
      doubtful accounts of  $158,000 and $162,000,
      respectively ..............................................             514,663              930,859
   Prepaid expenses and other current assets ....................             711,840              233,095
                                                                      ---------------      ---------------
           Total current assets .................................           4,207,103            1,364,513
 Furniture, equipment and leasehold improvements, net ...........           2,568,909            1,730,685
 Software development costs, net ................................           1,615,191            1,143,528
 Deferred service fees ..........................................           1,042,866                   --
 Other assets ...................................................              98,352               98,770
                                                                      ---------------      ---------------
           Total assets .........................................     $     9,532,421      $     4,337,496
                                                                      ===============      ===============

             LIABILITIES AND STOCKHOLDERS' DEFICIT

 Current liabilities:
   Accounts payable and accrued liabilities .....................     $     3,253,708      $     5,380,680
   Deferred revenue .............................................             122,640              264,114
   Capital lease obligation, current ............................              63,603                   --
                                                                      ---------------      ---------------
           Total current liabilities ............................           3,439,951            5,644,794
 Long-term liabilities:
   Capital lease obligation, long-term ..........................              70,560                   --
   Convertible note .............................................           7,313,836            3,702,474
                                                                      ---------------      ---------------
           Total long-term liabilities ..........................           7,384,396            3,702,474
           Total liabilities ....................................          10,824,347            9,347,268

 Stockholders' deficit:
   Series A Preferred stock, $.001 par value; 10,000,000
      shares authorized; 2,553 shares issued and
      outstanding at September 30, 2001 .........................                  --            7,251,066
   Common stock, $.001 par value; 150,000,000 shares
      authorized; 22,779,566 and 39,025,907 shares issued and
      outstanding, respectively .................................              22,780               39,026
   Additional paid-in capital ...................................          51,902,400           64,404,898
   Unearned stock compensation ..................................            (487,895)                  --
   Accumulated deficit ..........................................         (52,729,211)         (76,704,762)
                                                                      ---------------      ---------------
           Total stockholders' deficit ..........................          (1,291,926)          (5,009,772)
                                                                      ---------------      ---------------
           Total liabilities and stockholders' deficit ..........     $     9,532,421      $     4,337,496
                                                                      ===============      ===============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                               THE VIALINK COMPANY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 2001
                                   (UNAUDITED)

                                                              THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                         SEPTEMBER 30,
                                                       --------------------------------      -------------------------------
                                                           2000                2001              2000               2001
                                                       ------------        ------------      ------------       ------------
Revenues .........................................     $    370,001        $    744,939      $  1,020,015       $  2,701,914
Operating expenses:
  Customer operations ............................        1,725,605           1,206,791          5,421363          6,341,893
  Development ....................................        1,327,397           1,071,713         4,850,186          3,985,076
  Selling and marketing ..........................        2,328,685           1,395,203         8,085,979          6,154,345
  General and administrative .....................        3,984,860           2,628,790        10,470,514          5,735,262
  Depreciation and amortization ..................          452,923             381,968         1,055,031          1,183,412
                                                       ------------        ------------      ------------       ------------
          Total operating expenses ...............        9,819,470           6,684,465        29,883,073         23,399,988
                                                       ------------        ------------      ------------       ------------
Loss from operations .............................       (9,449,469)         (5,939,526)      (28,863,058)       (20,698,074)
Interest expense, net ............................         (337,013)            (71,837)       (2,288,305)          (349,704)
Gain on sale of assets ...........................               --                  --           124,419                 --
                                                       ------------        ------------      ------------       ------------
Net loss before extraordinary item ...............       (9,786,482)         (6,011,363)      (31,026,944)       (21,047,778)
  Extraordinary loss on modification of
    debt with Hewlett-Packard ....................               --                  --                --         (2,927,773)
                                                       ------------        ------------      ------------       ------------
Net loss .........................................       (9,786,482)         (6,011,363)      (31,026,944)       (23,975,551)
  Dividends on Series A preferred stock:
    Value of warrants and beneficial conversion ..               --                  --                --        (12,779,250)
                                                       ------------        ------------      ------------       ------------
    Stated dividend at 6% ........................               --            (147,461)               --           (401,315)
                                                       ------------        ------------      ------------       ------------
Net loss applicable to common stock ..............     $ (9,786,482)       $ (6,158,824)     $(31,026,944)      $(37,156,116)
                                                       ============        ============      ============       ============
Net loss applicable to common stock
  per common share--
    Basic and diluted ............................     $      (0.46)       $      (0.21)     $      (1.51)      $      (1.44)
                                                       ============        ============      ============       ============
Weighted average common shares outstanding--
    Basic and diluted ............................       21,308,576          29,411,463        20,482,226         25,760,477
                                                       ============        ============      ============       ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                               THE VIALINK COMPANY

           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                   (UNAUDITED)


                                                       PREFERRED STOCK                    COMMON STOCK               ADDITIONAL
                                              -------------------------------   -------------------------------        PAID-IN
                                                  SHARES           AMOUNTS          SHARES           AMOUNTS           CAPITAL
                                              --------------   --------------   --------------   --------------    --------------
Balance, December 31, 2000 ..................             --   $           --       22,779,566   $       22,780    $   51,902,400
  Exercise of stock options and
     warrants ...............................                                        1,491,323            1,491           418,050
  Intrinsic value of stock options issued
     to employees ...........................                                                                             140,000
  Stock issued under employee
     stock purchase plan ....................                                          191,250              191           208,617
  Fair value adjustment, options
     issued to service providers ............                                                                             (17,243)
  Fair value of warrants issued to
     Hewlett-Packard ........................                                                                           2,927,773
  Conversion of note payable into
     common stock ...........................                                        2,175,893            2,176         3,805,637
  Amortization of unearned
     stock compensation .....................
  Proceeds from issuance of
     Common Stock ...........................                                        8,168,848            8,169         1,187,863
  Proceeds from issuance of
     Series A Preferred Stock ...............          4,647               --                                          12,779,250
  Offering and registration costs ...........                                                                          (1,692,164)
  Dividends on Series A Preferred Stock:
     Beneficial conversion feature ..........                      12,779,250                                         (12,779,250)
     Stated dividend at 6% ..................                         401,315                                            (401,315)
  Common Stock Issued:
     Conversion of Series A Preferred .......         (2,094)      (5,758,500)       4,131,857            4,132         5,754,368
     Dividends paid with common stock .......                        (170,999)          87,170               87           170,912
  Net loss ..................................
                                              --------------   --------------   --------------   --------------    --------------
Balance, September 30, 2001 .................          2,553   $    7,251,066       39,025,907   $       39,026    $   64,404,898
                                              ==============   ==============   ==============   ==============    ==============



                                                   UNEARNED
                                                     STOCK        ACCUMULATED
                                                 COMPENSATION       (DEFICIT)           TOTAL
                                                --------------   --------------    --------------
Balance, December 31, 2000 ..................   $     (487,895)  $  (52,729,211)   $   (1,291,926)
  Exercise of stock options and
     warrants ...............................                                             419,541
  Intrinsic value of stock options issued
     to employees ...........................                                             140,000
  Stock issued under employee
     stock purchase plan ....................                                             208,808
  Fair value adjustment, options
     issued to service providers ............                                             (17,243)
  Fair value of warrants issued to
     Hewlett-Packard ........................                                           2,927,773
  Conversion of note payable into
     common stock ...........................                                           3,807,813
  Amortization of unearned
     stock compensation .....................          487,895                            487,895
  Proceeds from issuance of
     Common Stock ...........................                                           1,196,032
  Proceeds from issuance of
     Series A Preferred Stock ...............                                          12,779,250
  Offering and registration costs ...........                                          (1,692,164)
  Dividends on Series A Preferred Stock:
     Beneficial conversion feature ..........                                                  --
     Stated dividend at 6% ..................                                                  --
  Common Stock Issued:
     Conversion of Series A Preferred .......                                                  --
     Dividends paid with common stock .......                                                  --
  Net loss ..................................                       (23,975,551)      (23,975,551)
                                                --------------   --------------    --------------
Balance, September 30, 2001 .................   $           --   $  (76,704,762)   $   (5,009,772)
                                                ==============   ==============    ==============


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                               THE VIALINK COMPANY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 2001
                                   (UNAUDITED)

                                                                          2000              2001
                                                                      ------------      ------------
Cash flows from operating activities:
  Net loss ......................................................     $(31,026,944)     $(23,975,551)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization ..............................        1,422,519         1,655,075
     Amortization of unearned stock compensation ................        1,746,896           627,895
     Non-cash service costs for warrants and options issued to
       service providers ........................................        2,167,848         1,025,623
     Non-cash interest expense on convertible debt ..............        2,909,198           471,555
     Non-cash extraordinary loss on modification
       of debt with Hewlett-Packard .............................               --         2,927,773
     Professional fees paid with common shares ..................        1,185,883                --
     Write-off deferred offering costs ..........................          406,248                --
     Increase (decrease) in cash for changes in:
       Accounts receivable, net .................................         (207,284)         (416,196)
       Other receivables ........................................          348,592            54,046
       Prepaid expenses and other assets ........................          (10,046)          374,281
       Accounts payable and other current liabilities ...........          542,181         1,851,868
       Deferred revenue .........................................               --           141,474
                                                                      ------------      ------------
          Net cash used in operating activities .................      (20,514,909)      (15,262,157)
                                                                      ------------      ------------
Cash flows from investing activities:
  Capital expenditures ..........................................         (990,269)         (479,351)
  Purchase of short-term investments ............................       (1,524,698)               --
  Proceeds upon maturity of short-term investments ..............        8,004,141                --
  Investment in note receivable .................................         (265,000)               --
  Capitalized expenditures for software development .............         (494,885)               --
                                                                      ------------      ------------
          Net cash provided by (used in) investing activities ...        4,729,289          (479,351)
                                                                      ------------      ------------
Cash flows from financing activities:
  Proceeds from issuance of  Series A Preferred Stock ...........               --        12,779,250
  Proceeds from exercise of stock options, warrants and
     stock purchase plans .......................................          953,914           628,349
  Proceeds from issuance of common stock, net of expenses .......       15,167,800         1,196,032
  Payments of offering and registration costs ...................         (406,248)       (1,642,164)
                                                                      ------------      ------------
          Net cash provided by financing activities .............       15,715,466        12,961,467
                                                                      ------------      ------------
Net increase (decrease) in cash and cash equivalents ............          (70,154)       (2,780,041)
Cash and cash equivalents, beginning of period ..................        8,616,305         2,980,600
                                                                      ------------      ------------
Cash and cash equivalents, end of period ........................     $  8,546,151      $    200,559
                                                                      ============      ============
Supplemental schedule of non-cash activities:
  Issuance of common stock for software development
    services ....................................................     $    478,152      $         --
                                                                      ============      ============
  Conversion of capital lease into operating lease ..............     $         --      $    134,163
                                                                      ============      ============
  Dividend payable on Series A Preferred Stock ..................     $         --      $    401,315
                                                                      ============      ============
  Dividends on Series A Preferred Stock paid with common stock ..     $         --      $    170,999
                                                                      ============      ============
  Conversion of notes payable into common stock .................     $         --      $  3,807,813
                                                                      ============      ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                               THE VIALINK COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

     We provide subscription-based, business-to-business electronic commerce services that enable food industry participants to manage their highly complex supply chain information efficiently. Our core service, syncLink(SM), allows manufacturers, wholesalers, distributors, sales agencies (such as food brokers) retailers and foodservice operators to communicate and synchronize item, price and promotion information in a more cost-effective and accessible way than has been possible using traditional electronic and paper-based methods. Our additional services, which are all built on the syncLink foundation, include distribuLink(SM) for chain pricing data and the viaLink Partner Package, our advanced e-business practices product suite.

     Our clients and customers range from small, rapidly growing companies to large corporations in the consumer packaged goods and grocery industries and are geographically dispersed throughout the United States.

     Our strategy is to continue our investment in marketing and sales activities, development of our viaLink services and customer support services to facilitate our plan to penetrate the market and build recurring revenues generated from subscriptions to our viaLink services. Consequently, we resemble a development stage company and will face many of the inherent risks and uncertainties that development stage companies face. There can be no assurance, however, that these efforts will be successful. Our failure to execute our strategy successfully would have a material adverse effect on our business, financial condition and results of operations, including our viability as an enterprise. As a result of the high level of expenditures for investment in technology development, implementation, customer support services, and selling and marketing expenses, we expect to incur losses in the foreseeable future periods until such time, if ever, as the recurring revenues from our viaLink services are sufficient to cover the expenses.

     We reported a substantial loss from operations for the fiscal years ended December 31, 1999 and 2000, and we expect to incur substantial losses for the fiscal year ending December 31, 2001. The extent of these losses will depend primarily on the amount of revenues generated from implementations of and subscriptions to our viaLink services, which have not yet achieved market acceptance or significant market penetration and the amount of expenses incurred in generating these revenues. In order to achieve market penetration and acceptance we expect to continue our high level of expenditures for development of our viaLink services. These expenses have substantially exceeded our revenues.

     We have incurred operating losses and negative cash flow in the past and expect to incur operating losses and negative cash flow into 2002. During the second quarter of 2001 we began to experience delays in signing small supplier customers which were an important component of our expected implementation revenues and these delays continued in the third quarter of 2001. These efforts are a part of our retailer 'community development' activities. We continue to pursue sales efforts with the small suppliers and still believe that they will become subscribers to our services. Due to these delays, we have focused our sales efforts on larger customers which each have a more incremental effect to increasing subscription revenues. Our increase in the number of larger customers did not offset the unexpected delays in revenues from smaller supplier customers.

     The delay in generating revenues creates a need for us to obtain additional capital in order for us to execute our current business plan successfully. The amount of additional capital will be dependent upon (a) the timing of additional customer signings, (b) our signing an international license agreement upon terms currently anticipated, (c) our ability to sustain current decreased levels of spending, and/or (d) the amount of, if any, unanticipated expenditures. There can be no assurance as to whether, when or the terms upon which any such capital may be obtained. Any failure to obtain an adequate and timely amount of additional capital on commercially reasonable terms could have a material adverse effect on our business, financial condition and results of operations, including our viability as an enterprise.


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

     Operating results for the nine month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2001.

     In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB
101), providing the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. We adopted SAB 101 effective for the year ended December 31, 2000. The adoption of SAB 101 results in the deferral of a portion of our implementation revenue and expenses for each customer over the period the subscription-based viaLink services are provided. Adoption of SAB 101 resulted in increased implementation revenues and expenses of $4,343 for the nine month period ended September 30, 2000.

3. RECONCILIATION FOR BASIC AND DILUTED EARNINGS PER SHARE ("EPS")

     For the three months ended September 30, 2001, options to purchase 13,484,338 shares at a weighted average exercise price of $5.62, 2,176,000 shares of common stock to be issued upon the conversion of the note issued to Hewlett-Packard, 7,534,000 shares of common stock to be issued upon the remaining conversion of our Series A Preferred Stock at an effective conversion price of $0.9625 per share and warrants to purchase common shares at exercise prices in the following table were outstanding, but were not included in the computation of diluted earnings per share because the effect of these outstanding options, stock issuable upon conversion of debt and Preferred Stock and warrants would be antidilutive.

       UNDERLYING COMMON SHARES                     EXERCISE PRICE
       ------------------------                     --------------
                40,000                              $      1.50
               464,700                                     2.75
                66,667                                     3.00
             5,769,358                                     3.75
               883,391                                     5.66
                50,029                                    10.16
                43,164                                    29.19
                 3,943                                    31.23

     For the three months ended September 30, 2000, options to purchase 11,076,776 shares at a weighted average exercise price of $6.90 and warrants to purchase 43,000, 746,268 and 40,080 shares of common stock at $1.50, $6.70 and $41.92, respectively, and 3,795,000 shares of common stock to be issued upon the conversion of the note issued to Hewlett-Packard were outstanding, but were not included in the computation of diluted earnings per share because the effect of these outstanding options, warrants and stock issuable upon conversion of debt would be antidilutive.


4. INCOME TAXES

     SFAS 109 requires that the Company record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax asset depends on the Company's ability to generate sufficient taxable income in the future. The Company has recognized a full valuation allowance for the amount of net deferred tax asset at December 31, 2000 and September 30, 2001 since the Company resembles a development stage company and has no history of profitability.

5. PREFERRED STOCK

     On February 2, 2001 we entered into a series of agreements pursuant to which investors paid us an aggregate of $10,018,250 in consideration for (1) 3,643 shares of our Series A Convertible Participating Preferred Stock convertible into shares of our common stock at an initial conversion price of $2.75 per share and (2) Series A Warrants to purchase up to 3,643,000 shares of our common stock at initial exercise price of $3.75 per share. On March 30, 2001, we received approval of our stockholders with respect to the issuance as required by NASD Rule 4350. The conversion price of the Series A Preferred Stock is subject to certain adjustments. On September 30, 2001, the conversion price of the Series A Preferred Stock was adjusted per the terms of our Certificate of Designation to $1.925 per share.

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

     The proceeds from issuance of the Series A Convertible Participating Preferred Stock and the Series A Warrants were allocated to each instrument based on their relative fair values. Additionally, the Series A Convertible Preferred Stock includes a beneficial conversion ratio at the issuance date. The fair value of the Warrants and the intrinsic value of the beneficial conversion ratio, limited to the amount of proceeds, are deemed a dividend to holders of the Preferred Stock. The Warrants are exercisable and the Preferred Stock is convertible immediately. The sum of the relative fair value of the Series A Warrants and the intrinsic value of the beneficial conversion ratio of the Series A Convertible Participating Preferred Stock was determined to be in excess of the total proceeds received by the Company; therefore, the entire $12,779,250 in proceeds is considered a non-cash dividend to the Series A Convertible Participating Preferred Stock shareholders recorded at the date of issuance and included in the determination of net loss applicable to common stock for the first quarter and second quarter of 2001. The dividend from issuance through conversion will reflect the stated dividend of 6.0% per year.

     In October 2001, we entered into agreements with the holders of our Series A Preferred Stock pursuant to which the terms of the Series A Preferred Stock were modified to include an adjustment of the conversion price from $0.9625 to $0.82, the in-kind pre-payment of the present value of future premiums and an adjustment of the Series A Warrant Exercise price to $0.10 per share if such warrants were exercised prior to October 31, 2001 and $0.30 if exercised thereafter. During October 2001, 2.8 million shares of our common stock were issued upon exercise of these warrants at $0.10 per share and warrants to purchase 1.3 million shares at $0.30 remained unexercised at November 12, 2001. As of November 12, 2001, all Series A Preferred Stock had been converted into common stock.

     On November 7, 2001 we filed a prospectus supplement, pursuant to which, we offered 150 Shares of our Series B Convertible Preferred Stock and Warrants to purchase 2,500,000 shares of our common stock to SDS Merchant Fund, L.P. ("SDS"). The Series B Convertible Preferred Stock, par value $.001 per share, is convertible into shares of our common stock in the manner, and upon the terms, provisions and conditions set forth in the Certificate of Designation of the Preferred Stock. The conversion price of the Series B Convertible Preferred Stock is subject to certain adjustments under the terms of the Certificate of Designation. The proceeds from issuance of the Series B Convertible Participating Preferred Stock and Warrant issued to SDS will be allocated to each instrument based on their relative fair values. Additionally, the Series B Convertible Preferred Stock includes a beneficial conversion ratio at the issuance date. The fair value of the Warrants and the intrinsic value of the beneficial conversion ratio, limited to the amount of proceeds, will be deemed a dividend to holders of the Preferred Stock and will be considered a non-cash dividend to the Series B Convertible Preferred Stock shareholders recorded at the date of issuance and will be included in the determination of net loss applicable to common stock for the fourth quarter of 2001.

6. TRANSACTIONS WITH HEWLETT-PACKARD

     In April 2001, Hewlett-Packard converted $3.8 million of their secured convertible promissory note into 2.2 million shares of our common stock. In connection with this conversion we modified certain terms of the secured convertible promissory note for the remaining balance equal to $3.8 million. The modified note provided for: a) a decrease in the stated interest rate to 6.0% per year; b) a cash payment of $275,104 representing a closing fee; c) principal and interest payments payable in twelve monthly installments of $326,094 beginning January 1, 2002 and a maturity date of February 1, 2003. In connection with the conversion and the modification of the note, we issued Hewlett-Packard warrants to purchase 1,384,658 shares of common stock at a purchase price of $3.75 per share. These transactions with Hewlett-Packard resulted in an extraordinary loss of approximately $2.9 million recorded in the second quarter of 2001. The extraordinary loss represents the excess of the fair value of the modified secured convertible promissory note and warrants issued over the $3.8 million recorded value of the remaining portion of the convertible debt at the time of the modification in accordance with the requirements of EITF 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments."

     At December 31, 2000 and September 30, 2001 the Company had current liabilities of approximately $0.2 million and $2.0 million, respectively, due to Hewlett-Packard for hosting services and operating leases. These amounts are included in accounts payable and accrued expenses.

     On November 13, 2001, the Company entered into a Settlement, Amendment, and Mutual Release Agreement with Hewlett-Packard Company whereunder (1) any and all past due amounts under any obligation of the Company to Hewlett-Packard were forgiven and the Company was released from any and all claims by Hewlett-Packard of any kind including those based upon the antecedent debts, (2) the principal amount of $3,807,812.59 under an April 10, 2001, secured convertible promissory note was forgiven, (3) the security interest of Hewlett-Packard in the Company's intellectual property was terminated, (4) the Company's purchase option for various items of equipment under expired equipment leases was preserved to allow the Company to purchase computer equipment having a value of approximately $100,000, and (5) the monthly payments under an ongoing equipment lease and support agreement were lowered to approximately $200,000, all in exchange for the Company's agreeing to (a) pay the sum of $1,000,000 to Hewlett-Packard, (b) restructure and extend the term of the equipment lease with Hewlett-Packard by adding an additional year to the term, thus ending the lease in July 2004, (c) repricing 1,384,658 warrants for common stock of the Company obtained by Hewlett-Packard in connection with the April 10, 2001, promissory note from $3.75 per share to $0.10 per share, and (d) releasing Hewlett-Packard from any and all claims. Under the terms of this agreement Hewlett-Packard will maintain a security interest in the equipment it leases to the Company on a going forward basis.

     These agreements with Hewlett-Packard result in the elimination of any further payment on amounts due prior to November 13, 2001 which will decrease operating expenses recorded in the fourth quarter 2001 for expenses and accounts payable previously recorded. Additionally, these agreements will result in a extraordinary gain recorded in the fourth quarter for the excess of the recorded value of the convertible debt over the combination of our payment to Hewlett-Packard and the fair value of modification to the warrants.


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

OVERVIEW

     We provide subscription-based, business-to-business electronic commerce services that enable food industry participants to manage their highly complex supply chain information efficiently. Our core service, syncLink(SM), allows manufacturers, wholesalers, distributors, sales agencies (such as food brokers), retailers and foodservice operators to communicate and synchronize item, price and promotion information in a more cost-effective and accessible way than has been possible using traditional electronic and paper-based methods. Our additional services, which are all built on the syncLink foundation, include distribuLink(SM) for chain pricing data and the viaLink Partner Package, our advanced e-business practices product suite.

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

     We expect to generate our future revenues from monthly subscriptions to our services. For use of our syncLink service, our customers pay us either a flat monthly subscription rate or a rate based on the number of trading partners and the size and complexity of the trading relationships. Our other services are available for additional monthly subscription fees.

     We also charge an implementation fee ranging from approximately $1,000 for an on-line implementation to over $100,000 for more complex supplier and retailer installations. Our implementation fees are separately priced based on time and materials. Implementation costs consist primarily of labor by technical support personnel to configure customer data and establish a connection to our services.

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

     We reported a substantial loss from operations for the fiscal years ended December 31, 1999 and 2000, and we expect to report substantial losses for the fiscal year ended December 31, 2001. The extent of these losses will depend primarily on the amount of revenues generated from implementations of and subscriptions to our viaLink services, which have not yet achieved market acceptance or significant market penetration and the amount of expenses incurred in generating these revenues. In order to achieve market penetration, we expect to continue our expenditures for technology and product development and other technology and database costs. These expenses substantially exceed our revenues, which to date have been significantly less than our costs. As a result, we expect to incur losses in future periods until such time as the recurring revenues from these services are sufficient to cover expenses.

     During the second quarter of 2001, the company commenced implementation of a cost cutting program. Initiatives included the closing of offices in Edmond, Oklahoma and Chicago, Illinois, a voluntary 25 percent base pay deferral and bonus elimination by senior management, realignment of development expenses in conjunction with customers' near-term implementation schedules and lower vendor service costs. The actions reduced monthly cash requirements by about 25 percent and are expected to result in annualized savings of approximately $8.0 million to the company.

     During the third quarter of 2001, the company continued its efforts to reduce its cost structure. The reductions included a reduction in the then current workforce of approximately 45 percent, salary reductions for remaining employees, including additional salary reductions by senior management, and expense reductions including travel, administrative and vendor service costs. As a result of these changes, we expect to have gross cash operating expenses of approximately $1 million per month (excluding non-cash items), compared to average gross cash operating expenses of $2.4 million per month for the first six months of this year. The resulting decreased operating expenses only impacted the operating results for less than a month during the third quarter of 2001. We expect the impact of these reductions to be fully reflected in a decrease in operating expenses in the fourth quarter.


RESULTS OF OPERATIONS

     Comparison of Third Quarter 2000 ("2000") to Third Quarter 2001 ("2001")

     Revenues. Our revenues are comprised of revenues for subscriptions to our services, implementation revenues and certain revenues for Web-hosting services. We are no longer providing Web-hosting services. The following table sets forth for the periods indicated the components of revenue included in our consolidated statements of operations:

                                  2000            2001
                              -----------     -----------
Revenues:
  Subscription ..........     $   128,259     $   415,685
  Implementation ........         175,592         329,254
  Hosting ...............          66,150              --
                              -----------     -----------
  Total revenues ........     $   370,001     $   744,939
                              ===========     ===========

     Subscription and implementation revenues increased from 2000 to 2001 reflecting the increases in the number of implementations and increases in subscribers from 705 at September 30, 2000 to 775 at September 30, 2001. We expect continued increases in the number of customers purchasing implementation and subscription services. Additionally, during 2000, we increased the subscription rates that we charge for our services. Our current pricing for retailers ranges from $25 per supplier per month for a small retailer and a flat rate of up to $37,500 per month for the largest retailers. Our pricing for suppliers ranges from $25 per retailer up to $5,000 per retailer per month and a flat subscription price of up to $100,000 per month.

     Customer Operations. Customer operations expense consists of personnel costs associated with implementation, consulting and other services and costs of operating, maintaining and accessing our technical operations and hosting facilities. Customer operations expense also includes the cost of providing support and maintenance to customers. Our customer operations expense decreased from $1.7 million in 2000 to $1.2 million in 2001. This decrease is due primarily to decreased personnel and contract labor costs offset in part by increases in communications expenses and our expanded operations platform at Hewlett-Packard. Our customer operations team consisted of 20 people at September 30, 2001. In March 2001 we completed the installation of approximately $5.0 million in hardware and software which we have leased from Hewlett-Packard to expand our operations platform. The costs for our operating platform are generally fixed and represent the operating capacity necessary for expected growth into 2002. Additionally, we expect the fourth quarter of 2001 to reflect the full impact of our cost reduction efforts during the second and third quarter.

     Development. Development expense includes personnel and contract labor costs and professional fees incurred for product development, enhancements, upgrades, quality assurance and testing. Our development expenses decreased from $1.3 million in 2000 to $1.1 million in 2001. This decrease is due to decreased use of service providers to provide development resources during 2001 and decreases in personnel costs. Our development team consisted of 23 people at September 30, 2001. We are currently undertaking various projects to expand the functionality of our services, including internationalization, that we expect will result in the continuance of these expenses for the foreseeable future. Additionally, development expense includes $0.3 million and $0.2 million of non-cash service costs in 2000 and 2001 for the amortization of a portion of the fair value of the warrants and options issued to alliance partners and other service providers reflecting the development efforts provided during 2000 and 2001. We expect the fourth quarter of 2001 to reflect the full impact of our cost reduction efforts during the second and third quarter.

     Selling and Marketing. Selling and marketing expense consists primarily of personnel costs, travel, promotional events, including trade shows, seminars and technical conferences, advertising and public relations programs. Selling and marketing expense decreased from $2.3 million in 2000 to $1.4 million in 2001. During 2000, we incurred $1.0 million in advertising, promotion and professional fees to increase the awareness of our viaLink services including the design and production of new sales collateral, media insertion costs and participation in industry trade shows. During 2001, we incurred $0.3 million in advertising, promotion and professional fees to promote our services. Our sales and marketing team included 15 people at September 30, 2001. Additionally, selling and marketing expense includes $0.3 million and $0.2 million of non-cash service costs in 2000 and 2001, respectively, for the amortization of a portion of the fair value of the warrants and options issued to alliance partners and other service providers reflecting the selling and marketing efforts provided during 2000 and 2001. We expect the fourth quarter of 2001 to reflect the full impact of our cost reduction efforts during the second and third quarter.

     General and Administrative (G&A). G&A expense consists primarily of the personnel and other costs of the finance, human resources, administrative and executive departments and the fees and expenses associated with legal, accounting and other services. G&A expense decreased from $4.0 million in 2000 to $2.6 million in 2001. This decrease in G&A expense is attributable to several factors: a) decrease of $0.4 million in employee compensation from 2000 to 2001;
b) decrease of $0.3 million in legal and other professional fees; and c) a decrease of $1.3 million in recruiting fees and relocation of our offices from Edmond, Oklahoma to Dallas, Texas. These decreases were offset, in part, by $1.2 million in expenses recorded in the third quarter in connection with our office closure and certain severance agreements with employees that were terminated. We expect the fourth quarter of 2001 to reflect the full impact of our cost reduction efforts during the second and third quarter.

     Depreciation and Amortization. Depreciation and amortization expense decreased from $0.5 million in 2000 to $0.4 million in 2001. This decrease reflects an increase in the number of fully depreciated assets offset in part by the effect of capital expenditures in 2000 and 2001 for new computer hardware and software to support the viaLink services.

     Interest Expense, Net. Interest expense, net, decreased from approximately $0.3 million in 2000 to approximately $0.1 million in 2001. This decrease reflects the completion of the amortization of the beneficial conversion feature of the convertible note with Hewlett-Packard, partial conversion of the note payable in April of 2001 and decreases in interest income on short-term investments from approximately $0.2 million in 2000 to less than $0.1 million in 2001.

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

     Interest expense in the fourth quarter will include the stated interest on the convertible note at 6.0% interest and imputed interest for the discount recorded for the discount paid in the form of the closing fee through November 13, 2001, net of interest income earned on cash equivalents and short-term investments. Interest income on short-term investments was $0.2 million in 2000 and less than $0.1 million in 2001.

     Dividends on Series A Preferred Stock. Dividends on Series A Preferred Stock include the allocation of the proceeds received to the warrants issued and beneficial conversion features of the Series A Preferred Stock of $2,139,500. Additionally, dividends have been accrued at the rate of 6.0% per annum from the date of issuance through September 30, 2001. Dividends on the Series A Preferred Stock will accrue until the preferred stock is converted into common stock.

     Comparison of the Nine Months Ended September 30, 2000 ("2000") to the Nine Months Ended September 30, 2001 ("2001")

     Revenues. Our revenues are comprised of revenues for subscriptions to our services, implementation revenues and certain revenues for Web-hosting services. We do not expect Web-hosting revenues to continue in the future. The following table sets forth for the periods indicated the components of revenue included in our consolidated statements of operations:

                                  2000             2001
                              ------------     ------------
Revenues:
  Subscription ..........     $    348,809     $    870,578
  Implementation ........          469,006        1,831,336
  Hosting ...............          202,200               --
                              ------------     ------------
  Total revenues ........     $  1,020,015     $  2,701,914
                              ============     ============

     Subscription and implementation revenues increased from 2000 to 2001 reflecting the increases in the number of implementations and increases in subscribers from 705 at September 30, 2000 to 775 at September 30, 2001. We expect continued increases in the number of customers purchasing implementation and subscription services. Additionally, during 2000, we increased the subscription rates that we charge for our services. Our current pricing for retailers ranges from $25 per supplier per month for a small retailer and a flat rate of up to $37,500 per month for the largest retailers. Our pricing for suppliers ranges from $25 per retailer up to $5,000 per retailer per month and a flat subscription price of up to $100,000 per month.

     Customer Operations. Customer operations expense consists of personnel costs associated with implementation, consulting and other services and costs of operating, maintaining and accessing our technical operations and hosting facilities. Customer operations expense also includes the cost of providing support and maintenance to customers. Our customer operations expense increased from $5.4 million in 2000 to $6.3 million in 2001. This increase is due primarily to increases in personnel costs for our implementation and customer service teams during early 2001 prior to our reduction in staff during the third quarter, increased communications expenses and our expanded operations platform at Hewlett-Packard. We expect the fourth quarter of 2001 to reflect the full impact of our cost reduction efforts during the second and third quarter.

     Development. Development expense includes personnel and contract labor costs and professional fees incurred for product development, enhancements, upgrades, quality assurance and testing. Our development expenses decreased from $4.9 million in 2000 to $4.0 million in 2001. The decrease is due primarily to our decreased use of alliance partners and other service providers to provide development resources during 2001. In 2000, we incurred $0.6 million in development services provided by Cap Gemini Ernst & Young. These services did not recur in 2001. The decrease is offset in part by increased personnel costs for our development staff prior to our reduction in staff during the third quarter of 2001. We are currently undertaking various projects to expand the functionality of our services, including internationalization, that we expect will result in the continuance of these expenses for the foreseeable future. Additionally, development expense includes $0.9 million and $0.5 million of non-cash service costs in 2000 and 2001, respectively, for the amortization of a portion of the fair value of the warrants and options issued to alliance partners and other service providers reflecting the development efforts provided during 2000 and 2001. We expect the fourth quarter of 2001 to reflect the full impact of our cost reduction efforts during the second and third quarter.

     Selling and Marketing. Selling and marketing expense consists primarily of personnel costs, travel, promotional events, including trade shows, seminars and technical conferences, advertising and public relations programs. Selling and marketing expense decreased from $8.1 million in 2000 to $6.2 million in 2001. During 2000, we incurred $3.8 million in advertising, promotion and professional fees to increase the awareness of our viaLink services including the design and production of new sales collateral, media insertion costs and participation in industry trade shows. During 2001, we incurred $1.8 million in advertising, promotion and professional fees to promote our services. Our sales and marketing team included 21 people at September 30, 2000 and 15 people at September 30, 2001. Additionally, selling and marketing expense includes $1.2 million and $0.5 million of non-cash service costs in 2000 and 2001, respectively, for the amortization of a portion of the fair value of the warrants and options issued to alliance partners and other service providers reflecting the selling and marketing efforts provided during 2000 and 2001. We expect the fourth quarter of 2001 to reflect the full impact of our cost reduction efforts during the second and third quarter.

     General and Administrative (G&A). G&A expense consists primarily of the personnel and other costs of the finance, human resources, administrative and executive departments and the fees and expenses associated with legal, accounting and other services. G&A expense decreased from $10.5 million in 2000 to $5.7 million in 2001. This decrease in G&A expense is attributable to several factors: a) decrease of $1.8 million in employee compensation from 2000 to 2001;
b) decrease of $0.8 million in legal and other professional fees; c) decrease of $1.5 million in recruiting fees and relocation of our offices from Edmond, Oklahoma to Dallas, Texas; e) a decrease of $1.1 million for the write-off of deferred offering and other costs; and f) an decrease of $0.5 million in travel costs. These decreases were offset, in part, by $1.2 million in expenses recorded in connection with our office closure and certain severance agreements with employees that were terminated. We expect the fourth quarter of 2001 to reflect the full impact of our cost reduction efforts during the second and third quarter.

     Depreciation and Amortization. Depreciation and amortization expense increased from $1.1 million in 2000 to $1.2 million in 2001. This increase reflects the effect of capital expenditures in 2000 and 2001 for new computer hardware and software to support the viaLink services offset in part by increases in fully depreciated assets.

     Interest Expense, Net. Interest expense, net, decreased from approximately $2.3 million in 2000 to approximately $0.3 million in 2001. This decrease reflects the completion of the amortization of the beneficial conversion feature of the convertible note with Hewlett-Packard, partial conversion of the note payable in April of 2001 and decreases in interest income on short-term investments.

     Dividends on Series A Preferred Stock. Dividends on Series A Preferred Stock include the allocation of the proceeds received to the warrants issued and beneficial conversion features of the Series A Preferred Stock of $12.8 million. Additionally, dividends of $0.4 million have been accrued at the rate of 6.0% per annum from the date of issuance through September 30, 2001. We will continue to accrue dividends through the date that that the Series A Preferred Stock is converted into common stock.


LIQUIDITY AND CAPITAL RESOURCES

     In connection with filing of a registration statement on Form S-3, our independent auditors have updated their Independent Auditors' Report on the Company's consolidated financial statements for the fiscal year ended December 31, 2000, with a modification regarding the Company's ability to continue as a going concern. The going concern modification is contained in an explanatory paragraph to the Independent Auditors' Report which also references note 13(b) to the consolidated financial statements for the year ended December 31, 2000. The consolidated financial statements for the year ended December 31, 2000, including the updated notes thereto and the updated Independent Auditors' Report are attached as an exhibit to our Form 8-K filed with the SEC on July 6, 2001.
Note 13(b) states that the following factors raise substantial doubt about our ability to continue as a going concern: (i) we have generated net losses for the years ended December 31, 1999 and 2000 and have generated an accumulated deficit of $53 million as of December 31, 2000, (ii) we have historically funded operations with the proceeds from the sale of preferred and common stock, (iii) we have not generated positive cash flows from operations in 1999 and 2000 and do not expect to generate positive cash flows from operations in 2001, and (iv) we will need additional debt or equity financing to sustain operations through the balance of 2001. The note also states that any failure to obtain an adequate and timely amount of additional capital on commercially reasonable terms could have a material adverse effect on the business, financial condition and the results of operations of the Company, including its viability as an enterprise.

     We received a letter from the Nasdaq Stock market, Inc ("Nasdaq") stating that, as of July 10, 2001, we did not satisfy the Nasdaq National market continued inclusion requirements because our market capitalization had been below the minimum $50 million threshold for 10 consecutive trading days. In accordance with Nasdaq rules, Nasdaq provided us until August 10, 2001 to regain compliance by obtaining a minimum market capitalization of $50 million for a minimum of ten consecutive trading days. Our hearing before a Nasdaq Listing Qualifications Panel to appeal the staff determination occurred October 18, 2001. viaLink's common stock will continue to trade on The Nasdaq National Market pending the Panel's decision. If we are unable to satisfy the continued inclusion requirements for the Nasdaq National Market, Nasdaq will provide us with written notification that our securities will be delisted. In the event of notice of delisting, and if we qualify for inclusion on the Nasdaq SmallCap Market, we may consider application. To apply for inclusion on the Nasdaq SmallCap Market we are required to have and maintain, among other things, shareholders' equity of at least $2.5 million or a market capitalization of at least $35 million. On November 12, 2001, we did not meet the requirements to apply for inclusion on the Nasdaq SmallCap market. On November 12, 2001, our market capitalization was $21.1 million. There can be no assurance, however, that we will be successful in qualifying for application for inclusion on the Nasdaq SmallCap Market, or if successful, that we will be able to maintain all listing qualifications.

     Our principal potential sources of liquidity are cash on hand, cash generated from operations and cash provided from financing activities. As of September 30, 2001, we had cash and cash equivalents of $0.2 million.

     During the nine months ended September 30, 2001, we used $15.3 million in operating activities compared to using $20.5 million during the nine months ended September 30, 2000. Cash used in operating activities during 2001 reflects a net loss of $24.0 million. Cash used in operating activities also reflects $2.1 million for non-cash stock compensation and interest expense for the Hewlett-Packard note, non-cash extraordinary loss of $2.9 million upon the modification of the Hewlett-Packard note, $1.7 million of depreciation and amortization and a $2.0 million increase in cash provided by other working capital changes.

     During the nine months ended September 30, 2001, we used approximately $0.5 million in investing activities reflecting capital expenditures compared to capital expenditures and software development costs of approximately $1.5 million in 2000.

     During the nine months ended September 30, 2001, financing activities provided net cash of $13.0 million, primarily the result of the issuance of 4,647 shares of Series A Preferred Stock and 8.2 million shares of our common stock, less offering and registration costs of $1.6 million. Additionally, we received $0.6 million in proceeds from the exercise of our stock options and warrants and stock purchase plans.

     We have incurred operating losses and negative cash flow in the past and expect to incur operating losses and negative cash flow until early 2002. During the second quarter of 2001 we began to experience delays in signing small supplier customers which were an important component of our expected implementation revenues for the second quarter of 2001 and these delays have continued in the third quarter. These efforts are a part of our retailer 'community development' activities. We continue to pursue sales efforts with the small suppliers and still believe that they will become subscribers to our services. Due to these delays, we have focused our sales efforts on larger customers which each have a more incremental effect to increasing subscription revenues. Our increase in the number of larger customers did not offset the unexpected delays in revenues from smaller supplier customers.

     The delay in generating revenues creates a need for us to obtain additional capital in order for us to execute our current business plan successfully. The amount of capital will be dependent upon (a) the timing of additional customer signings, (b) our signing an international license agreement upon terms as currently anticipated, (c) our ability to sustain current decreased levels of spending, and/or (d) the amount of, if any, unanticipated expenditures. There can be no assurance as to whether, when or the terms upon which any such capital may be obtained. Any failure to obtain an adequate and timely amount of additional capital on commercially reasonable terms could have a material adverse effect on our business, financial condition and results of operations, including our viability as an enterprise.


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB
101), providing the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. We adopted SAB 101 effective for the year ended December 31, 2000. The adoption of SAB 101 results in the deferral of a portion of our implementation revenue and expenses for each customer over the period the subscription-based viaLink services are provided. Adoption of SAB 101 resulted in increased implementation revenues and expenses by $4,343 compared to revenues previously reported for the nine months ended September 30, 2000.

      In June 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also specifies the criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

      The Company is required to adopt the provisions of Statement 141 immediately. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment.

     The Company has adopted the provisions of SFAS No. 141 and is required to adopt the provisions of SFAS No. 142, which will become effective January 1, 2002. The Company does not expect the provisions of SFAS No. 142 to have any significant impact on its financial condition or results of operations.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The Company will adopt SFAS No. 143 in fiscal year 2003. The Company does not expect the provisions of SFAS No. 143 to have any significant impact on its financial condition or results of operations.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company will adopt SFAS No. 144 in fiscal year 2002. The Company does not expect the provisions of SFAS No. 144 to have any significant impact on its financial condition or results of operations.

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

     o    Satisfaction of our initial subscribers; and

     o    Success of our marketing efforts.

     The market for business-to-business electronic commerce services is evolving rapidly. As the market evolves, customers, including our current customers, may not choose our services. As a result, we cannot predict when our services will achieve market acceptance, if ever. Any significant failure in the operations of our application could adversely affect market acceptance. If our services do not achieve market acceptance, or if market acceptance develops more slowly than expected, our business, operating results and financial condition will be seriously damaged.

OUR SUCCESS IS DEPENDENT UPON A CRITICAL MASS OF LARGE NATIONAL RETAILERS AND SUPPLIERS SUBSCRIBING TO OUR SERVICES.

     Our success depends on a significant number of large retailers subscribing to and using our services and linking with manufacturers, wholesalers and distributors over the Internet through syncLink. We cannot predict if, or when, a significant number of manufacturers, suppliers and retailers will subscribe to our services. To encourage purchasers to subscribe to and use our services, we must offer a broad range of product, price and promotion information from a large number of suppliers through our syncLink service. However, to attract suppliers to subscribe to syncLink, we must increase the number of retailers who use our services. If we are unable to quickly build a critical mass of retailers and suppliers, we will not be able to benefit from a network effect where the value of our services to each subscriber significantly increases with the addition of each new subscriber. Our inability to achieve this network effect would reduce the overall value of our services to retailers and suppliers and, consequently, would harm our business.

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

WE HAVE A HISTORY OF OPERATING LOSSES AND EXPECT FUTURE OPERATING LOSSES.

     We have a history of operating losses, and we expect to incur net losses into 2002. We incurred net operating losses of approximately $1.5 million in 1998, $13.8 million in 1999 and $39.1 million in 2000. The significant decline in revenues from 1999 was the direct result of the sale of our management consulting services and computer systems integration services, which together had historically generated over 90% of our total revenues. Because our viaLink services have achieved limited market acceptance to date, our revenues only increased $1.0 million from 1999 to 2000. As of September 30, 2001, we had an accumulated deficit of approximately $76.7 million representing the sum of our historical net losses. We expect to expend significant resources to aggressively develop and market our services into an unproven market. Therefore, we expect to have negative cash flow and net losses from operations for the foreseeable future. We may never generate sufficient revenues to achieve or sustain profitability or generate positive cash flow.

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

WE MAY EXPAND INTO INTERNATIONAL MARKETS, WHICH WOULD CAUSE OUR BUSINESS TO BECOME SUSCEPTIBLE TO ADDITIONAL RISKS.

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


THE PRICE OF OUR COMMON STOCK MAY DECLINE DUE TO SHARES ELIGIBLE FOR FUTURE
SALE.

     Sales of a substantial number of shares of common stock, or even the potential for such sales, could adversely affect the market price of the common stock and could impair our ability to raise capital through the sale of equity securities. As of November 12, 2001, we had outstanding 60,251,553 shares of common stock. Of these shares:

     o 56,173,879 shares are freely tradable without restriction or further registration under the Securities Act unless purchased by our "affiliates;" and

     o 4,077,674 shares of common stock are "restricted securities" as defined in Rule 144 of the Securities Act of which all of these shares will become registered under the Securities Act upon the effectiveness of our currently filed registration statement on Form S-3.

     Furthermore, an additional:

     o 7,739,939 shares of common stock are issuable upon the exercise of currently exercisable options;

     o 5,385,861 shares of common stock are issuable upon the exercise of currently outstanding warrants;

     o 2,175,893 shares of common stock are issuable upon the conversion of a currently outstanding convertible promissory note; and

     o 4,243,682 shares of common stock are issuable upon the conversion of currently outstanding Series B preferred stock.

     Substantially all shares issued following the exercise of these options or warrants or the conversion of the preferred stock will be freely tradable.

--------------------------------------------------------------------------------

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

CONVERTIBLE PREFERRED STOCK.

     The Series A preferred stock, which was comprised of an aggregate of 5,300 authorized shares, was convertible at the option of the holder, into shares of our common stock. The initial conversion price was $2.75 per share and the current conversion price, based on adjustments made in March 31, 2001 and September 30, 2001 and our agreements with the holders of the Series A Preferred Stock was adjusted to $0.82 per share. The conversion price was not subject to any further adjustment other than certain antidilution provisions and the reset procedure described below. Based on the original purchase price of $2,750 per share, each share of Series A preferred stock which remained outstanding at September 30, 2001 was converted into 3,837 shares of our common stock which includes the shares represented the payment in-kind for the present value of future premiums to be paid. Using the conversion price of $0.82 per share and all shares of preferred stock outstanding as of September 30, 2001, upon conversion, we would have had to issue approximately 9.8 million shares of our common stock.

     Our Series B preferred stock, is comprised of an aggregate of 150 authorized shares, was convertible at the option of the holder, into shares of our common stock. The conversion price is based upon the Market Price of our common stock, as defined in the certificate of designation, and is subject to a floor conversion price of $0.10 per share and a maximum conversion price of $0.40 per share. The conversion price will be subject to further adjustment to Market Price and certain other antidilution provisions. On November 9, 2001, the holder of the Series B Preferred stock converted 60 shares of Series B Preferred stock with a Liquidation Preference of $600,000 into 3,039,089 shares of our common stock at a conversion rate of $0.1975 per share. Using the conversion price at November 12, 2001, the remaining 90 shares of Series B Preferred, upon conversion, would require us to issue approximately 4.2 million shares of our common stock.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      On February 2, 2001, we entered into a series of Securities Purchase Agreement with nine institutional investors, including Velocity Investment Partners Ltd. ("Velocity") and Societe Generale, and a number of individual accredited investors, pursuant to which the investors paid us an aggregate of $10,018,250 in consideration for (1) 3,643 shares of our Series A Convertible Participating Preferred Stock convertible into shares of our common stock at an initial conversion price of $2.75 per share and (2) Series A Warrants to purchase up to 3,643,000 shares of our common stock at an initial exercise price $3.75 per share. The conversion price of the preferred stock and the exercise price of the warrants may be subject to certain adjustments. We issued the shares of preferred stock and warrants to the investors pursuant to Regulation D, Rule 506 of the Securities Act.

      In connection with, and as a condition to, the initial closing of the private placement described above, on March 30, 2001, eight of our executive officers purchased an aggregate of 277 shares of our preferred stock and Series A Warrants to purchase 277,000 shares of our common stock for aggregate consideration of $761,750. We issued these shares of preferred stock and warrants to these executive officers pursuant to Regulation D, Rule 506 of the Securities Act.

     As compensation for services rendered to us by H.C. Wainwright & Co., Inc. as our financial advisor in connection with the transaction, we agreed to issue to H.C. Wainwright & Co., Inc. and its permitted assigns, (1) Placement Agent Warrants to purchase 464,700 shares of our common stock at an initial exercise price of $3.75 per share, (2) Placement Agent Warrants to purchase 66,667 shares of our common stock at an initial exercise price of $3.00 per share and (3) Placement Agent Warrants to purchase 464,700 shares of common stock at an initial exercise price of $2.75 per share. We issued these warrants pursuant to Regulation D, Rule 506 of the Securities Act.

     Velocity previously exercised Series B Warrants to acquire 225,000 shares of our common stock at an exercise price of $1.00 per share. In addition, Velocity previously exercised Series B Warrants to acquire 67,780 shares of our common stock in consideration of Velocity's waiver of the premium accrued as of September 30, 2001 on shares of Preferred Stock held by Velocity.

     Effective as of July 19, 2001, we entered into a letter agreement ("Letter Agreement") with Velocity which modified the terms of the Securities Purchase Agreement ("Purchase Agreement") dated February 2, 2001 between Velocity and us, as well as the terms of outstanding Series B Warrants ("Series B Warrants") we issued to Velocity pursuant to a Series B Warrant Agreement ("Series B Warrant Agreement") attached to the Purchase Agreement and shares of Series A Convertible Participating Preferred Stock (the "Preferred Stock") we issued to Velocity having the rights set forth in the Certificate of Designations, Preferences and Rights ("Certificate of Designations") attached to the Purchase Agreement. Under the terms of the Letter Agreement, we agreed to amend the terms of the Series B Warrant Agreement to allow Velocity to acquire 373,887 shares of our common stock under the Series B Warrant Agreement for no cash payment to us in consideration of Velocity's agreement to: (i) forego all future premiums to be paid pursuant to the Certificate of Designations on all shares of Preferred Stock acquired by Velocity, effective as of September 30, 2001, (ii) convert 144 shares of Preferred Stock held by Velocity on or before September 1, 2001, and
(iii) waive any and all rights of Velocity as set forth in the Purchase Agreement and related documents to object to financings in any form by us. Also, in connection with the Letter Agreement, Velocity converted 36 shares of Preferred Stock pursuant to notice we received on July 19, 2001. Velocity agreed to hold all shares of common stock obtained pursuant to the terms of the Letter Agreement until after the filing of this Form 10-Q. After the exercise of Series B Warrants pursuant to the Letter Agreement, no Series B Warrants will be outstanding.

     On August 21, 2001 we filed a prospectus supplement, pursuant to which, we offered 862,843 shares of our common stock to Triton West Group, Inc. ("Triton"). Under the terms of the stock purchase agreement between Triton and us, we negotiated the purchase price for these shares of common stock at an aggregate price of $200,000, or $0.231792 per share.

     On September 5, 2001 we filed a prospectus supplement, pursuant to which, we offered 2,068,966 shares of our common stock to Cambois Finance Limited. Under the terms of the stock purchase agreement between Cambois and us, we negotiated the purchase price for these shares of common stock at an aggregate price of $300,000, or $0.145 per share.

     On September 6, 2001 we filed a prospectus supplement, pursuant to which, we offered 2,036,766 shares of our common stock to Triton West Group, Inc. ("Triton"). Under the terms of the stock purchase agreement between Triton and us, we negotiated the purchase price for these shares of common stock at an aggregate price of $300,000, or $0.1473 per share.

     On September 18, 2001 we filed a prospectus supplement, pursuant to which, the exercise price of the Series A Warrants originally issued to Velocity Investment Partner Ltd. ("Velocity") on February 7, 2001 and May 30, 2001 (the "Series A Warrants") in connection with Velocity's purchase of the Company's Series A Convertible Participating Preferred Stock was adjusted to $0.10 per share. All of Velocity's Series A Warrants were exercised at an exercise price of $0.10 per share.

     On September 26, 2001 we filed a prospectus supplement, pursuant to which, we offered 2,681,367 shares of our common stock to Cambois Finance Limited. Under the terms of the stock purchase agreement between Cambois and us, we negotiated the purchase price for these shares of common stock at an aggregate price of $314,275, or $0.1172 per share.

     On October 4, 2001 we filed a prospectus supplement, pursuant to which, we offered 919,940 shares of our common stock to Triton West Group, Inc. Under the terms of the stock purchase agreement between Triton and us, we negotiated the purchase price for these shares of common stock at an aggregate price of $120,000, or $0.13044 per share.

     On October 10, 2001 we filed a prospectus supplement, pursuant to which, we offered 2,000,000 shares of our common stock to Cache Capital (USA) LP. Under the terms of the stock purchase agreement between Cache and us, we negotiated the purchase price for these shares of common stock at an aggregate price of $210,000, or $0.105 per share.

     On October 17, 2001 we filed a prospectus supplement, pursuant to which, we offered 1,565,836 shares of our common stock to Cache Capital (USA) LP. Under the terms of the stock purchase agreement between Cache and us, we negotiated the purchase price for these shares of common stock at an aggregate price of $200,000, or $0.1277 per share.

     On October 18, 2001 we filed a prospectus supplement, pursuant to which, we offered 1,515,152 shares of our common stock to Velocity Asset Management and its designees. Under the terms of the stock purchase agreement between Velocity and us, we negotiated the purchase price for these shares of common stock at an aggregate price of $200,000, or $0.132 per share.

     On November 7, 2001 we filed a prospectus supplement, pursuant to which, we offered 150 Shares of our Series B Convertible Preferred Stock and Warrants to purchase 2,500,000 shares of our common stock to SDS Merchant Fund, L.P. ("SDS"). The Series B Convertible Preferred Stock, par value $.001 per share, is convertible into shares of our common stock in the manner, and upon the terms, provisions and conditions set forth in the Certificate of Designation of the Preferred Stock. The shares of our common stock offered to SDS are issuable upon exercise of 2,500,000 warrants to purchase our common stock at an exercise price of $0.30 per share. The conversion price of the Series B Convertible Preferred Stock is subject to certain adjustments under the terms of the Certificate of Designation.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

     The following instruments are included as exhibits to the report. Exhibits incorporated by reference are so indicated.

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------

4.1(1)    -    Form of Series A Convertible Participating Preferred Stock
               Certificate.

4.2(1)    -    Designations, Preferences and Rights of Series A Convertible
               Participating Preferred Stock of The viaLink Company.

4.3(1)    -    Form of Series A Warrant.

4.4(1)    -    Series B Warrant Dated February 7, 2001 by The viaLink Company in
               favor of Velocity Investment Partners Ltd.

4.5(1)    -   Form of Registration Rights Agreement by and among The viaLink
              Company and certain investors.

4.6(3)    -   Purchase Agreement entered into by and between The viaLink
              Company and SDS Merchant Fund, L.P.

4.7(3)    -   Certificate of Designation of the Relative Rights and Preferences
              of the Series B Convertible Preferred Stock of The viaLink
              Company.

4.8(3)    -   Warrant to Purchase Shares of Common Stock of The viaLink Company.

10.1(1)   -   Securities Purchase Agreement dated as of February 2, 2001 by and between The viaLink Company and Velocity Investment Partners Ltd.

10.2(1)   -   Form of Securities Purchase Agreement by and between The viaLink
              Company and certain investors.

10.3(2)   -   Secured Convertible Promissory Note dated as of April 10, 2001 issued by the Registrant in favor of Hewlett-Packard Company.

10.4(2)   -   Lock-up Agreement dated April 10, 2001 by and between the
              Registrant and Hewlett-Packard Company.

 99.1     -   Termination of Employment Agreement entered into by and between
              The viaLink Company and Lewis B. Kilbourne.

 99.2     -   Separation Agreement entered into by and between viaLink
              International, Inc. and Chris Riley.

 99.3     -   Settlement, Amendment, and Mutual Release Agreement made as of
              November 13, 2001 between Hewlett-Packard Company and The viaLink
              Company.

(1) Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated February 7, 2001.

(2) Incorporated herein by reference to the Registrant's Registration Statement on Form S-3 filed May 25, 2001.

(3) Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated November 7, 2001.


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

     The Registrant filed a Current Report on Form 8-K, dated August 13, 2001, reporting pursuant to Item 5 of such Form that the Company had received a letter from The Nasdaq Stock Market, Inc., pursuant to Nasdaq Marketplace Rule 4815
(b), containing a Nasdaq staff determination that the company does not comply with the minimum market capitalization requirement for continued listing on The Nasdaq National Market.

     The Registrant filed a Current Report on Form 8-K, dated September 5, 2001, reporting pursuant to Item 5 of such Form that Lewis B. "Bucky" Kilbourne has stepped down as chief executive officer but will remain as chairman of the board and that Warren D. Jones, an outside director of the company, will serve as the interim CEO.

     The Registrant filed a Current Report on Form 8-K, dated October 10, 2001, reporting pursuant to Item 5 of such Form the form of warrant to be issued under Registration Statement No. 333-64750.

     The Registrant filed a Current Report on Form 8-K, dated November 7, 2001, reporting pursuant to Item 5 of such Form that we offered 150 Shares of our Series B Convertible Preferred Stock and Warrants to purchase 2,500,000 shares of our common stock to SDS Merchant Fund, L.P. ("SDS") pursuant to a prospectus supplement to Registration Statement No. 333-64750.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      THE VIALINK COMPANY
                                          (Registrant)

                                      By:   /s/ WARREN P. JONES
                                            -----------------------------------
                                                      Warren P. Jones
                                                  Chief Executive Officer

Date: November 14, 2001

                                      By:   /s/ BRIAN M. CARTER
                                            -----------------------------------
                                                       Brian M. Carter
                                                  Vice President of Finance
                                                Principal Accounting Officer
                                                   (principal financial and
                                                      accounting officer)

Date: November 14, 2001

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------

4.1(1)    -    Form of Series A Convertible Participating Preferred Stock
               Certificate.

4.2(1)    -    Designations, Preferences and Rights of Series A Convertible
               Participating Preferred Stock of The viaLink Company.

4.3(1)    -    Form of Series A Warrant.

4.4(1)    -    Series B Warrant Dated February 7, 2001 by The viaLink Company in
               favor of Velocity Investment Partners Ltd.

4.5(1)    -    Form of Registration Rights Agreement by and among The viaLink
               Company and certain investors.

4.6(3)    -    Purchase Agreement entered into by and between The viaLink
               Company and SDS Merchant Fund, L.P.

4.7(3)    -    Certificate of Designation of the Relative Rights and Preferences
               of the Series B Convertible Preferred Stock of The viaLink
               Company.

4.8(3)    -    Warrant to Purchase Shares of Common Stock of The viaLink Company.

10.1(1)   -    Securities Purchase Agreement dated as of February 2, 2001 by and between The viaLink Company and Velocity Investment Partners Ltd.

10.2(1)   -    Form of Securities Purchase Agreement by and between The viaLink
               Company and certain investors.

10.3(2)   -    Secured Convertible Promissory Note dated as of April 10, 2001 issued by the Registrant in favor of Hewlett-Packard Company.

10.4(2)   -    Lock-up Agreement dated April 10, 2001 by and between the
               Registrant and Hewlett-Packard Company.

 99.1     -    Termination of Employment Agreement entered into by and between
               The viaLink Company and Lewis B. Kilbourne.

 99.2     -    Separation Agreement entered into by and between viaLink
               International, Inc. and Chris Riley.

 99.3     -    Settlement, Amendment, and Mutual Release Agreement made as of
               November 13, 2001 between Hewlett-Packard Company and The viaLink
               Company.

(1) Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated February 7, 2001.

(2) Incorporated herein by reference to the Registrant's Registration Statement on Form S-3 filed May 25, 2001.

(3) Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated November 7, 2001.