Form 10KSB40
period 2001-12-31
VIALINK CO
filed 2002-04-01
CIK 1017137

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                       COMMISSION FILE NUMBER: 000-21729

                              THE VIALINK COMPANY
                (Name of Registrant as Specified in its Charter)

                   DELAWARE                                      73-1247666
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)

          13155 NOEL ROAD, SUITE 700
                DALLAS, TEXAS                                      75240
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

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The issuer's revenues for the fiscal year ending December 31, 2001 were $3,452,492.

     As of March 29, 2002, the aggregate market value of the voting common stock of the registrant held by non-affiliates of the registrant (affiliates for these purposes being Registrant's directors, executive officers and holders of more than 5% of Registrant's common stock on such date) computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity on that date was $10.4 million. As of March 29, 2002, the issuer had 77,225,483 outstanding shares of Common Stock.

     Transitional Small Business Disclosure Format:  Yes [ ]  No [X]

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for issuer's 2001 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-KSB.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

                                    BUSINESS

     We provide subscription-based, business-to-business electronic commerce services that enable food industry participants to efficiently manage their highly complex supply chain information. Our core service, syncLink(R), allows manufacturers, wholesalers, distributors, sales agencies (such as food brokers) retailers and foodservice operators to communicate and synchronize item, price and promotion information in a more cost-effective and accessible way than has been possible using traditional electronic and paper-based methods. Our additional services, which are all built on the syncLink foundation, include distribuLink(SM) for chain pricing data and the viaLink Partner Package, our advanced e-business practices product suite.

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

     According to the U.S. Census Bureau, the U.S. CPG, grocery and foodservice markets represented $1.2 trillion in annual sales (1997 Retail Trade Survey, new statistics due May 2002) generated by 300,000 retail locations and 740,000 foodservice operators. These retail locations and foodservice operators are supplied by over 20,000 manufacturers and over 50,000 wholesalers, distributors and brokers. We believe we offer the only deployed Internet-based, synchronized item, price and promotion information service to this $1.2 trillion U.S. market. The global CPG, grocery and foodservice market represents an even larger opportunity for the Company.

     Significant item-specific variations and complexities characterize the CPG and grocery industries. A typical supermarket has an average of 40,000 items in inventory, supplied by up to 5,000 separate suppliers. A large format supermarket, or supercenter, can have over 100,000 items in inventory. A convenience store has an average of 2,800 items in inventory, supplied by up to 300 suppliers. According to Information Resources, between 25,000 to 30,000 new products are introduced in the CPG and grocery industries each year.

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

     One of the most significant challenges facing a retailer is the maintenance of its "pricebook." The pricebook typically contains descriptions of each item in a store's inventory, including the supplier's and retailer's product code, item specifications (packaging and selling unit information), Universal Product Code (UPC), purchase cost, retail sales price and any discounts to be received from the item supplier. The large number of items, variability of pricing, lack of reliable information exchanged between trading partners and the traditional practice of manual updating make pricebook maintenance extremely difficult and error prone. Larger supply chain participants have attempted to bridge the information gap by using the traditional electronic data interchange (EDI) model. EDI technology has been available for many years; however, many suppliers and retailers have found this approach to be cost prohibitive and technologically difficult to implement. Additionally, each trading partner connection requires a separate EDI arrangement, which multiplies the time, expense and complexity involved. With viaLink, there is a single connection to a shared "database of record" from which trading partners may access agreed upon item, price and promotion information.

     The existing relationships within the foodservice supply chain makes for an even more compelling case for synchronization. Unlike the CPG channel where large manufacturers deliver directly to most large retailers, the foodservice industry almost always adds a distributor/wholesaler between manufacturers and operators. This adds a third level of complexity to most item and price sensitive transactions and increases the number of opportunities for errors (once in the manufacturer to distributor transaction, and again in the distributor to operator transaction). A lack of suitable technology has heretofor limited the use of promotions within the foodservice industry. As a result, the industry has historically embraced the use of rebates as a means of providing pricing discounts to operators as they have been the only effective means of tracking end-user sales. We believe that our synchronized database would change this situation, and also help to minimize undetected product substitutions which is a characteristic of the foodservice supply chain largely unshared by CPG. Because most large manufacturers sell to both CPG/Retail and foodservice operators, the benefits of synchronization can be applied to multiple supply chains.

  QUANTIFYING THE MAGNITUDE OF THE INFORMATION PROBLEM IN THE U.S.

     Unsynchronized product, price and promotion data and ineffective communication between retailers and suppliers represent a major portion of the estimated inefficiency in the industries' sales. A Joint Industry Study on Efficient Consumer Response concluded that non-productive costs related to promotion administration, buying and selling processes, deductions and other clerical and administrative areas amounted to 3.4% of sales. This translates to over $30 billion in potential supply chain inefficiencies in the U.S. CPG and grocery industries alone. The study also concluded that item, price and promotion information synchronization is essential to achieve the benefits of a paperless system.

     Due to the limited number of available alternatives, many suppliers and retailers continue to employ paper-based, manual communications to manage their supply chain information, resulting in operational inefficiencies and administrative errors. Invoice errors and discrepancies also cause significant administrative inefficiencies for both suppliers and retailers attempting to research and reconcile the source of the error. A 1999 Grocery Manufacturers of America (GMA) study found that an estimated 60% of all invoices in the CPG industry have errors and approximately 60% of the errors are due to price and promotion issues. In addition, approximately 35% of all invoices result in the retailer taking deductions for errors and discrepancies in invoices from suppliers. These deductions represent an estimated 8% of annual invoice sales from suppliers. The ECR study put the administrative cost to resolve invoice errors at $40 per error and noted it can reach up to $236 per error.

     Applying $40 per invoice error to the 55 CPG companies that participated in the study translates to approximately $4 billion per year in non-productive administrative costs for these companies to process invoice errors. This estimate assumes the average of 3 million invoices produced per year by each of the 55 CPG companies with the estimated invoice error rate of 60%, resulting in approximately 99 million invoices annually. This estimate increases considerably when you extrapolate these figures across our target market of 20,000 manufacturers and 50,000 wholesalers & distributors in the U.S. CPG and grocery industries, as well as international companies.

     We believe that our services also provide a compelling value proposition to the $367 billion U.S. foodservice industry. According to a recent joint study conducted under the auspices of the International Food Manufacturers Association and the International Food Distributors Association entitled "Enabling Profitable Growth in the Food-Prepared-Away-from-Home Industries: Efficient Foodservice Response (or "EFR")," invoice accuracy and deductions are also a major problem for the foodservice industry. Of the 241 million foodservice orders generated annually, approximately 80% are placed manually. The complexity of the supply chain presents an error-prone order scenario that is virtually tailor-made for viaLink's syncLink service, with an estimated 63% of all invoice errors due to item, price and promotion mistakes. Indeed the structure of the foodservice industry itself (which places distributors as the intermediary between foodservice operators and manufacturers) provides for even greater risk of item, price and promotion errors as compared to CPG.

     According to the EFR study, potential savings from e-commerce in the foodservice industry are estimated at $6.6 billion annually, with a significant portion attributed to item, price and promotion synchronization. Our syncLink service is targeted directly at this annual savings opportunity and provides for an additional level of potential "connection points" as compared to CPG due to the prevalence of distributors and brokers in the foodservice industry.

  COST SAVINGS AND BENEFITS OF SYNCHRONIZATION IN THE CPG AND GROCERY INDUSTRIES

     According to the 2000 GMA study, in which we served as the intermediary information service provider, the economic benefit of supplier synchronization ranged from $4,100 to $20,600 per year for a 100-store chain, while for a 100-store retailer synchronization savings ranged from $4,700 to $10,300 per year per supplier. The following sections highlight the financial advantages or net annual savings that may be realized from utilizing viaLink's services which enables a rapid payback opportunity to its retailer and supplier customers.

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

  SCAN BASED TRADING

     The traditional business-to-business trading environment in the CPG, grocery and foodservice industries is delivery-based (i.e., the point of transaction is the supplier's point-of-delivery to the retailer). Scan based trading (SBT) is a next generation supply chain management process that uses point-of-sale (POS) data to drive settlement, replenishment and promotion. Scan based trading builds upon synchronization to align supply and demand at the point of sale.

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

     The pilot study concluded that SBT processes are enhanced by using a single intermediary, such as us, serving both trading partners because the intermediary bridges the technical gap between trading partners, allows smaller companies to participate in advanced electronic commerce practices that would otherwise be unattainable, and provides accurate and timely reporting that increases accountability and speed of action among trading partners.

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

  ENTER NEW MARKETS

     During 2000, we began our expansion internationally and the extension of our solution to other industries outside of the CPG and grocery industries. During 2000 we established a global presence by opening sales offices in Hong Kong and Australia, however we subsequently discontinued these international operations as part of our cost reduction measures taken during 2001. We currently do not expect to pursue any expansion opportunities unless such expansion is funded or facilitated by future strategic relationships or alliance partners.

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

SALES AND MARKETING

     We employ a multi-tiered sales and marketing strategy consisting of direct sales force personnel and indirect partnerships and alliances, to penetrate and influence potential customers. Currently, our Sales and Marketing team consists of 15 full-time employees, including 9 sales professionals. Senior executives, particularly on larger key accounts, are also actively involved in the sales process.

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

     An important component of this strategy is to work with emerging B2B trading exchanges in the CPG, grocery and foodservice industries. For example, the Company has entered into agreements which provide for, among other things, important endorsements from the WorldWide Retail Exchange (WRE) and UCCnet.

CUSTOMERS

     We currently have more than 800 customers. A majority of our existing customer base is small suppliers and retailers; however we have recently added several large multi-national suppliers and retailers. Currently, we are targeting large national and regional customers and we believe that we have made inroads with respect to retailer and supplier adoption of our service offering. We expect to add several more industry leaders to our customer list which already includes: Bestfoods Baking, Coors Brewing Company, Dean Foods, Earthgrains, ExxonMobil, Frito-Lay, IBC, Keebler, Kimberly-Clark, Kraft Foods, Meijer Stores, Pepsi, Safeway, Schnucks, Target Stores, Winn Dixie Stores, Inc., Whitehall-Robbins and Wise Foods.

     Three customers individually accounted for 27%, 14% and 12% of our total revenues in 1999; 18%, 13% and 11% of our total revenues in 2000; and 9%, 9% and 5% of our total revenues in 2001. Likewise, approximately 70%, 60% and 33% of our total revenues were attributable to five clients in 1999, 2000 and 2001, respectively.

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

     As of December 31, 2001, our product development, technical support and operations staff consisted of 23 full-time employees. Our product development expenses were $2.8 million in 1999, $6.3 million in 2000 and $4.6 million in 2001. We believe that significant investments in product development and enhancement will be required to remain competitive.

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

     - Consulting firms such as Accenture, Cap Gemini Ernst & Young, Deloitte & Touche, KPMG Consulting and PricewaterhouseCoopers; and

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

EMPLOYEES

     As of December 31, 2001, we had 68 full-time employees, 15 were employed in sales and marketing, 23 were employed in technical development, technical support and operations, 21 were employed in implementation, customer support and service and 9 were employed in human resources, administration, legal, finance and accounting. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

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

WE MAY BE UNABLE TO OBTAIN THE ADDITIONAL CAPITAL REQUIRED TO SUSTAIN AND GROW OUR BUSINESS

     We intend to continue our investment in and development of our services and technology and expansion into other industries. We have incurred operating losses and negative cash flow in the past and expect to incur operating losses and negative cash flow in the future. Our ability to fund our planned working capital and capital expenditures will depend largely upon our ability to obtain sufficient capital. Our future capital requirements will depend on a number of factors, including our:

     - Services achieving market acceptance;

     - Services producing a sustainable revenue stream;

     - Working capital requirements; and

     - Level of our investment in and development of our services and technology.

     We may not be able to obtain the additional capital resources necessary to satisfy our cash requirements or to implement our growth strategy successfully. If we obtain additional capital, we cannot be certain that it will be on favorable terms. If we cannot obtain adequate additional capital resources, we will be forced to curtail our planned business expansion, sell or merge our business, or commence bankruptcy proceedings. We may also be unable to fund our ongoing operations, including investment in and development of our services and technology, expansion of our sales and marketing activities.

WE HAVE ISSUED OR RESERVED SUBSTANTIALLY ALL OF OUR COMMON STOCK AUTHORIZED BY OUR STOCKHOLDERS, AND IF WE DO NOT OBTAIN STOCKHOLDER AUTHORIZATION TO ISSUE ADDITIONAL STOCK WE MAY BE PREVENTED FROM RAISING ADDITIONAL WORKING CAPITAL.

     We currently have 150 million shares of common stock authorized for issuance by our stockholders. As of March 25, 2002, we have either issued or reserved nearly all of it for (a) future conversion of issued preferred stock and (b) exercises of issued warrants and stock options. For the last 24 months we have obtained working capital primarily from the sale and issuance of common stock or warrants. If the stockholders at the June 4, 2002, annual meeting of stockholders of the Company do not authorize additional shares of common stock for sale and issuance by us, this historical source of working capital will no longer be available to us.

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

WE HAVE A HISTORY OF OPERATING LOSSES AND EXPECT FUTURE OPERATING LOSSES.

     We have a history of operating losses, and we expect to incur net losses into 2002. We incurred net losses of approximately $12.6 million in 1999, $39.1 million in 2000 and $24.5 million in 2001. As of December 31, 2001, we had an accumulated deficit of approximately $77.2 million representing the sum of our historical net losses. We continue to expend significant resources to aggressively develop and market our services into an unproven market. We may never generate sufficient revenues to achieve or sustain profitability or generate positive cash flow.

WE HAVE RECEIVED A "GOING CONCERN" OPINION FROM OUR INDEPENDENT ACCOUNTANTS.

     Our independent auditors have modified their report on our consolidated financial statements for the fiscal year ended December 31, 2001, with an explanatory paragraph regarding our ability to continue as a going concern. Such an opinion by our independent auditors may impact our dealing with third parties, such as customers, suppliers and creditors, because of concerns about our financial condition. Any such impact could have a material adverse effect on our business, operating results and financial condition.

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

OUR CUSTOMER BASE IS CONCENTRATED AND OUR SUCCESS DEPENDS IN PART ON OUR ABILITY TO RETAIN EXISTING CUSTOMERS AND SUBSCRIBERS.

     If one or more of our major customers were to substantially reduce or terminate their use of our services, our business, operating results and financial condition would be harmed. In 2001, we derived 33% of our total revenues from our five largest customers. Our largest customer in 2001 accounted for approximately 9% of our total revenues. The amount of our revenues attributable to specific customers is likely to vary from year to year. We do not have long-term contractual commitments with any of our current subscribers, and our subscribers may terminate their contracts with little or no advance notice and without significant penalty. As a result, we cannot be certain that any of our current subscribers will be subscribers in future periods. A subscriber termination would not only result in lost revenue, but also the loss of subscriber references that are necessary for securing future subscribers.

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

WE EXPECT OUR RECENT COST REDUCTION MEASURES TO STRAIN OUR RESOURCES.

     Our recent cost reduction measures place significant demands on our management and operational resources. We may not be able to maintain and grow our business at our current reduced staffing levels. Additionally, our failure to retain the highly trained technical personnel that are essential to our product development, marketing, service and support may limit the rate at which we can generate revenue and develop new products or product enhancements. In order to manage our growth effectively, we must implement and improve our operational systems, procedures and controls on a timely basis. If we fail to implement and improve these systems, our business, operating results and financial condition may be materially adversely affected.

THE PRICE OF OUR COMMON STOCK MAY DECLINE DUE TO SHARES ELIGIBLE FOR FUTURE
SALE.

     Sales of a substantial number of shares of common stock, or even the potential for such sales, could adversely affect the market price of the common stock and could impair our ability to raise capital through the sale of equity securities. As of March 29, 2002, we had outstanding 77,225,483 shares of common stock. These shares are freely tradable without restriction or further registration under the Securities Act unless purchased by our "affiliates.

     Furthermore, an additional:

     - 7,369,605 shares of common stock are issuable upon the exercise of currently exercisable options;

     - 8,738,966 shares of common stock are issuable upon the exercise of currently outstanding warrants;

     - 44,987,300 shares of common stock are issuable upon the conversion of currently outstanding preferred stock.

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

ITEM 2.  DESCRIPTION OF PROPERTY

     We currently lease the following facilities under operating leases:

     - Approximately 30,000 square feet of space in Edmond, Oklahoma for our previous corporate headquarters under a ten-year lease expiring on June 30, 2006. The lease required monthly rental payments of $27,500 until June 2001, and $28,750 during the remaining term of the lease. We currently have subleases for approximately 18,000 square feet of this office facility for monthly rental payments of approximately $18,500. We no longer occupy any of this facility and we are pursuing other sub-tenants to reduce our future cash obligations under this lease.

     - Approximately 21,700 square feet of space in Dallas, Texas for our corporate headquarters under a lease expiring on October 31, 2006. The lease requires monthly rental payments over the term of the lease of $40,700, subject to normal operating expense escalations beginning January 2003.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is quoted on the Over-the-Counter Bulletin Board (OTCBB). Our common stock was quoted on the Nasdaq National Market under the symbol "VLNK" from March 2000 through November 2001. From November 1996 to March 2000 our common stock was quoted on the Nasdaq

SmallCap Market. The following table sets forth, for the periods indicated, the high and low closing prices of the common stock as reported by the OTCBB, Nasdaq National and SmallCap Markets.

                                                              COMMON STOCK
                                                                  PRICE
                                                              -------------
                                                              HIGH     LOW
                                                              -----   -----
1999:
First Quarter...............................................  $7.75   $2.92
Second Quarter..............................................   5.75    3.31
Third Quarter...............................................   4.61    3.31
Fourth Quarter..............................................  18.19    4.53
2000:
First Quarter...............................................  40.88   14.44
Second Quarter..............................................  25.19    7.25
Third Quarter...............................................  11.31    5.44
Fourth Quarter..............................................   8.94    2.00
2001:
First Quarter...............................................   5.53    2.00
Second Quarter..............................................   3.84    1.55
Third Quarter...............................................   1.79    0.09
Fourth Quarter..............................................   0.40    0.10

     Redeemable Convertible Preferred Stock. On November 7, 2001 we filed a prospectus supplement, pursuant to which, we offered 150 Shares of our Series B Convertible Preferred Stock and Warrants to purchase 2,500,000 shares of our common stock to SDS Merchant Fund, L.P. ("SDS"). The Series B Convertible Preferred Stock, par value $.001 per share, is convertible into shares of our common stock in the manner, and upon the terms, provisions and conditions set forth in the Certificate of Designation of the Preferred Stock. The conversion price of the Series B Convertible Preferred Stock is subject to certain adjustments under the terms of the Certificate of Designation. During 2001, SDS converted $600,000 of Series B Preferred Stock into 3.0 million shares of common stock. At December 31, 2001, $900,000 Series B Convertible stock remains outstanding and is immediately convertible into common stock at the option of the holder. The number of shares that could be issued under the Series B Preferred Stock is dependent upon the current market price for the Company's stock subject to a maximum market price of $0.40 per share and a minimum price of $0.10 per share. The market price is defined as the average of the five lowest volume weighted average prices as reported by Bloomberg Financial Markets for the fifteen consecutive trading days immediately preceding the determination date. Assuming all shares of preferred stock outstanding as December 31, 2001 were converted at the minimum conversion price of $0.10, then upon conversion, we would have to issue approximately 9.0 million shares of our common stock.

     On December 28, 2001 we filed a prospectus supplement, pursuant to which, we offered 3,000 Shares of our Series C Convertible Preferred Stock and Warrants to purchase 9,000,000 shares of our common stock to SDS Merchant Fund, L.P. and other purchasers (collectively the "purchasers"). The Series C Convertible Preferred Stock, par value $.001 per share, is convertible into shares of our common stock in the manner, and upon the terms, provisions and conditions set forth in the Certificate of Designation of the Preferred Stock. The conversion price of the Series C Convertible Preferred Stock is subject to certain adjustments under the terms of the Certificate of Designation. The number of shares that could be issued under the Series B Preferred Stock is dependent upon the current market price for the Company's stock subject to a maximum market price of $0.40 per share and a minimum price of $0.12 per share. The market price is defined as the average of the five lowest volume weighted average prices as reported by Bloomberg Financial Markets for the fifteen consecutive trading days immediately preceding the determination date. Assuming all shares of preferred stock outstanding as December 31, 2001 were converted at the minimum conversion price of $0.12, then upon conversion, we would have to issue approximately 25.0 million shares of our common stock.

     The Certificate of Designation for the Series B and Series C Preferred stock includes certain provisions and conditions for redemption if certain significant events occur, including a change of control. The provisions allow the holders to redeem the Preferred Stock for the greater of the liquidation preference or the product of the number of shares issuable at the current market price and the Closing Bid Price of the Common Stock on the trading day immediately preceding an event that causes redemption. As such we have classified the amounts as redeemable preferred stock on the balance sheet at December 31, 2001 and the amounts will be excluded from stockholders' equity until converted into common stock.

     The Series B and Series C Preferred Stock include provisions that in the event of the liquidation, dissolution or winding up of the affairs of the company, whether voluntary or involuntary, that the holders of the Series B and Series C Preferred Stock shall be entitled to receive, out of the assets of the company, an amount equal to $10,000 per share of Preferred Stock plus any accrued and unpaid dividends. Such payment would be made prior to any distribution to the holders of Common Stock. At December 31, 2001, the carrying value of the Series B and Series C Preferred stock is equal to this liquidation preference.

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

CRITICAL ACCOUNTING POLICIES

     The Securities and Exchange Commission ("SEC") recently released Financial Reporting Release No. 60, which requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. In addition, Financial Reporting Release No. 61 was recently released by the SEC to require all companies to include a discussion to address, among other matters, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments. The Company's significant accounting policies and methods used in the preparation of the Consolidated Financial Statements are discussed in Footnote 1 of the Notes to Consolidated Financial Statements. The following is a listing of the Company's critical accounting policies and a brief discussion of each:

     - Allowance for doubtful accounts;

     - Revenue recognition; and

     - Asset Impairment;

     Allowance for Doubtful Accounts. The Company's allowance for doubtful accounts relates to trade accounts receivable. The allowance for doubtful accounts is an estimate prepared by management based on identification of the collectibility of specific accounts and the overall condition of the receivable portfolios. The Company specifically analyzes trade receivables, historical bad debts, customer credits, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Likewise, should the Company determine that it would be able to realize more of its receivables in the future than previously estimated, an adjustment to the allowance would increase income in the period such determination was made. The allowance for doubtful accounts is reviewed on a quarterly basis and adjustments are recorded as deemed necessary.

     Revenue Recognition. We expect to generate our future revenues primarily from monthly subscriptions to our services. For use of our syncLink service, our customers pay us either a flat monthly subscription rate or a rate based on the number trading partners and the size and complexity of the trading relationships. Our other services are available for additional monthly subscription fees.

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

     Additionally, we received revenues from the performance of certain Web-hosting services for a limited number of customers for which we provide no other viaLink services. The web-hosting service is not related or similar in any regard to our other services and we are no longer providing these services. We recognize revenues for our subscription, basic implementation and Web-hosting services over the terms of the subscription and Web-Hosting arrangements. Revenues collected in advance are deferred and recognized as earned. Revenues for consulting services related to complex supplier and retailer installations are recognized as services are provided.

     Contracts for customer use of our services are generally for periods ranging from one to three years, but are generally cancelable with 30 days notice. Implementation fees for our services are due up front, are nonrefundable and are separately priced from the use of our services based on time and materials. Implementation costs consist primarily of labor by technical support personnel to configure customer data and establish a connection to the viaLink database. Implementation activities can range from a "basic" implementation that simply establishes a web browser interface to more involved activities where we are engaged to assist a customer in modifying their systems and automating the connection. We have no obligation to perform any future implementation services and no additional implementation services are necessary upon renewal of the service by the customer. We recognize implementation fees and associated costs for the more involved implementation activities as the services are provided. Implementation fees and associated direct costs to provide basic implementations are deferred and recognized over the period the subscription-based services are provided. Implementation fees and associated direct costs for basic implementations are deferred because we do not have an objective basis to determine the fair value of the basic implementation services and they are essential to subscription to our services. The fair value of more involved implementation activities is established using a residual method and generally equals the amount charged by us based on time and materials. We recognized revenue for hosting customer websites and subscription fees for customer use of our services as these services are provided. Revenues collected in advance and revenues dependent upon future performance criteria are deferred and recognized as earned and those performance criteria are met.

     In December 1999, the Securities and Exchange Commission staff (the "Staff") issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. As subsequently interpreted by the Staff through issuance of a document summarizing frequently asked questions and answers, the Staff has provided guidance on accounting for revenue from multiple-element arrangements that are not currently addressed by existing accounting pronouncements. In particular, the Staff has provided guidance that revenue should not be allocated among the elements unless the allocation is based on reliable, verifiable and objectively determinable fair values of the elements. The Staff's guidance also provides that if an undelivered element is essential to the functionality of a delivered element, no revenue allocated to the delivered element should be recognized until that undelivered element is delivered. We adopted SAB 101 in the fourth quarter of 2000, with retroactive effect to January 1, 2000. Prior to adoption of SAB 101, we recognized all implementation fees and associated costs as the services were provided. The cumulative effect of adopting SAB 101 was to increase both deferred revenues and deferred customer operations expense by approximately $107,000 as of January 1, 2000 with no impact on stockholders' equity.

     Asset Impairment. The Company reviews long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the long-lived assets, the carrying value is reduced to the estimated fair value as measured by the discounted cash flows. We have not experienced any events or changes that would indicate that the carrying amounts of any of our assets may not be recoverable.

RESULTS OF OPERATIONS

  COMPARISON OF 2001 TO 2000

     Revenues. Our revenues are comprised of revenues for subscriptions to our services, implementation revenues and certain revenues for Web-hosting services. We are no longer providing Web-Hosting services. The following table sets forth for the periods indicated the components of revenue included in our consolidated statements of operations:

                                                                 2000         2001
                                                              ----------   ----------
Revenues:
  Subscription..............................................  $  483,205   $1,381,990
  Implementation............................................     936,032    2,070,502
  Hosting...................................................     202,200           --
                                                              ----------   ----------
          Total revenues....................................  $1,621,437   $3,452,492
                                                              ==========   ==========

     Subscription and implementation revenues increased from 2000 to 2001 reflecting increases in the number of implementations and increases in subscribers from 727 customers at December 31, 2000 to 799 customers at December 31, 2001. We expect continued increases in the number of customers purchasing implementation and subscription services. Additionally, during 2000, we increased the subscription rates that we charge for our services. Our current pricing for retailers ranges from $25 per supplier per month for a small retailer and a flat rate of up to $35,000 per month for the largest retailers. Our pricing for suppliers ranges from $25 per retailer up to $5,000 per retailer per month and a flat rate subscription price of up to $100,000 per month.

     Customer Operations. Customer operations expense consists of personnel costs associated with implementation, consulting and other services and costs of operating, maintaining and accessing our technical operations and hosting facilities. Customer operations expense also includes the cost of providing support and maintenance to customers. Our customer operations expense increased from $7.3 million in 2000 to $7.8 million in 2001. This increase is due primarily to our expanded operations platform, including the hosting of our technical operations by Hewlett-Packard. In October 2000 we entered into a lease agreement with Hewlett Packard to expand our operations platform. This expanded platform significantly increased the capacity and scalability of our operations. The expanded platform was complete at the end of the first quarter of 2001. In November 2001, we modified our agreement with Hewlett-Packard to reduce the monthly service fees. We expect our customer operations expenses to decrease in absolute dollars in 2002 reflecting the effects of our cost reduction efforts on head count.

     Development. Development expense includes personnel and contract labor costs and professional fees incurred for product development, enhancements, upgrades, quality assurance and testing. Our development expenses decreased from $6.3 million in 2000 to $4.6 million in 2001. The decrease is due primarily to our decreased use of alliance partners and other service providers to provide development resources during 2001. In 2000, we incurred $0.5 million in professional fees provided by Cap Gemini Ernst & Young, these services did not recur in 2001. Contract labor decreased from $1.0 in 2000 to $0.2 million in 2001. The decrease is offset in part by increased personnel costs for our development staff prior to our reduction in staff during the third quarter of 2001. During 2000, development includes approximately

$1.1 million of non-cash service costs for the amortization of a portion of the fair value of the warrants and options issued to Cap Gemini Ernst & Young, i2 Technologies and other service providers as compared to $0.5 million in 2001. We expect our development expenses to decrease in absolute dollars in 2002 reflecting the effects of our cost reduction efforts on head count and vendor costs.

     Selling and Marketing. Selling and marketing expense consists primarily of personnel costs, travel, promotional events, including trade shows, seminars and technical conferences, advertising and public relations programs. Selling and marketing expense decreased from $9.7 million in 2000 to $6.6 million in 2001. This decrease was primarily due to reductions in advertising, promotion and professional fees from 2000 to 2001. In 2000 we initiated a new marketing and advertising program to promote our viaLink services for which we incurred $4.4 million in advertising, promotion and professional fees compared to $1.4 million incurred in 2001. Selling and Marketing includes compensation expenses of $3.7 million and $3.3 million in 2000 and 2001, respectively. Selling and marketing expense includes $1.1 million and $0.5 million of non-cash service costs in 2000 and 2001, respectively, for the amortization of a portion of the fair value of the warrants and options issued to alliance partners and other service providers. We expect selling and marketing expenses to decrease in absolute dollars during 2002 as compared to 2001.

     General and Administrative (G&A). G&A expense consists primarily of the personnel and other costs of the finance, human resources, administrative and executive departments and the fees and expenses associated with legal, accounting and other services. G&A expense decreased from $13.6 million in 2000 to $6.5 million in 2001. This decrease in G&A expense is attributable to several factors including items in 2000 that did not recur in 2001. In 2000 we incurred $1.4 million in non-cash stock compensation, $2.6 million related to recruiting and the relocation of the executive offices from Edmond, Oklahoma to Dallas, Texas; $0.4 million in deferred offering costs written-off upon withdrawal of a registration statement relating to a previously proposed offering of our common stock; and $1.1 million to write-off a purchase deposit and an investment in a note receivable. During 2001, stock compensation decreased to $0.3 million and recruiting and relocation expenses decreased to $0.7 million. During 2001, we recorded $1.2 million in expenses in connection with our office closure and certain severance agreements with employees that were terminated. We anticipate that our other G&A expenses will decrease in absolute dollars in 2002 reflecting the completion of our move from Edmond to Dallas, non-recurrence of the significant items above and further reduced by effects of our cost reduction efforts.

     Depreciation and Amortization. Depreciation and amortization expense decreased from $1.6 million in 2000 to $1.5 million in 2001. This decrease reflects the complete depreciation of certain long-lived assets and decreased capital expenditures during 2001.

     Interest Expense, Net. Interest expense, net, decreased from $2.4 million in 2000. $0.4 million in 2001. This decrease reflects the completion of the amortization of the beneficial conversion feature of the convertible note as more fully discussed in Note 5 to the consolidated financial statements and the partial conversion of the convertible promissory note in April of 2001 and debt extinguishment in November 2001. We do not expect significant amounts of interest expense in the future. Interest income on short-term investments was $0.7 million in 2000 and $0.1 million in 2001 reflecting decreased cash and investment balances during 2001.

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

     Gain on Sale of Assets. Gain on sale of assets was $0.1 million in 2000 and represents income recognized under our earn-out agreement with NetPlex. No payments were received in 2001 and the earn-out agreement has expired.

     Tax Provision. Deferred tax assets and deferred tax liabilities are separately recognized and measured at currently enacted tax rates for the tax effect of temporary differences between the financial reporting and tax reporting bases of assets and liabilities, and net operating loss and tax credit carryforwards for tax purposes. A valuation allowance must be established for deferred tax assets if it is not "more likely than not" that all or a portion will be realized. We have established a full valuation allowance for the net deferred tax assets as of December 31, 2000 and December 31, 2001, generated by losses recorded. We will continue to provide a full valuation allowance for future and current net deferred tax assets until such time as we believe we have sufficient objective evidence to support that it is more likely than not that the asset will be realized.

     Extraordinary Gain on Extinguishment of Debt. Extraordinary gain on extinguishment of debt reflects the effect of our Settlement, Amendment, and Mutual Release Agreement with Hewlett-Packard Company dated November 13, 2001. The $2.3 million recorded as an extraordinary gain was determined as the excess of any and all amounts due to Hewlett-Packard which were forgiven, including: a) the principal amount of $3,807,812.59 under the April 10, 2001, secured convertible promissory note; and b) amounts payable under certain services and lease agreements over consideration paid which includes: a) a cash payment of $1,000,000; b) the change in fair value due to our modification of the strike price of 1,384,658 warrants to $0.10 per share and c) a lease let-out obligation for equipment no longer being used of $1.8 million.

     Dividends on Preferred Stock. Dividends on Preferred Stock includes the allocation of the proceeds received to the warrants issued and beneficial conversion features of the Series A Preferred Stock of $12.8 million, $1.5 million for the Series B Preferred Stock and $1.9 million for the Series C Preferred Stock. Additionally, dividends of $0.4 million were accrued from each date of issuance through conversion or December 31, 2001. Dividends accrued on the Series A and Series B Preferred Stock were paid in-kind with common shares at the time of conversion during 2001. The Series C Preferred Stock does not provide for stated dividends. We will continue to accrue dividends through the date that the Series B Preferred Stock is converted into common stock.

  COMPARISON OF 2000 TO 1999

     Revenues. Our revenues are comprised of revenues for subscriptions to our services, implementation revenues and certain revenues for Web-hosting services. The following table sets forth for the periods indicated the components of revenue included in our consolidated statements of operations:

                                                                1999        2000
                                                              --------   ----------
Revenues:
  Subscription..............................................  $ 74,930   $  483,205
  Implementation............................................   247,914      936,032
  Hosting...................................................   292,675      202,200
                                                              --------   ----------
  Total revenues............................................  $615,519   $1,621,437
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

     Tax Provision. Deferred tax assets and deferred tax liabilities are separately recognized and measured at currently enacted tax rates for the tax effect of temporary differences between the financial reporting and tax reporting bases of assets and liabilities, and net operating loss and tax credit carryforwards for tax purposes. A valuation allowance must be established for deferred tax assets if it is not "more likely than not" that all or a portion will be realized. We have established a full valuation allowance for the net deferred tax assets generated by losses. We will continue to provide a full valuation allowance for future and current net deferred tax assets until such time as we believe we have sufficient objective evidence to support that it is more likely than not that the asset will be realized.

     Other Comprehensive Income. Other comprehensive income in 1999 includes an unrealized gain of $0.3 million, representing the net increase in market value of the 643,770 shares of NetPlex capital stock received as consideration from the sale of our consulting and systems integration assets. These securities were sold in December 1999.

LIQUIDITY AND CAPITAL RESOURCES

     Our principal potential sources of liquidity are cash on hand, cash generated from operations and cash provided from financing activities. As of December 31, 2001, we had cash, cash equivalents and short-term investments of $2.7 million.

     During 2001, we used $18.3 million in operating activities, comprised principally of a net loss of $24.5 million. Cash used in operating activities also reflects $2.2 million for non-cash stock compensation and interest expense for the conversion feature of the Hewlett-Packard note, $2.1 million of depreciation and amortization, $2.9 million in non-cash extraordinary expense for warrants issued to Hewlett-Packard in connection with the modification of the existing convertible note in April 2000, $2.3 million of non-cash extraordinary gain related to the extinguishment of the convertible note with Hewlett-Packard in November 2001 and a $1.3 million increase in cash provided by other working capital changes.

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

     During the third quarter of 2001, the company continued its efforts to reduce its cost structure. The reductions included a reduction in the then current workforce of approximately 45 percent, salary reductions for remaining employees, including additional salary reductions by senior management, and expense reductions including travel, administrative and vendor service costs. As a result of these changes, the gross cash operating expenses were decreased to approximately $1 million per month (excluding non-cash items) during late 2001, compared to average gross cash operating expenses of $2.4 million per month for the first six months of 2001.

     During 2000, we used $26.8 million in operating activities, comprised principally of a net loss of $39.1 million. Cash used in operating activities also reflects $7.2 million for non-cash stock compensation and interest expense for the conversion feature of the Hewlett-Packard note, $2.1 million of depreciation and amortization, $1.2 million in professional fees paid by issuing common shares, $0.7 million write-off of deferred offering costs and note receivable and a $1.1 million increase in cash provided by other working capital changes.

     During 2001, we used $0.5 million in investing activities for capital expenditures.

     During 2000, investing activities provided $4.6 million in net cash. This amount reflects $8.0 million received upon the maturities of short-term investments, as partially offset by reinvestment of $1.5 million, investment in notes receivable of $0.3 million and $1.6 million in capital expenditures and capitalized software development costs.

     During 2001, financing activities provided net cash of $18.5 million, primarily the result of the issuance of $17.3 million of preferred stock and $2.6 million from the issuance of 17.0 million shares of our common stock. Additionally, we received $1.1 million in proceeds from the exercise of outstanding stock options and warrants and purchases under stock purchase plans and incurred approximately $1.9 million of offering placement and registration costs. Additionally, we paid $0.5 million in cash to extinguish approximately $3.8 million of convertible notes.

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

     During 1999, financing activities provided net cash of $20.2 million, primarily the result of the investments made by certain of our alliance partners: $6.0 million from Hewlett-Packard and $5.0 million from i2 Technologies. Additionally, we received $9.3 million in net proceeds from the exercise of our stock options and warrants which includes $2.0 million from Cap Gemini Ernst & Young, reduced by approximately $0.4 million of registration costs.

     We have incurred operating losses and negative cash flow in the past and expect to incur operating losses and negative cash flow through 2002. Our spending may increase in the future for further technology and product development and other technology and database costs. We also expect increases in customer operations expense to outsource implementation resources which will be incurred after corresponding increases in contracted implementation revenues.

     Our independent auditors have issued their Independent Auditors' Report on the Company's consolidated financial statements for the fiscal year ended December 31, 2001 with a modification regarding the Company's ability to continue as a going concern. The going concern modification is contained in an explanatory paragraph to the Independent Auditors' Report which also references note 2 to the consolidated financial statements for the year ended December 31, 2001. We have generated net losses for the years ended December 31, 1999, 2000 and 2001 and have generated an accumulated deficit of $77.2 million as of December 31, 2001. We have incurred operating losses and negative cash flow in the past and expect to incur operating losses and negative cash flow until late 2002. During the second quarter of 2001 we began to experience delays in signing small supplier customers which were an important component of our expected implementation revenues for the second quarter of 2001 and these delays have continued into 2002. These efforts are a part of our retailer "community development" activities. We continue to pursue sales efforts with the small suppliers and still believe that they will become subscribers to our services. Due to these delays, we have focused our sales efforts on larger customers, each of which have a greater incremental effect on increasing subscription revenues. An increase in the number of larger customers is critical to generating positive cash flow from operations.

     The delay in generating revenues creates a need for us to obtain additional capital in order for us to execute our current business plan successfully. The amount of capital will be dependent upon (a) our services achieving market acceptance, (b) the timing of additional customer signings, (c) our ability to sustain current decreased levels of spending, and/or (d) the amount of, if any, unanticipated expenditures. There can be no assurance as to whether, when or the terms upon which any such capital may be obtained. Any failure to obtain an adequate and timely amount of additional capital on commercially reasonable terms could have a material adverse effect on our business, financial condition and results of operations, including our viability as an enterprise.

     We currently have 150 million shares of common stock authorized for issuance by our stockholders. As of March 25, 2002, we have either issued or reserved nearly all of it for (a) future conversion of issued preferred stock and (b) exercises of issued warrants and stock options. For the last 24 months we have obtained working capital primarily from the sale and issuance of common stock or warrants. If the stockholders at the June 4, 2002, annual meeting of stockholders of the Company do not authorize additional shares of common stock for sale and issuance by us, this historical source of working capital will no longer be available to us.

     In November 2001, we entered into a lease let-out agreement with Hewlett-Packard which provides for our continued obligation for certain assets leased from Hewlett-Packard under operating leases. These assets are not being used by the company and we have agreed to allow Hewlett-Packard to sell these assets and reduce the amounts due under the let-out agreement. The total lease obligation of $1.8 million has been accrued at December 31, 2001 as a component of the extraordinary gain recorded in 2001. This amount could be reduced for cash received from the sale of this equipment, any amount remaining under the let-out agreement is due to Hewlett-Packard in December 2002.

     The Company leases its office and storage space under operating leases. The terms range from month-to-month up to ten years and include options to renew. The Company also leases office equipment under various non-cancelable lease agreements.

     Future minimum lease payments under non-cancelable operating leases at December 31, 2001 follows:

                                                              OPERATING
                                                                LEASES
                                                              ----------
2002........................................................  $3,890,000
2003........................................................   1,637,000
2004........................................................     837,000
2005........................................................     834,000
2006........................................................     407,000
Thereafter..................................................          --
                                                              ----------
Future minimum lease payments...............................  $7,605,000
                                                              ==========

     We currently have a lease for our previous corporate headquarters under a ten-year lease expiring on June 30, 2006. We currently have subleases for approximately 18,000 square feet of the 30,000 square foot office facility for monthly rental payments of approximately $18,500. We no longer occupy any of this facility and we are pursuing other sub-tenants to reduce our future cash obligations under this lease. During 2001, we recognized an expense equal to our remaining obligation for abandoning this property of approximately $592,000.

     Future minimum lease payments have not been reduced by future minimum sub-lease rentals of approximately $0.8 million under operating leases, with terms through 2005.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board, issued Statement of Financial Accounting Standards (SFAS) No. 133. SFAS No. 133, as amended, establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS No. 133 requires that all derivatives be recognized at fair value in the balance sheet, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. SFAS No. 133 was effective for our fiscal year 2001. SFAS No. 133 did not have a material effect on our financial position or results of operations.

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

     The Company has adopted the provisions of SFAS No. 141 and is required to adopt the provisions of SFAS No. 142, which will become effective January 1, 2002. The Company does not expect the adoption of SFAS No. 142 to have any significant impact on its financial condition or results of operations.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The Company will adopt SFAS No. 143 in fiscal year 2003. The Company does not expect the adoption of SFAS No. 143 to have any significant impact on its financial condition or results of operations.

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The additional information required by this Item is set forth under the caption "Certain Transactions" in the Proxy Statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 and is incorporated herein by reference.

TRANSACTIONS WITH HEWLETT-PACKARD

     On February 4, 1999, the Company entered into a financing agreement and note purchase agreement with Hewlett-Packard pursuant to which Hewlett-Packard purchased a $6.0 million subordinated secured convertible promissory note, convertible into common stock at the option of Hewlett-Packard beginning August 2000 at a conversion price of $1.75 per share. The note bears interest at 11.5% per annum, with interest payments deferrable to maturity in February 2004. The note contained a beneficial conversion feature valued at approximately $20.0 million at the commitment date. Accordingly, we allocated the full amount of proceeds to the beneficial conversion feature and recorded $6.0 million as additional paid-in capital at the time of closing. The amount was accreted by charges to interest expense and corresponding increases in long-term debt during the period from issuance of the note to August 2000 when the note became convertible. Non-cash interest charges of $3.6 million and $2.4 million were recognized in 1999 and 2000, respectively, as accreted charges to interest expense. We recognized interest expense at 11.5% per annum until the note was converted to common stock. At December 31, 2000, contractual interest of $1.3 million was included in the note payable balance as the amounts are convertible with the note balance.

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

     On November 13, 2001, the Company entered into a Settlement, Amendment, and Mutual Release Agreement with Hewlett-Packard Company whereunder (1) any and all past due amounts under any obligation of the Company to Hewlett-Packard were forgiven and the Company was released from any and all claims by Hewlett-Packard of any kind including those based upon the antecedent debts, (2) the principal amount of $3.8 million under the April 10, 2001, secured convertible promissory note was forgiven, (3) the security interest of Hewlett-Packard in the Company's intellectual property was terminated, (4) the Company's purchase option for various items of equipment under expired equipment leases was preserved to allow the Company to purchase computer equipment having a value of approximately $100,000, and (5) the monthly payments under an ongoing equipment lease and support agreement were lowered to approximately $200,000, all in exchange for the Company's agreeing to (a) pay the sum of $1,000,000 to Hewlett-Packard, (b) restructure and extend the term of the equipment lease with Hewlett-Packard by adding an additional year to the term, thus ending the lease in July 2004, (c) repricing 1,384,658 warrants for common stock of the Company obtained by Hewlett-Packard in connection with the April 10, 2001, promissory note from $3.75 per share to $0.10 per share, and (d) releasing Hewlett-Packard from any and all claims. Under the terms of this agreement Hewlett-Packard will maintain a security interest in the equipment it leases to the Company on a going forward basis.

     At the time of this settlement, we also entered into a lease let-out agreement with Hewlett-Packard which provides for our continued obligation for certain assets leased from Hewlett-Packard under operating leases. These assets are not being used by the company and we have agreed to allow Hewlett-Packard to sell these assets and reduce the amounts due under the let-out agreement. The total lease obligation of $1.8 million has been accrued at December 31, 2001 as a component of the extraordinary gain recorded in 2001. This amount could be reduced for cash received from the sale of this equipment, any amount remaining under the let-out agreement is due to Hewlett-Packard in December 2002.

     These agreements with Hewlett-Packard resulted in the elimination of any further payment on amounts due prior to November 13, 2001. This transaction resulted in an extraordinary gain of $2.3 million recorded in the fourth quarter for the excess of the recorded value of the convertible debt and amounts payable over the combination of our payment to Hewlett-Packard, the assumption of the deferred lease obligation for abandoned leases and the fair value of modification to the warrants in accordance with the provisions of Statement of Financial Accounting Standards No. 15 "Accounting by Debtors and Creditors for Troubled Debt Restructurings."

TRANSACTIONS WITH CAP GEMINI ERNST & YOUNG LLP

     On May 3, 1999, the Company entered into an agreement with Cap Gemini Ernst & Young LLP (CGEY), pursuant to which CGEY provided us with consulting and integration services and sales and marketing support, to assist in the development and market penetration of our viaLink services. In connection with this agreement, we issued CGEY a warrant to purchase up to 1,000,000 shares of our common stock at a price of $2.00 per share contingent upon our ability to register the common stock underlying the warrant agreement. Additionally, we agreed to pay a royalty of 7.0% of our service revenues to CGEY for a period of two years and, in the event that at least ten "significant clients" of CGEY become subscribers to our services during this two year period, we would have been obligated to continue this royalty payment in perpetuity. CGEY will not receive any royalties for services we provide to clients subject to the reporting requirements of the federal securities laws for which it serves as the principal independent auditor. As of the date of the issuance of the warrant, the warrant conversion price was below the fair value of our stock. The fair value of this warrant was recorded as an asset and an increase in additional paid in capital of $1.9 million. On August 9, 1999, CGEY exercised warrants to purchase 250,000 shares of common stock resulting in gross proceeds received by us of $500,000. On November 10, 1999, CGEY exercised warrants to purchase the remaining 750,000 shares of common stock resulting in gross proceeds received by us of $1.5 million. During 1999 and 2000, royalties under this agreement totaled $20,000 and $96,000, respectively, and are included in selling and marketing expense. Effective May 2001, we terminated our agreements with CGEY.

TRANSACTIONS WITH i2 TECHNOLOGIES, INC.

     On October 12, 1999, The Company entered into a strategic relationship with i2 Technologies, Inc. ("i2"), the primary focus of which was to integrate the products and services of our two companies and to extend the solutions across multiple industries. i2 will use our syncLink services to provide product, price and promotion information to facilitate business processes between trading partners using an Internet-accessible shared database. Our two companies agreed to develop joint sales and marketing programs, and develop enhancements to the viaLink services. Additionally, i2 invested $5.0 million in the Company in exchange for 895,536 shares of viaLink common stock and a warrant to purchase up to an additional 746,268 shares of common stock at $6.70 per share, representing a twenty percent (20%) premium over the market price of the stock at the time of the agreement. The initial term of the agreement was to expire on December 31, 2003. The fair value of this warrant was recorded as an asset and an increase in additional paid-in capital and resulted in non-cash charges to our statement of operations during the term of the agreement. Additionally we agreed to pay i2 a royalty of five percent (5%) of the syncLink and Chain Pricing subscription revenues during the period the agreement is in place. We also agreed to pay a royalty, in addition to the five percent, based upon subscription revenues received from new customers with whom i2 had "significant involvement" in the sales process. i2 agreed to pay us a royalty based upon revenues i2 received from providing syncLink and Chain Pricing services outside of the consumer packaged goods industry. During 1999 and 2000, royalties under this agreement totaled $22,000 and $26,000, respectively, and are included in selling and marketing expense. Effective January 29, 2001, we terminated our agreements with i2.

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

        3. Exhibits.

     The following instruments are included as exhibits to the report. Exhibits incorporated by reference are so indicated.

EXHIBIT
 NUMBER                                 DESCRIPTION
-------                                 -----------
 4.1(1)     --  Form of Series A Convertible Participating Preferred Stock
                Certificate.
 4.2(1)     --  Designations, Preferences and Rights of Series A Convertible
                Participating Preferred Stock of The viaLink Company.
 4.3(1)     --  Form of Series A Warrant.
 4.4(1)     --  Series B Warrant Dated February 7, 2001 by The viaLink
                Company in favor of Velocity Investment Partners Ltd.
 4.5(1)     --  Form of Registration Rights Agreement by and among The
                viaLink Company and certain investors.
 4.6(3)     --  Purchase Agreement entered into by and between The viaLink
                Company and SDS Merchant Fund, L.P.
 4.7(3)     --  Certificate of Designation of the Relative Rights and
                Preferences of the Series B Convertible Preferred Stock of
                The viaLink Company.
 4.8(3)     --  Warrant to Purchase Shares of Common Stock of The viaLink
                Company.
 4.9(4)     --  Form of purchase Agreement entered into by and between The
                viaLink Company and each of the Purchasers.
 4.10(4)    --  Certificate of Designation of the Relative Rights and
                Preferences of the Series C Convertible Preferred Stock of
                The viaLink Company.
 4.11(4)    --  Form of Series A Warrant to Purchase Shares of Common Stock
                of The viaLink Company.
 4.12(4)    --  Series B Warrant to Purchase Shares of Common Stock of The
                viaLink Company.

EXHIBIT
 NUMBER                                 DESCRIPTION
-------                                 -----------
10.1(1)     --  Securities Purchase Agreement dated as of February 2, 2001 by and between The viaLink Company and Velocity Investment
                Partners Ltd.
10.2(1)     --  Form of Securities Purchase Agreement by and between The
                viaLink Company and certain investors.
10.3(2)     --  Secured Convertible Promissory Note dated as of April 10,
                2001 issued by the Registrant in favor of Hewlett-Packard
                Company.
10.4(2)     --  Lock-up Agreement dated April 10, 2001 by and between the
                Registrant and Hewlett-Packard Company.
23.1        --  Consent of KPMG LLP.
99.1(5)     --  Termination of Employment Agreement entered into by and between The viaLink Company and Lewis B. Kilbourne.
99.2(5)     --  Separation Agreement entered into by and between viaLink
                International, Inc. and Chris Riley.
99.3(5)     --  Settlement, Amendment, and Mutual Release Agreement made as
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

---------------

(1) Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated February 7, 2001.

(2) Incorporated herein by reference to the Registrant's Registration Statement on Form S-3 filed May 25, 2001.

(3) Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated November 7, 2001.

(4) Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated January 2, 2002.

(5) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001.

        4. Reports on Form 8-K.

     The Registrant filed a Current Report on Form 8-K, dated December 3, 2001, reporting pursuant to Item 5 of such Form that the Company's common stock had been delisted from the Nasdaq National Market.

     The Registrant filed a Current Report on Form 8-K, dated January 2, 2001, reporting pursuant to Item 5 of such Form that we offered 300 Shares of our Series C Convertible Preferred Stock and Warrants to purchase 9,000,000 shares of our common stock to certain purchasers. (collectively the "Purchasers") pursuant to a prospectus supplement to Registration Statement No. 333-64750. The Purchase Agreement, Certificate of Designation and Warrant were included as exhibits.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 29th day of March, 2002.

                                          THE VIALINK COMPANY
                                          (Registrant)

                                          By:      /s/ WARREN D. JONES
                                            ------------------------------------
                                                      Warren D. Jones
                                                  Chief Executive Officer

                                          By:      /s/ BRIAN M. CARTER
                                            ------------------------------------
                                                      Brian M. Carter
                                              Vice President, Chief Financial
                                                           Officer
                                            (principal financial and accounting
                                                           officer)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS OF THE VIALINK COMPANY
  Independent Auditors' Report..............................  F-2
  Consolidated Balance Sheets as of December 31, 2000 and
     2001...................................................  F-3
  Consolidated Statements of Operations for the Years Ended
     December 31, 1999, 2000 and 2001.......................  F-4
  Consolidated Statements of Stockholders' Equity (Deficit)
     for the Years Ended December 31, 1999, 2000 and 2001...  F-5
  Consolidated Statements of Cash Flows for the Years Ended
     December 31, 1999, 2000 and 2001.......................  F-6
  Notes to Consolidated Financial Statements................  F-7

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
The viaLink Company:

     We have audited the accompanying consolidated balance sheets of The viaLink Company and its subsidiary as of December 31, 2000 and 2001, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The viaLink Company and its subsidiary as of December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in note 2 to the consolidated financial statements, the Company's recurring losses from operations and resulting dependence upon access to additional external financing raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                          KPMG LLP

Dallas, Texas
February 27, 2002, except Note 14,
which is as of March 26, 2002

                              THE VIALINK COMPANY

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 2001

                                                                  2000           2001
                                                              ------------   ------------
                                         ASSETS

Current assets:
  Cash and cash equivalents.................................  $  2,980,600   $  2,702,782
  Accounts receivable -- trade, net of allowance for
     doubtful accounts of $158,000 in 2000 and $100,000 in
     2001...................................................       514,663        798,379
  Prepaid expenses and other current assets.................       711,840        463,752
                                                              ------------   ------------
          Total current assets..............................     4,207,103      3,964,913
Furniture, equipment and leasehold improvements, net........     2,568,909      1,450,387
Software development costs, net.............................     1,615,191        996,942
Deferred service fees.......................................     1,042,866             --
Other assets................................................        98,352         86,464
                                                              ------------   ------------
          Total assets......................................  $  9,532,421   $  6,498,706
                                                              ============   ============

                 LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
                                  STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable and accrued liabilities..................  $  3,253,708   $  5,611,357
  Deferred revenues.........................................       122,640        273,405
  Current portion of capital lease obligations..............        63,603             --
                                                              ------------   ------------
          Total current liabilities.........................     3,439,951      5,884,762
Long-term liabilities:
  Long-term debt............................................     7,313,836             --
  Capital lease obligations, less current portion...........        70,560             --
                                                              ------------   ------------
          Total long-term liabilities.......................     7,384,396             --
          Total liabilities.................................    10,824,347      5,884,762
Commitments and contingencies (Notes 6 and 10)
Redeemable convertible preferred stock:
  Series B Preferred stock, $.001 par value; 10,000,000
     shares authorized; 90 shares issued and outstanding at
     December 31, 2001,.....................................            --        907,841
  Series C Preferred stock, $.001 par value; 10,000,000
     shares authorized; 300 shares issued and outstanding at
     December 31, 2001,.....................................            --      3,000,000
Stockholders' deficit:
  Common stock, $.001 par value; 150,000,000 shares
     authorized; 22,779,566 and 67,076,838 shares issued and
     outstanding at December 31, 2000 and 2001,
     respectively...........................................        22,780         67,077
  Additional paid-in capital................................    51,902,400     73,835,260
  Unearned stock compensation...............................      (487,895)            --
  Accumulated deficit.......................................   (52,729,211)   (77,196,234)
                                                              ------------   ------------
          Total stockholders' deficit.......................    (1,291,926)    (3,293,897)
                                                              ------------   ------------
          Total liabilities, redeemable preferred stock and
            stockholders' deficit...........................  $  9,532,421   $  6,498,706
                                                              ============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                              THE VIALINK COMPANY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001

                                                         1999           2000           2001
                                                     ------------   ------------   ------------
Revenues:
  Subscription.....................................  $     74,930   $    483,205   $  1,381,990
  Implementation...................................       247,914        936,032      2,070,502
  Web-Hosting......................................       292,675        202,200             --
                                                     ------------   ------------   ------------
          Total revenues...........................  $    615,519   $  1,621,437   $  3,452,492
Operating expenses:
  Customer operations..............................     2,655,113      7,308,645      7,800,644
  Development......................................     2,803,247      6,281,645      4,559,379
  Selling and marketing............................     2,919,857      9,729,799      6,566,305
  General and administrative.......................     5,430,466     13,604,905      6,485,779
  Depreciation and amortization....................       594,373      1,570,057      1,498,569
                                                     ------------   ------------   ------------
          Total operating expenses.................    14,403,056     38,495,051     26,910,676
                                                     ------------   ------------   ------------
Loss from operations...............................   (13,787,537)   (36,873,614)   (23,458,184)
  Interest expense, net............................    (3,983,785)    (2,379,909)      (377,088)
  Gain on sale of assets...........................     1,262,921        124,419             --
  Realized gain on sale of marketable securities...     3,872,438             --             --
                                                     ------------   ------------   ------------
Net loss before extraordinary items:...............   (12,635,963)   (39,129,104)   (23,835,272)
  Extraordinary loss on modification of debt.......            --             --     (2,927,773)
  Extraordinary gain on extinguishment of debt.....            --             --      2,296,022
                                                     ------------   ------------   ------------
Net loss...........................................   (12,635,963)   (39,129,104)   (24,467,023)
  Dividends on preferred stock:
     Value of warrants and beneficial conversion...            --             --    (16,238,970)
     Stated dividends..............................            --             --       (445,426)
                                                     ------------   ------------   ------------
Net loss applicable to common stock................  $(12,635,963)  $(39,129,104)  $(41,151,419)
                                                     ============   ============   ============
Other comprehensive income (loss):
  Unrealized income (loss) on marketable
     securities, net of tax........................       315,673             --             --
                                                     ------------   ------------   ------------
Comprehensive loss.................................  $(12,320,290)  $(39,129,104)  $(41,151,419)
                                                     ============   ============   ============
Net loss applicable to common stock per common
  share --
  Basic and diluted................................  $      (0.96)  $      (1.89)  $      (1.22)
                                                     ============   ============   ============
Weighted average common shares outstanding --
  Basic and diluted................................    13,114,028     20,732,411     33,805,389
                                                     ============   ============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                              THE VIALINK COMPANY

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001

                                                         SERIES A
                                                      PREFERRED STOCK          COMMON STOCK        ADDITIONAL      UNEARNED
                                                   ---------------------   --------------------     PAID-IN         STOCK
                                                   SHARES     AMOUNTS        SHARES     AMOUNTS     CAPITAL      COMPENSATION
                                                   ------   ------------   ----------   -------   ------------   ------------
Balance, January 1, 1999.........................           $         --    2,826,613   $2,827    $  4,763,569   $        --
 Exercise of stock options and warrants..........                           1,893,477    1,893       9,614,253
 Stock issued under employee stock purchase
   plan..........................................                                 172       --           1,891
 Proceeds from Hewlett-Packard note..............                                                    6,000,000
 Issuance of stock options to employees..........                                                    2,185,736    (2,185,736)
 Issuance of stock purchase warrants.............                                                    4,006,468
 Amortization of unearned stock compensation.....                                                                    796,657
 Issuance of common stock for services...........                              20,480       21         549,639
 Proceeds from issuance of common stock..........                             223,884      224       4,999,776
 Registration costs..............................                                                     (365,763)
 Two-for-one stock split on November 29, 1999....                           4,820,196    4,820          (4,820)
 Unrealized gain on securities...................
 Net loss........................................
                                                   ------   ------------   ----------   -------   ------------   -----------
Balance, December 31, 1999.......................     --              --    9,784,822    9,785      31,750,749    (1,389,079)
 Exercise of stock options and warrants..........                           1,471,737    1,472         812,646
 Stock issued under employee stock purchase
   plan..........................................                              42,561       43         196,609
 Issuance of stock options to service
   providers.....................................                                                      424,541
 Issuance of stock options to employees..........                                                      997,500      (997,500)
 Amortization of unearned stock compensation.....                                                                  1,898,684
 Proceeds from issuance of common stock, net.....                           1,494,351    1,494      16,066,306
 Issuance of common stock for services...........                              80,817       81       1,663,954
 Two-for-one stock split, March 2000 (Note 8)....                           9,905,278    9,905          (9,905)
 Net loss........................................
                                                   ------   ------------   ----------   -------   ------------   -----------
Balance, December 31, 2000.......................     --              --   22,779,566   22,780      51,902,400      (487,895)
 Exercise of stock options and warrants..........                           4,264,123    4,264         692,557
 Stock and options issued under employee stock
   purchase and option plans.....................                           1,049,797    1,049         516,125      (140,000)
 Amortization of unearned stock compensation.....                                                                    627,895
 Fair value adjustment, stock options to service
   providers.....................................                                                      (17,243)
 Partial conversion of convertible note..........                           2,175,893    2,176       3,805,637
 Issuance of warrants to Hewlett Packard.........                                                    2,951,329
 Proceeds from issuance of common stock..........                          17,032,812   17,033       2,607,987
 Proceeds from issuance of preferred stock.......  4,647                                            16,238,970
 Offering, placement and registration costs......                           3,030,000    3,030      (1,978,196)
 Dividends on preferred stock:
   Beneficial conversion feature.................             12,779,250                           (16,238,970)
   Stated dividends..............................                437,092                              (445,426)
 Common stock issued:
   Series A preferred conversion.................  (4,647)   (12,779,250)  12,712,490   12,713      12,766,537
   Series B preferred conversion.................                           3,036,592    3,037         596,963
   Dividends paid with common Stock..............               (437,092)     995,565      995         436,590
 Net loss........................................
                                                   ------   ------------   ----------   -------   ------------   -----------
Balance, December 31, 2001.......................     --    $         --   67,076,838   $67,077   $ 73,835,260   $        --
                                                   ======   ============   ==========   =======   ============   ===========

                                                    ACCUMULATED
                                                       OTHER
                                                   COMPREHENSIVE
                                                      INCOME       ACCUMULATED
                                                      (LOSS)        (DEFICIT)        TOTAL
                                                   -------------   ------------   ------------
Balance, January 1, 1999.........................    $(315,673)    $  (964,144)   $  3,486,579
 Exercise of stock options and warrants..........                                    9,616,146
 Stock issued under employee stock purchase
   plan..........................................                                        1,891
 Proceeds from Hewlett-Packard note..............                                    6,000,000
 Issuance of stock options to employees..........                                           --
 Issuance of stock purchase warrants.............                                    4,006,468
 Amortization of unearned stock compensation.....                                      796,657
 Issuance of common stock for services...........                                      549,660
 Proceeds from issuance of common stock..........                                    5,000,000
 Registration costs..............................                                     (365,763)
 Two-for-one stock split on November 29, 1999....                                           --
 Unrealized gain on securities...................      315,673                         315,673
 Net loss........................................                  (12,635,963)    (12,635,963)
                                                     ---------     ------------   ------------
Balance, December 31, 1999.......................           --     (13,600,107)     16,771,348
 Exercise of stock options and warrants..........                                      814,118
 Stock issued under employee stock purchase
   plan..........................................                                      196,652
 Issuance of stock options to service
   providers.....................................                                      424,541
 Issuance of stock options to employees..........                                           --
 Amortization of unearned stock compensation.....                                    1,898,684
 Proceeds from issuance of common stock, net.....                                   16,067,800
 Issuance of common stock for services...........                                    1,664,035
 Two-for-one stock split, March 2000 (Note 8)....                                           --
 Net loss........................................                  (39,129,104)    (39,129,104)
                                                     ---------     ------------   ------------
Balance, December 31, 2000.......................           --     (52,729,211)     (1,291,926)
 Exercise of stock options and warrants..........                                      696,821
 Stock and options issued under employee stock
   purchase and option plans.....................                                      377,174
 Amortization of unearned stock compensation.....                                      627,895
 Fair value adjustment, stock options to service
   providers.....................................                                      (17,243)
 Partial conversion of convertible note..........                                    3,807,813
 Issuance of warrants to Hewlett Packard.........                                    2,951,329
 Proceeds from issuance of common stock..........                                    2,625,020
 Proceeds from issuance of preferred stock.......                                   16,238,970
 Offering, placement and registration costs......                                   (1,975,166)
 Dividends on preferred stock:
   Beneficial conversion feature.................                                   (3,459,720)
   Stated dividends..............................                                       (8,334)
 Common stock issued:
   Series A preferred conversion.................                                           --
   Series B preferred conversion.................                                      600,000
   Dividends paid with common Stock..............                                          493
 Net loss........................................                  (24,467,023)    (24,467,023)
                                                     ---------     ------------   ------------
Balance, December 31, 2001.......................    $      --     $(77,196,234)  $ (3,293,897)
                                                     =========     ============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                              THE VIALINK COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001

                                                                  1999           2000           2001
                                                              ------------   ------------   ------------
Cash flows from operating activities:
  Net loss..................................................  $(12,635,963)  $(39,129,104)  $(24,467,023)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization..........................     1,015,609      2,068,341      2,116,819
     Gain on sale of assets.................................      (462,042)            --             --
     Gain on sale of marketable securities..................    (3,872,438)            --             --
     Amortization of unearned stock compensation............       796,657      1,898,684        627,895
     Non-cash service costs for warrant and options issued
       to service providers.................................       960,166      2,243,602      1,025,623
     Non-cash extraordinary loss on modification of debt....            --             --      2,927,773
     Non-cash extraordinary gain on extinguishment of
       debt.................................................            --             --     (2,296,022)
     Non-cash interest expense on convertible debt..........     4,230,720      3,083,116        497,733
     Professional fees paid with common shares..............       549,660      1,185,883             --
     Write-off of deferred offering costs and notes
       receivable...........................................            --        671,248             --
     Increase (decrease) in cash for changes in:
       Accounts receivable, net.............................        35,321       (391,867)      (283,716)
       Prepaid expenses and other assets....................      (335,816)       216,682        209,976
       Accounts payable and accrued liabilities.............     1,170,248      1,201,562      1,173,471
       Deferred revenue.....................................            --        122,640        150,765
                                                              ------------   ------------   ------------
          Net cash used in operating activities.............    (8,547,878)   (26,829,213)   (18,316,706)
                                                              ------------   ------------   ------------
Cash flows from investing activities:
  Proceeds from sale of marketable securities...............     4,872,438             --             --
  Capital expenditures......................................    (2,345,157)    (1,053,369)      (514,211)
  Collection on note receivable from sale of ijob...........       800,000             --             --
  Purchase of short-term investments........................    (9,099,443)    (1,524,698)            --
  Investment in note receivable.............................            --       (265,000)            --
  Proceeds upon maturity of short-term investments..........     2,620,000      8,004,141             --
  Capitalized expenditures for software development.........      (607,181)      (589,888)            --
                                                              ------------   ------------   ------------
          Net cash provided by (used in) investing
            activities......................................    (3,759,343)     4,571,186       (514,211)
                                                              ------------   ------------   ------------
Cash flows from financing activities:
  Proceeds from convertible debt............................     6,000,000             --             --
  Proceeds from exercise of stock options, stock purchase
     warrants and stock purchase plans......................     9,252,274      1,010,770      1,073,995
  Proceeds from issuance of preferred stock.................            --             --     17,279,250
  Proceeds from issuance of common stock....................     5,000,000     16,067,800      2,625,020
  Offering, placement and registration costs................            --       (456,248)    (1,925,166)
  Payments of capital lease obligations.....................       (44,194)            --             --
  Payments for extinguishment of convertible debt...........            --             --       (500,000)
                                                              ------------   ------------   ------------
          Net cash provided by financing activities.........    20,208,080     16,622,322     18,553,099
                                                              ------------   ------------   ------------
Net increase (decrease) in cash and cash equivalents........     7,900,859     (5,635,705)      (277,818)
Cash and cash equivalents, beginning of year................       715,446      8,616,305      2,980,600
                                                              ------------   ------------   ------------
Cash and cash equivalents, end of year......................  $  8,616,305   $  2,980,600   $  2,702,782
                                                              ============   ============   ============
Supplemental schedule of non-cash investing and financing
  activities:
  Issuance of stock purchase warrants for future services...  $  4,006,468   $         --   $         --
                                                              ============   ============   ============
  Issuance of common stock for software development
     services...............................................  $         --   $    478,152   $         --
                                                              ============   ============   ============
  Assets acquired under capital leases......................  $         --   $    134,163   $         --
                                                              ============   ============   ============
  Preferred stock, dividends accrued, payable in-kind.......  $         --   $         --   $      7,841
                                                              ============   ============   ============
  Preferred stock, dividends, paid with common stock........  $         --   $         --   $    437,585
                                                              ============   ============   ============
  Hewlett-Packard conversion of debt into common stock......  $         --   $         --   $  3,807,813
                                                              ============   ============   ============

     The accompanying notes are an integral part of these consolidated financial statements.

                              THE VIALINK COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     General Description of Business -- We provide subscription-based, business-to-business electronic commerce services that enable food industry participants to more efficiently manage their highly complex supply chain information. Our services allow manufacturers, wholesalers, distributors, sales agencies (such as food brokers), retailers and foodservice operators to communicate and synchronize item, pricing and promotion information in a more cost-effective and accessible way than has been possible using traditional electronic and paper-based methods.

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

     Basis of Presentation -- The financial statements include the accounts of the viaLink Company and its wholly owned subsidiary. In April 2000, we formed viaLink International, Inc., a wholly-owned subsidiary. viaLink International is a Delaware corporation formed to include our international operations. Our consolidated financial statements include the accounts of viaLink International. All intercompany transactions and balances have been eliminated in consolidation.

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

     Cash and Cash Equivalents and Short-term Investments -- For purposes of the statement of cash flows, we consider all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. Similar investments with a maturity, at purchase, of more than three months are classified as short-term investments held to maturity and are carried at amortized cost.

     Risks from Concentrations -- Financial instruments which potentially subject us to concentrations of credit risk consist principally of temporary cash investments, notes receivable and accounts receivable. We place our temporary cash investments with high credit quality financial institutions. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of individual accounts and their dispersion across different regions. We do not believe a material risk of loss exists with respect to our financial position due to concentrations of credit risk.

     We received, as consideration for the sale of its management consulting and systems integration assets, 643,770 shares of preferred stock which were converted into common shares of the NetPlex Group, Inc. Such shares were classified as available-for-sale marketable securities and were subject to fluctuations in value due to market conditions until the sale of such securities in December 1999.

                              THE VIALINK COMPANY

     Our revenues are dependent on large implementation and subscription fees from a limited number of customers. In 1999, three customers individually accounted for 27, 14 and 12 percent of revenues. In 2000, three customers individually accounted for 18, 13 and 11 percent of revenues. In 2001, three customers individually accounted for 9, 9 and 5 percent of revenues. In 1999, 2000 and 2001, approximately 70, 60 and 33 percent, respectively, of the our total revenues were attributable to five clients. We will continue to be dependent upon revenues from a limited number of customers until we achieve market penetration. During 1999, 2000 and 2001 our statement of operations includes provisions for bad debt of $34,000, $159,000 and $238,000 respectively. During 2000 and 2001 we wrote-off uncollectible accounts receivable of $42,000 and $296,000, respectively, no amounts were written-off in 1999.

     Furniture, equipment and leasehold improvements -- Furniture, equipment and leasehold improvements are stated at cost. Expenditures for repairs and maintenance are charged to expense as incurred. Upon disposition, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is reflected in operations for the period. We depreciate furniture and equipment using the straight-line method over their estimated useful lives ranging from 3 to 10 years. Leasehold improvements are amortized over the lease term using the straight-line method.

     Impairment of long-lived assets -- We review long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the long-lived assets, the carrying value is reduced to the estimated fair value as measured by the discounted cash flows.

     Revenue Recognition -- Our revenues consist of recurring monthly subscription fees for customer use of the viaLink services, implementation fees and recurring monthly fees for hosting customer websites. Contracts for customer use of the viaLink services are generally for periods ranging from one to three years, but are generally cancelable with 30 days notice. Implementation fees for the viaLink services are due up front, are nonrefundable and are separately priced from the use of the viaLink services based on time and materials. Implementation costs consist primarily of labor by technical support personnel to configure customer data and establish a connection to the viaLink database. Implementation activities can range from a "basic" implementation that simply establishes a web browser interface to more involved activities where we assist a customer to modify the customer's systems and automate the connection. We have no obligation to perform any future implementation services and no additional implementation services are necessary upon renewal of the service by the customer. We recognize implementation fees and associated costs for the more involved implementation activities as the services are provided. Implementation fees and associated direct costs to provide basic implementations are deferred and recognized over the period the subscription-based viaLink services are provided. Implementation fees and associated direct costs for basic implementations are deferred because we do not have an objective basis to determine the fair value of the basic implementation services and they are essential to the viaLink services. The fair value of more involved implementation activities is established using a residual method and generally equals the amount charged by viaLink based on time and materials. We recognized revenue for hosting customer websites and subscription fees for customer use of the viaLink services as these services were provided. Revenues collected in advance and revenues dependent upon future performance criteria are deferred and recognized as earned and those performance criteria are met.

     In December 1999, the Securities and Exchange Commission staff (the "Staff") issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. As subsequently interpreted by the Staff through issuance of a document summarizing frequently asked questions and answers, the Staff has provided guidance on accounting for revenue from multiple-element arrangements that are not currently addressed by existing accounting pronouncements. In particular, the Staff has provided guidance that revenue should not be allocated among the elements unless the allocation

                              THE VIALINK COMPANY
is based on reliable, verifiable and objectively determinable fair values of the elements. The Staff's guidance also provides that if an undelivered element is essential to the functionality of a delivered element, no revenue allocated to the delivered element should be recognized until that undelivered element is delivered. We adopted SAB 101 in the fourth quarter of 2000, with retroactive effect to January 1, 2000. Prior to adoption of SAB 101, we recognized all implementation fees and associated costs as the services were provided. The cumulative effect of adopting SAB 101 was to increase both deferred revenues and deferred customer operations expense by approximately $107,000 as of January 1, 2000 with no impact on stockholders' equity.

     Development -- We incurred costs and expenses of approximately $3.4 million, $6.9 million and $4.6 million, for product development in 1999, 2000 and 2001, respectively. We capitalize certain of these costs, including interest, that are directly related to the development of software to be sold and software developed for internal use. Capitalization of costs for internal use software begins after the preliminary project stage and ends when the software is substantially complete and ready for its intended use. We also capitalize certain of these costs, including interest, for software to be sold beginning when technological feasibility has been established and ending when the product is available for customers. Capitalized software development costs are amortized using the straight-line method over the estimated useful life of three to five years and are subject to impairment evaluation in accordance with the provisions of SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

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

     Income Taxes -- We account for income taxes using the asset and liability method. Deferred tax liabilities or assets are recognized for the anticipated future tax effects of temporary differences that arise as a result of the differences in the carrying amounts and tax bases of assets and liabilities, and for loss carryforwards and tax credit carryforwards. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

     Reclassifications -- Certain prior year amounts have been reclassified to conform to the 2001 financial statement presentation.

2.  LIQUIDITY AND GOING CONCERN

     We reported a substantial loss from operations for the fiscal years ended December 31, 1999, 2000 and 2001, and we expect to incur losses for the fiscal year ending December 31, 2002. The extent of these losses will depend primarily on the amount of revenues generated from implementations of and subscriptions to our viaLink services, which have not yet achieved significant market acceptance or market penetration and the amount of expenses incurred in generating these revenues. In order to achieve market penetration and acceptance we expect to continue our expenditures for development of our viaLink services. These expenses have substantially exceeded our revenues.

     We believe that our cash, cash equivalents and the expected proceeds from the second closing of our sale of Series C preferred stock will be sufficient to meet our near term cash flow needs. However, we may need to raise additional capital if (a) we are unable to maintain our projected level of spending, (b) we are unable to manage our working capital requirements or (c) we experience a lack of revenue growth due

                              THE VIALINK COMPANY
to delayed or less than expected market acceptance of our viaLink services. If we are required to raise additional capital there can be no assurance as to whether, when or the terms upon which any such capital may be obtained. Any failure to obtain an adequate and timely amount of capital on commercially reasonable terms could have a material adverse effect on our business, financial condition and results of operations, including our viability as an enterprise.

     We currently have 150 million shares of common stock authorized for issuance by our stockholders. As of March 25, 2002, we have either issued or reserved nearly all of it for (a) future conversion of issued preferred stock and (b) exercises of issued warrants and stock options. For the last 24 months we have obtained working capital primarily from the sale and issuance of common stock or warrants. If the stockholders at the June 4, 2002, annual meeting of stockholders of the Company do not authorize additional shares of common stock for sale and issuance by us, this historical source of working capital will no longer be available to us.

     We have an accumulated deficit of $77.2 million as of December 31, 2001. We have historically funded operations with the proceeds from the sale of preferred and common stock. We have not generated positive cash flows from operations in 1999, 2000 and 2001 and does not expect to generate positive cash flows from operations through 2002. In addition, the we do not currently have any committed debt or equity financing that might be required to sustain operations through the balance of 2002. These factors raise substantial doubt about the our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.  FURNITURE, EQUIPMENT, LEASEHOLD IMPROVEMENTS AND SOFTWARE DEVELOPMENT COSTS

     Furniture, equipment and leasehold improvements at December 31, 2000 and 2001 consisted of the following:

                                                                2000          2001
                                                             -----------   -----------
Furniture and fixtures.....................................  $   403,212   $   159,909
Computer equipment.........................................    3,274,864     2,235,865
Computer software..........................................    2,291,496     2,228,352
Leasehold improvements.....................................      303,088            --
                                                             -----------   -----------
                                                               6,272,660     4,624,126
Less: accumulated depreciation and amortization............   (3,703,751)   (3,173,739)
                                                             -----------   -----------
Furniture, equipment and leasehold improvements, net.......  $ 2,568,909   $ 1,450,387
                                                             ===========   ===========

     Computer equipment in 2000 included $134,000 of assets under capital leases and no amounts as of December 31, 2001. Accumulated amortization for assets under capital leases at December 31, 2000 was $28,000.

     We incurred total costs of approximately $3.4 million, $6.9 million and $4.6 million for development of software in 1999, 2000 and 2001, respectively. We capitalized $0.6 million of these costs for development of software in 1999 and 2000 and no amounts were capitalized in 2001. Interest capitalized during 1999 and 2000 was not material. Amortization of developed software during 1999, 2000 and 2001 was $0.4 million, $0.5 million and $0.6 million, respectively. Accumulated amortization at December 31, 2000 and 2001 was $1.7 million and $2.3 million, respectively.

                              THE VIALINK COMPANY

4.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses at December 31, 2000 and 2001 consisted of the following:

                                                                 2000         2001
                                                              ----------   ----------
Accounts payable............................................  $1,005,674   $1,223,577
Accrued employee compensation...............................   1,340,320      844,372
Accrued lease, services and other, Hewlett-Packard..........          --      680,854
Accrued lease termination expenses, real estate.............          --      591,940
Accrued lease termination expenses, Hewlett-Packard.........          --    1,798,000
Accrued professional fees and contract labor................     514,371       55,000
Other accrued expenses......................................     393,343      417,614
                                                              ----------   ----------
Total accounts payable and accrued liabilities..............  $3,253,708   $5,611,357
                                                              ==========   ==========

5.  TRANSACTIONS WITH HEWLETT-PACKARD

     On February 4, 1999, we entered into a financing agreement and note purchase agreement with Hewlett-Packard pursuant to which Hewlett-Packard purchased a $6.0 million subordinated secured convertible promissory note, convertible into common stock at the option of Hewlett-Packard beginning August 2000 at a conversion price of $1.75 per share. The note bears interest at 11.5% per annum, with interest payments deferrable to maturity in February 2004. The note contained a beneficial conversion feature valued at approximately $20.0 million at the commitment date. Accordingly, we allocated the full amount of proceeds to the beneficial conversion feature and recorded $6.0 million as additional paid-in capital at the time of closing. The amount was accreted by charges to interest expense and corresponding increases in long-term debt during the period from issuance of the note to August 2000 when the note became convertible. Non-cash interest charges of $3.6 million and $2.4 million were recognized in 1999 and 2000, respectively, as accreted charges to interest expense. We recognized interest expense at 11.5% per annum until the note was converted to common stock. At December 31, 2000, contractual interest of $1.3 million was included in the note payable balance as the amounts are convertible with the note balance.

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

     On November 13, 2001, we entered into a Settlement, Amendment, and Mutual Release Agreement with Hewlett-Packard Company whereunder (1) any and all past due amounts under any obligation of ours to Hewlett-Packard were forgiven and we were released from any and all claims by Hewlett-Packard of any kind including those based upon the antecedent debts, (2) the principal amount of $3.8 million under the April 10, 2001, secured convertible promissory note was forgiven, (3) the security interest of

                              THE VIALINK COMPANY

Hewlett-Packard in our intellectual property was terminated, (4) our purchase option for various items of equipment under expired equipment leases was preserved to allow us to purchase computer equipment having a value of approximately $100,000, and (5) the monthly payments under an ongoing equipment lease and support agreement were lowered to approximately $200,000, all in exchange for the our agreeing to (a) pay the sum of $1,000,000 to Hewlett-Packard, (b) restructure and extend the term of the equipment lease with Hewlett-Packard by adding an additional year to the term, thus ending the lease in July 2004, (c) repricing 1,384,658 warrants for our common stock obtained by Hewlett-Packard in connection with the April 10, 2001, promissory note from $3.75 per share to $0.10 per share, and (d) releasing Hewlett-Packard from any and all claims. Under the terms of this agreement Hewlett-Packard will maintain a security interest in the equipment it leases to us on a going forward basis. The $2.3 million recorded as an extraordinary gain was determined as the excess of any and all amounts due to Hewlett-Packard which were forgiven, including: a) the principal amount of $3.8 million under the secured convertible promissory note; and b) $1.4 million for amounts payable under certain services and lease agreements over consideration paid which includes: a) a cash payment of $1,000,000; b) the change in fair value due to our modification of the strike price of 1,384,658 warrants to $0.10 per share and c) a lease let-out obligation for equipment no longer being used of $1.8 million. This transaction was accounted for in accordance with the provisions of Statement of Financial Accounting Standards No. 15 "Accounting by Debtors and Creditors for Troubled Debt Restructurings."

     At the time of this settlement, we also entered into a lease let-out agreement with Hewlett-Packard which provides for our continued obligation for certain assets leased from Hewlett-Packard under operating leases. These assets are not being used by the company and we have agreed to allow Hewlett-Packard to sell these assets and reduce the amounts due under the let-out agreement. The total lease obligation of $1.8 million has been accrued at December 31, 2001 as a component of the extraordinary gain recorded in 2001. This amount could be reduced for cash received from the sale of this equipment, any amount remaining under the let-out agreement is due to Hewlett-Packard in December 2002.

6.  ALLIANCE AGREEMENTS

     On May 3, 1999, we entered into an agreement with Cap Gemini Ernst & Young LLP (CGEY), pursuant to which CGEY provided us with consulting and integration services and sales and marketing support, to assist in the development and market penetration of our viaLink services. In connection with this agreement, we issued CGEY a warrant to purchase up to 1,000,000 shares of our common stock at a price of $2.00 per share contingent upon our ability to register the common stock underlying the warrant agreement. Additionally, we agreed to pay a royalty of 7.0% of our service revenues to CGEY for a period of two years and, in the event that at least ten "significant clients" of CGEY become subscribers to our services during this two year period, we would have been obligated to continue this royalty payment in perpetuity. CGEY will not receive any royalties for services we provide to clients subject to the reporting requirements of the federal securities laws for which it serves as the principal independent auditor. As of the date of the issuance of the warrant, the warrant conversion price was below the fair value of our stock. The fair value of this warrant was recorded as an asset and an increase in additional paid in capital of $1.9 million. The fair value of the warrant at the measurement date was determined using a Black-Scholes option pricing model with the following assumptions: interest rate (zero-coupon U.S. government issued with a remaining life equal to the expected term of the warrant) of 6.0%; a dividend yield of 0%; volatility factor of the expected market price of our common stock of 100.4%; and weighted-average expected life of the warrant of 1.5 years. The asset was amortized over the service period as non-cash charges to our statement of operations. On August 9, 1999, CGEY exercised warrants to purchase 250,000 shares of common stock resulting in gross proceeds received by us of $500,000. On November 10, 1999, CGEY exercised warrants to purchase the remaining 750,000 shares of common stock resulting in gross proceeds received by us of $1.5 million. During 1999 and 2000, royalties under this agreement totaled $20,000 and

                              THE VIALINK COMPANY

$96,000, respectively, and are included in selling and marketing expense. Effective May 2001, we terminated our agreements with CGEY.

     On October 12, 1999, we entered into a strategic relationship with i2 Technologies, Inc. ("i2"), the primary focus of which was to integrate the products and services of our two companies and to extend the solutions across multiple industries. i2 will use our syncLink services to provide product, price and promotion information to facilitate business processes between trading partners using an Internet-accessible shared database. Our two companies agreed to develop joint sales and marketing programs, and develop enhancements to the viaLink services. Additionally, i2 invested $5.0 million in us in exchange for 895,536 shares of viaLink common stock and a warrant to purchase up to an additional 746,268 shares of common stock at $6.70 per share, representing a twenty percent (20%) premium over the market price of the stock at the time of the agreement. The initial term of the agreement was to expire on December 31, 2003. The fair value of this warrant was recorded as an asset and an increase in additional paid-in capital and resulted in non-cash charges to our statement of operations during the term of the agreement. The fair value of the warrant at the measurement date was determined using a Black-Scholes option pricing model with the following assumptions: interest rate (zero-coupon U.S. government issued with a remaining life equal to the expected term of the warrant) of 5.91%; a dividend yield of 0%; volatility factor of the expected market price of our common stock of 101.6%; and weighted-average expected life of the warrant of
2.0 years. Additionally we agreed to pay i2 a royalty of five percent (5%) of the syncLink and Chain Pricing subscription revenues during the period the agreement is in place. We also agreed to pay a royalty, in addition to the five percent, based upon subscription revenues received from new customers with whom i2 had "significant involvement" in the sales process. i2 agreed to pay us a royalty based upon revenues i2 received from providing syncLink and Chain Pricing services outside of the consumer packaged goods industry. During 1999 and 2000, royalties under this agreement totaled $22,000 and $26,000, respectively, and are included in selling and marketing expense. Effective January 29, 2001, we terminated our agreements with i2.

7.  COMMON STOCK

     On November 29, 1999, our board of directors approved a two-for-one stock split in the form of a dividend. The par value remained $0.001 per share. The stock split was effective December 21, 1999 and is reflected in the per share data in the accompanying financial statements and notes to the financial statements.

     On March 1, 2000, our board of directors approved a two-for-one stock split in the form of a dividend. The par value of the common stock remained $.001 per share. The stock split was effective March 28, 2000 and is reflected in the per share data in the accompanying financial statements and notes to the financial statements.

     On March 22, 2000, we entered into a Securities Purchase Agreement pursuant to which i2 Technologies, Inc., Hewlett-Packard Company and Millennium Partners, L.P. paid us an aggregate of $6.0 million as consideration for (1) 200,403 shares of our common stock and (2) warrants to purchase 31,866 shares of our common stock at an exercise price of $39.39 per share. The warrants can be exercised at any time on or before March 24, 2003. Additionally, we issued warrants to purchase 2,844 shares of our common stock at an exercise price of $42.20 to an investment bank as partial compensation for services rendered to us as our financial advisor in connection with that transaction. All of these warrants contain anti-dilution protection provisions.

     On May 31, 2000, we entered into a Securities Purchase Agreement pursuant to which RGC International Investors, LDC ("RGC") paid us an aggregate of $10.0 million as consideration for (1) 960,615 shares of our common stock and (2) a warrant to purchase 768,492 shares of our common stock at initial exercise price of $12.06 per share. The exercise price was subject to certain adjustments

                              THE VIALINK COMPANY
based on the market price of our common stock. The warrants were exercised on December 29, 2000, utilizing non-cash exercise provisions outlined in the warrant agreement, and an acceleration of the market price adjustment, resulting in the issuance of 984,945 shares to RGC. Upon closing of the transaction with RGC, we issued a warrant to purchase 45,608 shares of our common stock at an exercise price of $13.15 to an investment bank as partial compensation for services rendered to us as our financial advisor in connection with that transaction.

     On December 29, 2000, we entered into a Securities Purchase Agreement pursuant to which RGC paid us an aggregate of $1.0 million as consideration for 333,333 shares of our common stock at a price of $3.00 per share.

     In December 1997, we entered into an agreement with Investor Awareness to provide investor relations services. Subject to certain criteria in the agreement, Investor Awareness would be granted an option to purchase 40,000 shares of our common stock at $1.5625 per share. On June 15, 2000, we entered into a Settlement Agreement with Investor Awareness pursuant to which we issued options to purchase 20,000 shares of our common stock to two principals of Investor Awareness with an exercise price of $0.78125 and sold an aggregate of 20,000 additional shares of our common stock to these individuals as settlement of a lawsuit alleging that we failed to issue the option under the terms of the agreement. We recorded an expense of $185,000 included in general and administrative expense for the year ended December 31, 2000, representing the fair value the options issued.

     A reconciliation of the numerator and the denominator used in the calculation of earnings (loss) per share is as follows:

                                                  FOR THE YEAR ENDED DECEMBER 31,
                                             ------------------------------------------
                                                 1999           2000           2001
                                             ------------   ------------   ------------
Basic:
  Net loss applicable to common stock......  $(12,635,963)  $(39,129,104)  $(41,151,419)
  Weighted average common shares
     outstanding...........................    13,114,028     20,732,411     33,805,389
                                             ------------   ------------   ------------
          Net loss per share...............  $      (0.96)  $      (1.89)  $      (1.22)
                                             ============   ============   ============
Diluted:
  Net loss applicable to common stock......  $(12,635,963)  $(39,129,104)  $(41,151,419)
  Weighted average common shares
     Outstanding...........................    13,114,028     20,732,411     33,805,389
  Add: Net effect of dilutive potential
     shares................................            --             --             --
                                             ------------   ------------   ------------
                                               13,114,028     20,732,411     33,805,389
          Net loss per share...............  $      (0.96)  $      (1.89)  $      (1.22)
                                             ============   ============   ============

     For the year ended December 31, 2001, options to purchase 14,814,031 shares at a weighted average exercise price of $4.23, 25.5 million shares of common stock to be issued upon the conversion of our Series B and Series C Preferred Stock at an effective conversion price calculated at December 31, 2001 of $0.153 per share and warrants to purchase common shares at exercise prices in the following table were outstanding, but were not included in the computation of diluted earnings per share because the effect of

                              THE VIALINK COMPANY
these outstanding options, stock issuable upon conversion of Preferred Stock and warrants would be antidilutive.

UNDERLYING COMMON SHARES   EXERCISE PRICE
------------------------   --------------
       1,384,658               $ 0.10
         100,000                 0.15
         224,500                 0.16
       1,605,067                 0.30
       9,108,000                 0.40
          40,000                 1.50
          59,029                10.16
          43,164                29.19
           3,943                31.23

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

8.  STOCK OPTION AND STOCK PURCHASE PLANS

     Stock Purchase Plan -- We established The viaLink Company Employee Stock Purchase Plan on April 1, 1997. At our 1999 annual meeting our stockholders approved the adoption of the 1999 Employee Stock Purchase Plan which replaced the predecessor Employee Stock Purchase Plan as of July 1, 1999. The 1999 Stock Purchase Plan provides eligible employees of viaLink with the opportunity to acquire a proprietary interest in viaLink through participation in a payroll deduction based employee stock purchase plan designed to operate in compliance with Section 423 of the Internal Revenue Code. The price will be 85 percent of the per share fair market value on either the granting date or the exercise date, whichever market value is lower. The number of shares of common stock authorized and reserved for issuance under the Plan is 800,000 shares. For the years ended December 31, 1999, 2000 and 2001: 12,244, 42,561 and 191,250 shares, respectively, of common stock have been purchased under the stock purchase plan.

     Stock Option and Grant Plans -- We adopted The viaLink Company 1995 Stock Option Plan in March 1995 and amended the 1995 Plan on April 30, 1996 and September 1, 1998. The 1995 Plan was replaced by The viaLink Company 1999 Stock Option/Stock Issuance Plan in May 1999. While we may no longer grant options pursuant to the 1995 Plan, options granted under the 1995 Plan remain outstanding. The 1995 Plan provided for the issuance of incentive stock options and non-incentive stock

                              THE VIALINK COMPANY
options to attract, retain and motivate management, directors, professional employees, professional non-employee service providers and other individuals who have benefited or could benefit the Company.

     The viaLink Company 1998 Non-Qualified Stock Option Plan was adopted on February 9, 1998, and amended effective September 1, 1998. The Non-Qualified Plan was replaced by the 1999 Stock Option/ Stock Issuance Plan in May 1999. Although the Company may no longer grant options pursuant to the Non-Qualified Plan, options granted under the Non-Qualified Plan remain outstanding.

     At our 1999 annual meeting, our stockholders approved the adoption of The viaLink Company 1999 Stock Option/Stock Issuance Plan to attract and retain the services of individuals essential to the Company's long-term growth and financial success. Our officers and other key employees, non-employee board members and consultants and other advisors are eligible to receive option grants under the 1999 Plan.

     We have reserved 25,500,000 shares of our common stock for issuance over the ten year term of the 1999 Plan, including shares initially reserved under the predecessor plans. This share reserve will automatically be increased on the first trading day of each calendar year, beginning with the 2000 calendar year, by an amount equal to 5% of the shares of common stock outstanding on the last trading day of the immediately preceding calendar year, but in no event will such annual increase exceed 500,000 shares. Options may be granted under the 1999 Plan at an exercise price per share not less than the fair market value per share of common stock on the option grant date.

     We apply SFAS No. 123 and related interpretations in accounting for its stock options granted to non-employee consultants and service providers. The fair value of the options granted are recorded as an operating expense and an increase in additional paid in capital over the term of the service agreement. The fair value of each option grant was determined using Black-Scholes option pricing model with the following assumptions used during 2000: interest rate (zero-coupon U.S. government issued with a remaining life equal to the expected term of each option) of 6.34%; a dividend yield of 0%; volatility factors of the expected market price of our common stock ranging from 101% to 156%; and weighted-average expected life ranging from 1.5 to 2.5 years. During 2000, we granted options to purchase 30,000, 16,000, 10,000, 50,000 and 74,000 shares at exercise prices per share of $8.31, $8.91, $9.06, $17.50 and $40.25, respectively. The expense recorded for these options is based upon the fair value for each grant at each financial statement date until the measurement date occurs. Stock compensation expense of $425,000 and $3,000 is included in the statement of operations for all grants to non-employee consultants and service providers for 2000 and 2001, respectively.

     We apply APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its employee stock options. APB No. 25 requires compensation expense be recorded for any excess of the market value of the underlying stock over the option price on the measurement date. During May 1999, we granted options for 2,540,000 and 360,000 shares at exercise prices per share of $3.61 and $3.13, respectively, compared to the market price of $4.25 on the date of grant. The excess of the market value over the exercise price is being amortized over the vesting period. Stock compensation expense of $0.8 million, $1.9 million and $0.6 million, respectively, is included in the 1999, 2000 and 2001 statement of operations for these grants representing the portion of the service period in 1999, 2000 and 2001. The exercise price equaled the market price at the date of grant for all other option grants during 1999, 2000 and 2001 and no compensation expense has been recognized for all other grants to employees and directors in 1999, 2000 and 2001.

     Pro forma information regarding net income and earnings per share is required by and has been determined as if we had accounted for its employee stock options under the fair value method defined by SFAS No. 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for fiscal year 1999, 2000 and 2001,

                              THE VIALINK COMPANY
respectively: interest rates (zero-coupon U.S. government issued with a remaining life equal to the expected term of the options) of 5.56%, 5.6% to 6.3% and 4.5%; dividend yields of 0.0%; volatility factors of expected market price of our common stock of 101% for 1999, 112% to 157% in 2000 and 156% to 177% in 2001; and weighted-average expected life of the options of 2.5 years in 1999, 2000 and 2001. The weighted average grant date fair value per share for options granted to employees during 1999, 2000 and 2001 was $9.28, $12.45 and $0.50, respectively.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

     Our historical and pro forma information is as follows for the years ended December 31:

                                                 1999           2000           2001
                                             ------------   ------------   ------------
Net loss applicable to common stock, as
  reported.................................  $(12,635,963)  $(39,129,104)  $(41,151,419)
Pro forma-diluted..........................  $(16,563,728)  $(65,941,540)  $(61,573,451)
Net loss per share-diluted, as reported....  $      (0.96)  $      (1.89)  $      (1.22)
Pro forma-diluted..........................  $      (1.26)  $      (3.18)  $      (1.82)

     A summary of our stock option activity and related information follows for the years ended December 31, 1999, 2000 and 2001:

                                                                              WEIGHTED
                                                              NUMBER OF       AVERAGE
                                                                SHARES     EXERCISE PRICE
                                                              ----------   --------------
Outstanding at December 31, 1998............................   6,637,552       $0.89
  Granted...................................................   6,120,000        6.88
  Exercised.................................................  (1,956,440)       0.92
  Canceled..................................................    (361,420)       2.21
                                                              ----------
Outstanding at December 31, 1999............................  10,439,692        4.35
  Granted...................................................   2,494,000       17.44
  Exercised.................................................    (582,804)       1.36
  Canceled..................................................  (1,161,168)       9.37
                                                              ----------
Outstanding at December 31, 2000............................  11,189,720        6.90
  Granted...................................................   6,011,370        0.68
  Exercised.................................................    (124,480)       1.57
  Canceled..................................................  (2,262,579)       9.08
                                                              ----------
Outstanding at December 31, 2001............................  14,814,031       $4.23
                                                              ==========       =====

                              THE VIALINK COMPANY

     The following table summarizes information about stock options outstanding at December 31, 2001:

                                         OPTIONS OUTSTANDING            OPTIONS EXERCISABLE
                                  ----------------------------------   ----------------------
                                                WEIGHTED   WEIGHTED                  WEIGHTED
                                                AVERAGE     AVERAGE                  AVERAGE
                                                EXERCISE   REMAINING                 EXERCISE
RANGE OF EXERCISE PRICE           OUTSTANDING    PRICE       LIFE      EXERCISABLE    PRICE
-----------------------           -----------   --------   ---------   -----------   --------
$0.25 to $0.27..................   4,304,050     $ 0.26    9.6 years    1,001,836     $ 0.27
$0.45...........................       3,936     $ 0.45    4.2 years        3,936     $ 0.45
$0.59...........................      96,000     $ 0.59    9.6 years           --         --
$0.75 to $0.83..................   3,329,714     $ 0.79    6.6 years    3,329,714     $ 0.79
$0.97 to $1.04..................     550,600     $ 1.03    8.5 years       95,600     $ 0.97
$1.60...........................     241,000     $ 1.60    9.5 years           --         --
$2.25...........................      60,000     $ 2.25    7.0 years       60,000     $ 2.25
$2.94 to $3.13..................     654,500     $ 3.00    8.4 years      444,500     $ 3.02
$3.46...........................      36,000     $ 3.46    9.0 years           --         --
$3.60 to $3.82..................   2,467,582     $ 3.64    7.0 years    1,696,906     $ 3.64
$5.56 to $6.06..................     641,664     $ 5.80    8.0 years      331,660     $ 5.87
$8.90 to $9.06..................     474,497     $ 8.91    8.7 years      185,819     $ 8.91
$10.06..........................     219,497     $10.06    8.4 years       89,161     $10.06
$14.13 to $15.22................   1,088,327     $15.09    8.0 years      873,645     $15.17
$17.50..........................     270,000     $17.50    8.0 years      129,998     $17.50
$40.25..........................     376,664     $40.25    8.2 years      149,996     $40.25
                                  ----------                            ---------     ------
At December 31, 2001............  14,814,031                            8,392,771     $ 4.23
                                  ==========                            =========     ======
At December 31, 2000............  11,189,720                            4,598,579     $ 3.77
                                  ==========                            =========     ======
At December 31, 1999............  10,439,692                            1,697,688     $ 0.91
                                  ==========                            =========     ======

9.  INCOME TAXES

     The differences in federal income taxes at the statutory rate and the provision for income taxes for the years ended December 31, 1999, 2000, and 2001 are as follows:

                                                  1999           2000          2001
                                               -----------   ------------   -----------
Income tax expense (benefit) at federal
  statutory rate.............................  $(4,296,227)  $(13,303,895)  $(8,318,788)
State income taxes...........................     (505,439)    (1,565,164)     (978,681)
Reduction of valuation allowance credited to
  Additional paid-in capital.................    3,802,458             --     1,296,938
Benefit of net operating loss carryforwards
  not Recognized.............................    1,012,326     14,766,373     7,356,540
Change in valuation allowance for current
  year temporary differences.................           --             --       624,509
Other........................................      (13,118)       102,686        19,482
                                               -----------   ------------   -----------
Provision for income taxes...................  $        --   $         --   $        --
                                               ===========   ============   ===========

                              THE VIALINK COMPANY

     Deferred tax assets (liabilities) are comprised of the following:

                                                                  DECEMBER 31,
                                                           ---------------------------
                                                               2000           2001
                                                           ------------   ------------
Deferred tax assets:
  Allowance for doubtful accounts........................  $     60,196   $     38,000
  Compensated absences...................................        76,877         85,813
  Tax credit carryforwards...............................        30,178         30,178
  Depreciation and amortization..........................       207,348        213,893
  Net operating loss carryforwards.......................    19,549,389     26,905,929
                                                           ------------   ------------
                                                             19,923,988     27,273,813
Deferred tax liabilities:
  Deferred service fees..................................      (396,289)            --
  Discount on long-term debt.............................            --             --
  Software development costs.............................      (613,773)      (378,838)
  Depreciation and amortization..........................            --             --
                                                           ------------   ------------
Net deferred tax asset, before valuation allowance.......    18,913,926     26,894,975
Valuation allowance......................................   (18,913,926)   (26,894,975)
                                                           ------------   ------------
Net deferred tax asset...................................  $         --   $         --
                                                           ============   ============

     The discount recognized in 1999 for the value of the beneficial conversion feature in the note payable to Hewlett-Packard, and the assets recognized in 1999 for the value of the warrants issued to Cap Gemini Ernst & Young LLP and i2 Technologies, Inc. were not recognized for income tax purposes. Accordingly, we established deferred tax liabilities totaling approximately $3.8 million for these temporary differences by reducing the amount recorded as additional paid in capital for the value of the beneficial conversion feature and the warrants. These deferred tax liabilities were used to support the recoverability of an equivalent amount of deferred tax assets, thereby reducing the amount of valuation allowance. The benefit of this reduction in the valuation allowances was recognized as additional paid-in capital.

     Our tax deduction for stock-based compensation in 1999, 2000 and 2001 exceeds the cumulative expense for those options and warrants recognized for financial reporting purposes by approximately $6.9 million. This excess deduction is a component of the net operating loss carryforwards for which a deferred tax asset and corresponding valuation allowance of approximately $2.6 million have been recognized at December 31, 2001. When the net operating loss carryforwards are utilized for financial reporting purposes, this portion of the benefit will be credited directly to additional paid in capital.

     At December 31, 2001, we had net operating loss ("NOL") carryforwards for federal and state purposes of approximately $70.8 million and $71.2 million, respectively, and other carryforwards of approximately $79,000. The Federal and State NOL carryforwards begin to expire in 2011.

     SFAS 109 requires that we record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax asset depends on our ability to generate sufficient taxable income in the future. We have recognized a full valuation allowance for the amount of net deferred tax asset at December 31, 2000 and 2001 since the we resemble a development stage company and have no history of profitability without the consulting assets that were sold in 1998.

                              THE VIALINK COMPANY

     Our ability to utilize the NOL carryforward to reduce future taxable income may be limited upon occurrence of certain capital stock transactions during any three-year period resulting in an aggregate ownership change of more than 50%.

10.  COMMITMENTS AND CONTINGENCIES

     We lease our office and storage space under operating leases. The terms range from month-to-month up to ten years and include options to renew. We also lease office and computer equipment under various non-cancelable lease agreements. Total rental expense in 1999, 2000 and 2001 for all leases was $460,000, $1,039,000, and $1,705,000, respectively.

     Future minimum lease payments under non-cancelable operating leases at December 31, 2001 follows:

                                                              OPERATING
                                                                LEASES
                                                              ----------
2002........................................................  $3,890,000
2003........................................................   1,637,000
2004........................................................     837,000
2005........................................................     834,000
2006........................................................     407,000
Thereafter..................................................          --
                                                              ----------
Future minimum lease payments...............................  $7,605,000
                                                              ==========

     We currently have a lease for our previous corporate headquarters under a ten-year lease expiring on June 30, 2006. We currently have subleases for approximately 18,000 square feet of the 30,000 square foot office facility for monthly rental payments of approximately $18,500. We no longer occupy any of this facility and we are pursuing other sub-tenants to reduce our future cash obligations under this lease. During 2001, we recognized an expense equal to our remaining obligation for abandoning this property of approximately $592,000.

     Future minimum lease payments have not been reduced by future minimum sub-lease rentals of approximately $0.8 million under operating leases, with terms through 2005.

     The future minimum lease payments for 2002 includes $1.8 million for payments to Hewlett-Packard under our lease let-out obligation as more fully discussed in footnote 5.

11.  RETIREMENT PLAN

     We have a profit sharing plan (the "Plan") for certain eligible employees who have attained the age of 18 and completed one year of service. Under the Plan, employer contributions are made at management's discretion. Participants may contribute up to 6% of earnings as eligible contributions and up to 15% of earnings in total for any Plan year. Our discretionary matching percentage is up to 100% of each participant's total eligible contributions for a year. The Company made no contributions in 1999, 2000, or 2001.

12.  PREFERRED STOCK

     On February 2-7, 2001 we entered into a series of agreements pursuant to which investors paid us an aggregate of $10,018,250 in consideration for (1) 3,643 shares of our Series A Convertible Participating Preferred Stock convertible into shares of our common stock at an initial conversion price of $2.75 per share and (2) Series A Warrants to purchase up to 3,643,000 shares of our common stock at initial exercise price of $3.75 per share. On March 30, 2001, we received approval of our stockholders with

                              THE VIALINK COMPANY
respect to the issuance as required by NASD Rule 4350. The conversion price of the Series A Preferred Stock is subject to certain adjustments. On September 30, 2001, the conversion price of the Series A Preferred Stock was adjusted per the terms of our Certificate of Designation to $1.925 per share.

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

     The proceeds from issuance of the Series A Convertible Participating Preferred Stock and the Series A Warrants were allocated to each instrument based on their relative fair values. Additionally, the Series A Convertible Preferred Stock includes a beneficial conversion ratio at the issuance date. The fair value of the Warrants and the intrinsic value of the beneficial conversion ratio, limited to the amount of proceeds, are deemed a dividend to holders of the Preferred Stock. The Warrants are exercisable and the Preferred Stock is convertible immediately. The sum of the relative fair value of the Series A Warrants and the intrinsic value of the beneficial conversion ratio of the Series A Convertible Participating Preferred Stock was determined to be in excess of the total proceeds received by the Company; therefore, the entire $12,779,250 in proceeds is considered a non-cash dividend to the Series A Convertible Participating Preferred Stock shareholders recorded at the date of issuance and included in the determination of net loss applicable to common stock for the first quarter and second quarter of 2001. The dividend from issuance through conversion was recorded at the stated dividend of 6.0% per year.

     In October 2001, we entered into agreements with the holders of our Series A Preferred Stock pursuant to which the terms of the Series A Preferred Stock were modified to include an adjustment of the conversion price from $0.9625 to $0.82, the in-kind pre-payment of the present value of future premiums and an adjustment of the Series A Warrant Exercise price to $0.10 per share if such warrants were exercised prior to October 31, 2001 and $0.30 if exercised thereafter. During October 2001, 2.8 million shares of our common stock were issued upon exercise of these warrants at $0.10 per share. Warrants to purchase
1.3 million shares at $0.30 remained unexercised at December 31, 2001. All Series A Preferred Stock was converted into common stock during 2001.

     On November 7, 2001 we filed a prospectus supplement, pursuant to which, we offered 150 Shares of our Series B Convertible Preferred Stock and Warrants to purchase 2,500,000 shares of our common stock to SDS Merchant Fund, L.P. ("SDS"). The Series B Convertible Preferred Stock, par value $.001 per share, is convertible into shares of our common stock in the manner, and upon the terms, provisions and conditions set forth in the Certificate of Designation of the Preferred Stock. The conversion price of the Series B Convertible Preferred Stock is subject to certain adjustments under the terms of the Certificate of

                              THE VIALINK COMPANY

Designation. The proceeds from issuance of the Series B Convertible Participating Preferred Stock and Warrant issued to SDS have been allocated to each instrument based on their relative fair values. Additionally, the Series B Convertible Preferred Stock includes a beneficial conversion ratio at the issuance date. The fair value of the Warrants and the intrinsic value of the beneficial conversion ratio, limited to the amount of proceeds, has been deemed a dividend to holders of the Preferred Stock and has been considered a non-cash dividend to the Series B Convertible Preferred Stock shareholders recorded at the date of issuance and is included in the determination of net loss applicable to common stock for 2001. During 2001, SDS converted $600,000 of Series B Preferred Stock into 3.0 million shares of common stock. At December 31, 2001, $900,000 Series B Convertible stock remains outstanding and is immediately convertible into common stock at the option of the holder.

     On December 28, 2001 we filed a prospectus supplement, pursuant to which, we offered 300 Shares of our Series C Convertible Preferred Stock and Warrants to purchase 9,000,000 shares of our common stock to SDS Merchant Fund, L.P. and other purchasers (collectively the "purchasers"). The Series C Convertible Preferred Stock, par value $.001 per share, is convertible into shares of our common stock in the manner, and upon the terms, provisions and conditions set forth in the Certificate of Designation of the Preferred Stock. The conversion price of the Series C Convertible Preferred Stock is subject to certain adjustments under the terms of the Certificate of Designation. The proceeds from issuance of the Series C Convertible Participating Preferred Stock and Warrant issued has been allocated to each instrument based on their relative fair values. Additionally, the Series C Convertible Preferred Stock includes a beneficial conversion ratio at the issuance date. The fair value of the Warrants and the intrinsic value of the beneficial conversion ratio has been deemed a dividend to holders of the Preferred Stock and is considered a non-cash dividend to the Series C Convertible Preferred Stock shareholders recorded at the date of issuance and has been included in the determination of net loss applicable to common stock for 2001.

     The Certificate of Designation for the Series B and Series C Preferred stock includes certain provisions and conditions for redemption if certain significant events occur, including a change of control. The provisions allow the holders to redeem the Preferred Stock for the greater of the liquidation preference or the product of the number of shares issuable at the current market price and the Closing Bid Price of the Common Stock on the trading day immediately preceding an event that causes redemption. As such we have classified the amounts as redeemable preferred stock on the balance sheet at December 31, 2001 and the amounts will be excluded from the calculation of stockholders' equity until converted into common stock.

     The Series B and Series C Preferred Stock include provisions that in the event of the liquidation, dissolution or winding up of the affairs of the Company, whether voluntary or involuntary, that the holders of the Series B and Series C Preferred Stock shall be entitled to receive, out of the assets of the company, an amount equal to $10,000 per share of Preferred Stock plus any accrued and unpaid dividends. Such payment would be made prior to any distribution to the holders of Common Stock. At December 31, 2001, the carrying value of the Series B and Series C Preferred stock is equal to this liquidation preference.

                              THE VIALINK COMPANY

13.  SELECTED QUARTERLY DATA

     Selected unaudited quarterly data are as follows:

                                                             2001
                                  ----------------------------------------------------------
                                   MARCH 31,       JUNE 30,     SEPTEMBER 30,   DECEMBER 31,
                                  ------------   ------------   -------------   ------------
Revenues........................  $  1,081,398   $    875,577    $   744,939    $   750,578
Loss from operations............    (7,467,237)    (7,291,311)    (5,939,526)    (2,760,110)
Extraordinary loss on
  modification of debt..........            --     (2,927,773)            --             --
Extraordinary gain on
  extinguishment of debt........            --             --             --      2,296,022
Net loss........................    (7,569,433)   (10,394,755)    (6,011,363)      (491,472)
Net loss applicable to common
  stock.........................   (18,279,309)   (12,717,983)    (6,158,824)    (3,995,303)
          Net loss applicable to
            common stock per
            share...............  $      (0.80)  $      (0.51)   $     (0.21)   $     (0.07)

                                                             2000
                                  ----------------------------------------------------------
                                   MARCH 31,       JUNE 30,     SEPTEMBER 30,   DECEMBER 31,
                                  ------------   ------------   -------------   ------------
Revenues........................  $    316,702   $    333,311    $   370,001    $   601,423
Loss from operations............   (10,187,360)    (9,226,229)    (9,449,468)    (8,010,557)
Net loss........................   (11,168,513)   (10,071,949)    (9,786,482)    (8,102,160)
Net loss applicable to common
  stock.........................   (11,168,513)   (10,071,949)    (9,786,482)    (8,102,160)
          Net loss applicable to
            common stock per
            share...............  $      (0.57)  $      (0.49)   $     (0.46)   $     (0.38)

14.  SUBSEQUENT EVENT

     On March 25, 2001 we filed a prospectus supplement, pursuant to which, we offered 400 Shares of our Series C Convertible Preferred Stock and Warrants to purchase 2,166,672 shares of our common stock to SDS Merchant Fund, L.P. and other purchasers representing the second closing under our purchase agreement entered into on December 28, 2001. We completed this sale of Series C preferred stock on March 26, 2002. The Series C Convertible Preferred Stock, par value $.001 per share, is convertible into shares of our common stock in the manner, and upon the terms, provisions and conditions set forth in the Certificate of Designation of the Preferred Stock. The conversion price of the Series C Convertible Preferred Stock is subject to certain adjustments under the terms of the Certificate of Designation. The proceeds of $4.0 million from issuance of the Series C Convertible Participating Preferred Stock and Warrant issued will be allocated to each instrument based on their relative fair values. Additionally, the Series C Convertible Preferred Stock includes a beneficial conversion ratio at the issuance date. The fair value of the Warrants and the intrinsic value of the beneficial conversion ratio will be deemed a dividend to holders of the Preferred Stock and considered a non-cash dividend to the Series C Convertible Preferred Stock shareholders recorded during the first quarter of 2002 and will be included in the determination of net loss applicable to common stock.

                               INDEX TO EXHIBITS

EXHIBIT
 NUMBER                                 DESCRIPTION
-------                                 -----------
 4.1(1)     --  Form of Series A Convertible Participating Preferred Stock
                Certificate.
 4.2(1)     --  Designations, Preferences and Rights of Series A Convertible
                Participating Preferred Stock of The viaLink Company.
 4.3(1)     --  Form of Series A Warrant.
 4.4(1)     --  Series B Warrant Dated February 7, 2001 by The viaLink
                Company in favor of Velocity Investment Partners Ltd.
 4.5(1)     --  Form of Registration Rights Agreement by and among The
                viaLink Company and certain investors.
 4.6(3)     --  Purchase Agreement entered into by and between The viaLink
                Company and SDS Merchant Fund, L.P.
 4.7(3)     --  Certificate of Designation of the Relative Rights and
                Preferences of the Series B Convertible Preferred Stock of
                The viaLink Company.
 4.8(3)     --  Warrant to Purchase Shares of Common Stock of The viaLink
                Company.
 4.9(4)     --  Form of purchase Agreement entered into by and between The
                viaLink Company and each of the Purchasers.
 4.10(4)    --  Certificate of Designation of the Relative Rights and
                Preferences of the Series C Convertible Preferred Stock of
                The viaLink Company.
 4.11(4)    --  Form of Series A Warrant to Purchase Shares of Common Stock
                of The viaLink Company.
 4.12(4)    --  Series B Warrant to Purchase Shares of Common Stock of The
                viaLink Company.
10.1(1)     --  Securities Purchase Agreement dated as of February 2, 2001 by and between The viaLink Company and Velocity Investment
                Partners Ltd.
10.2(1)     --  Form of Securities Purchase Agreement by and between The
                viaLink Company and certain investors.
10.3(2)     --  Secured Convertible Promissory Note dated as of April 10,
                2001 issued by the Registrant in favor of Hewlett-Packard
                Company.
10.4(2)     --  Lock-up Agreement dated April 10, 2001 by and between the
                Registrant and Hewlett-Packard Company.
23.1        --  Consent of KPMG LLP.
99.1(5)     --  Termination of Employment Agreement entered into by and between The viaLink Company and Lewis B. Kilbourne.
99.2(5)     --  Separation Agreement entered into by and between viaLink
                International, Inc. and Chris Riley.
99.3(5)     --  Settlement, Amendment, and Mutual Release Agreement made as
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

---------------

(1) Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated February 7, 2001.

(2) Incorporated herein by reference to the Registrant's Registration Statement on Form S-3 filed May 25, 2001.

(3) Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated November 7, 2001.

(4) Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated January 2, 2002.

(5) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001.