Form 10QSB
period 2002-03-31
VIALINK CO
filed 2002-05-15
CIK 1017137

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

                  For the quarterly period ended March 31, 2002

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


    Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes [X] No [ ]

    As of May 14, 2001, the issuer had 79,846,901 outstanding shares of Common Stock.



================================================================================

                         PART 1 -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               THE VIALINK COMPANY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      DECEMBER 31, 2001 AND MARCH 31, 2002


                                                                                   DECEMBER 31,     MARCH 31,
                                                                                       2001            2002
                                                                                   ------------    ------------
                                                                                                   (UNAUDITED)


                             ASSETS
Current assets:
  Cash and cash equivalents ....................................................   $  2,702,782    $  3,994,976
  Accounts receivable -- trade, net of allowance for
     doubtful accounts of $100,000 and $97,000, respectively ...................        798,379         573,558
  Prepaid expenses and other current assets ....................................        463,752         265,940
                                                                                   ------------    ------------
          Total current assets .................................................      3,964,913       4,834,474
Furniture, equipment and leasehold improvements, net ...........................      1,450,387       1,219,603
Software development costs, net ................................................        996,942         850,356
Other assets ...................................................................         86,464          86,464
                                                                                   ------------    ------------
          Total assets .........................................................   $  6,498,706    $  6,990,897
                                                                                   ============    ============

     LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
                 STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable and accrued liabilities .....................................   $  5,611,357    $  4,570,923
  Deferred revenues ............................................................        273,405         223,553
                                                                                   ------------    ------------
          Total current liabilities ............................................      5,884,762       4,794,476
                                                                                   ------------    ------------
          Total liabilities ....................................................      5,884,762       4,794,476

Redeemable convertible preferred stock (Note 6):
  Series B Preferred stock, $.001 par value; 10,000,000 shares
    authorized; 90 shares issued and outstanding ...............................        907,841         921,156
  Series C Preferred stock, $.001 par value; 10,000,000 shares authorized; 300 and 700 shares issued and outstanding,
    respectively ...............................................................      3,000,000       7,000,000

Stockholders' equity (deficit):
  Common stock, $.001 par value; 150,000,000 shares authorized; 67,076,838
    and 77,225,483 shares issued and outstanding, respectively .................         67,077          77,225
  Additional paid-in capital ...................................................     73,835,260      74,104,868
  Accumulated equity (deficit) .................................................    (77,196,234)    (79,906,828)
                                                                                   ------------    ------------
          Total stockholders' equity (deficit) .................................     (3,293,897)     (5,724,735)
                                                                                   ------------    ------------
          Total liabilities, redeemable convertible preferred stock and
            stockholders' equity (deficit) .....................................   $  6,498,706    $  6,990,897
                                                                                   ============    ============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                               THE VIALINK COMPANY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2002
                                   (UNAUDITED)

                                                     THREE MONTHS ENDED MARCH 31,
                                                     ----------------------------
                                                         2001            2002
                                                     ------------    ------------
Revenues .........................................   $  1,081,398    $    960,480
Operating expenses:
  Customer operations ............................      2,267,407       1,468,965
  Development ....................................      1,367,630         570,420
  Selling and marketing ..........................      2,720,668         580,202
  General and administrative .....................      1,778,105         709,649
  Depreciation and amortization ..................        414,825         341,838
                                                     ------------    ------------
          Total operating expenses ...............      8,548,635       3,671,074
                                                     ------------    ------------
Loss from operations .............................     (7,467,237)     (2,710,594)
Interest expense, net ............................       (102,196)             --
                                                     ------------    ------------
Net loss .........................................     (7,569,433)     (2,710,594)
  Dividends on Series A preferred stock:
   Value of warrants and beneficial conversion ...    (10,639,750)     (3,210,721)
   Stated dividend at 6% .........................        (70,126)        (13,315)
                                                     ------------    ------------
Net loss applicable to common stock ..............   $(18,279,309)   $ (5,934,630)
                                                     ============    ============
Net loss applicable to common stock
  per common share --
    Basic and diluted ............................   $      (0.80)   $      (0.09)
                                                     ============    ============
Weighted average common shares outstanding --
    Basic and diluted ............................     22,868,447      68,373,159
                                                     ============    ============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                               THE VIALINK COMPANY

           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                   (UNAUDITED)

                                                           COMMON STOCK          ADDITIONAL
                                                           ------------            PAID-IN     ACCUMULATED
                                                       SHARES       AMOUNTS        CAPITAL      (DEFICIT)         TOTAL
                                                ------------   ------------   ------------    ------------    ------------
Balance, December 31, 2001 ..................     67,076,838   $     67,077   $ 73,835,260    $(77,196,234)   $ (3,293,897)
  Exercise of stock options and
    warrants ................................      8,996,067          8,996        366,004                         375,000
  Stock issued under employee
    stock purchase and option  plans ........      1,152,578          1,152        215,566                         216,718
 Beneficial conversion feature of Series
   C Preferred Stock issued .................                                    1,299,108                       1,299,108
 Value assigned to warrants issued and
   modified in connection with the
   issuance of Series C Preferred Stock .....                                    1,911,613                       1,911,613
  Offering and registration costs ...........                                     (298,647)                       (298,647)
  Dividends on Preferred Stock:
    Value attributed to Beneficial
     conversion feature and warrants ........                                   (3,210,721)                     (3,210,721)
    Stated dividend at 6% ...................                                      (13,315)                        (13,315)
  Net loss ..................................                                                   (2,710,594)     (2,710,594)
                                                ------------   ------------   ------------    ------------    ------------
Balance, September 30, 2001 .................     77,225,483   $     77,225   $ 74,104,868    $(79,906,828)   $ (5,724,735)
                                                ============   ============   ============    ============    ============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                               THE VIALINK COMPANY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2002
                                   (UNAUDITED)

                                                                             2001            2002
                                                                         ------------    ------------
Cash flows from operating activities:
  Net loss ...........................................................   $ (7,569,433)   $ (2,710,594)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization ...................................        593,316         488,423
     Amortization of unearned stock compensation .....................        149,404              --
     Non-cash service costs for warrants and options issued to
       service providers .............................................        495,661              --
     Non-cash interest expense on convertible debt ...................        170,137              --
     Increase (decrease) in cash for changes in:
       Accounts receivable, net ......................................       (426,226)        224,821
       Prepaid expenses and other assets .............................        116,704         197,812
       Accounts payable and other current liabilities ................        943,027        (823,716)
       Deferred revenue ..............................................         14,611         (49,852)
                                                                         ------------    ------------
          Net cash used in operating activities ......................     (5,512,799)     (2,673,106)
                                                                         ------------    ------------
Cash flows from investing activities:
  Capital expenditures ...............................................       (197,747)       (111,053)
                                                                         ------------    ------------
          Net cash used in investing activities ......................       (197,747)       (111,053)
                                                                         ------------    ------------
Cash flows from financing activities:
  Proceeds from issuance of  Preferred Stock .........................     10,639,750       4,000,000
  Proceeds from exercise of stock options, warrants and
     stock purchase plans ............................................        324,809         375,000
  Payments of offering and registration costs ........................     (1,256,199)       (298,647)
                                                                         ------------    ------------
          Net cash provided by financing activities ..................      9,708,360       4,076,353
                                                                         ------------    ------------
Net increase (decrease) in cash and cash equivalents .................      3,997,814       1,292,194
Cash and cash equivalents, beginning of period .......................      2,980,600       2,702,782
                                                                         ------------    ------------
Cash and cash equivalents, end of period .............................   $  6,978,414    $  3,994,976
                                                                         ============    ============
Supplemental schedule of non-cash activities:
  Dividend payable on Series A Preferred Stock .......................   $     70,126    $     13,315
                                                                         ============    ============
  Vendors and severance paid with common stock .......................   $         --    $    216,718
                                                                         ============    ============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                               THE VIALINK COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND LIQUIDITY

    We provide subscription-based, business-to-business electronic commerce services that enable food industry participants to manage more efficiently their highly complex supply chain information. Our services allow manufacturers, wholesalers, distributors, sales agencies (such as food brokers), retailers and foodservice operators to communicate and synchronize item, pricing and promotion information in a more cost-effective and accessible way than has been possible using traditional electronic and paper-based methods.

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

    We currently have 150 million shares of common stock authorized for issuance by our stockholders. As of March 31, 2002, we have either issued or reserved nearly all of it for (a) future conversion of issued preferred stock and (b) exercises of issued warrants and stock options. For the last 24 months we have obtained working capital primarily from the sale and issuance of common stock or warrants. If the stockholders at the annual meeting (scheduled for June 4, 2002, or as may be adjourned) of stockholders of the Company do not authorize additional shares of common stock for sale and issuance by us, this historical source of working capital will no longer be available to us.

    We have an accumulated deficit of $79.9 million as of March 31, 2002. We have historically funded operations with the proceeds from the sale of preferred and common stock. We have not generated positive cash flows from operations in 1999, 2000 and 2001 and do not expect to generate positive cash flows from operations through 2002. In addition, we do not currently have any committed debt or equity financing that might be required to sustain operations through the balance of 2002. These factors raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2. BASIS OF PRESENTATION

    We have prepared the accompanying unaudited financial statements in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of our management, the accompanying unaudited financial statements contain all adjustments (consisting solely of normal recurring adjustments) considered necessary to present fairly our financial position and results of operations and cash flow. These interim unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report on Form 10-KSB, for the year ended December 31, 2001, as filed with the Securities and Exchange Commission.

    Certain prior year amounts have been reclassified to conform to the 2002 financial presentation.

    Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2002.

3. RECONCILIATION FOR BASIC AND DILUTED EARNINGS PER SHARE ("EPS")

    A reconciliation of the numerators and the denominators used in the calculation of earnings (loss) applicable to common stock per share is as follows for the three months ended March 31:

                                                       THREE MONTHS ENDED MARCH 31,:
                                                       -----------------------------
                                                           2001             2002
                                                       ------------     ------------
Basic:
  Net loss applicable to common stock ..............   $(18,279,309)    $ (5,934,630)
  Weighted average common shares outstanding .......     22,868,447       68,373,159
                                                       ------------     ------------
  Net Loss per common share ........................   $      (0.80)    $      (0.09)
                                                       ============     ============
Diluted:
  Net loss applicable to common stock ..............   $(18,279,309)    $ (5,934,630)
  Weighted average common shares outstanding .......     22,868,447       68,373,159
  Add: Net effect of dilutive potential shares .....             --               --
                                                       ------------     ------------
                                                         22,868,447       68,373,159
  Net Loss per share applicable to common stock ....   $      (0.80)    $      (0.09)
                                                       ============     ============

    For the three months ended March 31, 2002, options to purchase 14,718,031 shares at a weighted average exercise price of $4.27, 47,987,300 shares of common stock to be issued upon the remaining conversion of our Preferred Stock at an effective conversion price of $0.17 per share, and warrants to purchase common shares at exercise prices in the following table were outstanding, but were not included in the computation of diluted earnings per share because the effect of these outstanding options, stock issuable upon conversion of Preferred Stock and warrants would be antidilutive.

                             UNDERLYING COMMON SHARES           EXERCISE PRICE
                             ------------------------           --------------
                                   1,384,658                      $    0.10
                                     500,000                           0.15
                                     224,500                           0.16
                                     609,000                           0.30
                                   5,874,672                           0.40
                                      40,000                           1.50
                                      59,029                          10.16
                                      43,164                          29.19
                                       3,943                          31.23
                                  ----------
                                   8,738,966
                                  ==========

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

                              UNDERLYING COMMON SHARES           EXERCISE PRICE
                              ------------------------           --------------
                                       40,000                      $    1.50
                                      464,700                           2.75
                                      733,334                           3.00
                                    3,869,000                           3.75
                                      883,391                           5.66
                                       47,764                          12.58
                                       43,164                          29.19
                                        3,943                          31.23
                                    ---------
                                    6,085,296
                                    =========

4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

    Accounts payable and accrued expenses at December 31, 2001 and March 31, 2002 consisted of the following:

                                                               DECEMBER 31,    MARCH 31,
                                                                   2001           2002
                                                               ------------   ------------
Accounts payable ...........................................   $  1,223,577   $    864,953
Accrued employee compensation ..............................        844,372        618,353
Accrued lease, services and other, Hewlett-Packard .........        680,854        435,491
Accrued lease termination expenses, real estate ............        591,940        591,940
Accrued lease termination expenses, Hewlett-Packard ........      1,798,000      1,798,000
Other accrued expenses .....................................        472,614        262,186
                                                               ------------   ------------
Total accounts payable and accrued liabilities .............   $  5,611,357   $  4,570,923
                                                               ============   ============

5. INCOME TAXES

    We are required to record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax asset depends on our ability to generate sufficient taxable income in the future. We have recognized a full valuation allowance for the amount of net deferred tax asset at December 31, 2001 and March 31, 2002 since the Company resembles a development stage company and has no history of profitability.

6. CONVERTIBLE PREFERRED STOCK

    On March 25, 2002 we filed a prospectus supplement, pursuant to which, we offered 400 Shares of our Series C Convertible Preferred Stock and Warrants to purchase 2,166,672 shares of our common stock to SDS Merchant Fund, L.P. and other purchasers representing the second closing under our purchase agreement entered into on December 28, 2001. We completed this sale of Series C Preferred Stock on March 26, 2002. The Series C Convertible Preferred Stock, par value $.001 per share, is convertible into shares of our common stock in the manner, and upon the terms, provisions and conditions set forth in the Certificate of Designation of the Preferred Stock. The conversion price of the Series C Convertible Preferred Stock is subject to certain adjustments under the terms of the Certificate of Designation. The proceeds of $4.0 million from issuance of the Series C Convertible Participating Preferred Stock and Warrant issued has been allocated to each instrument based on their relative fair values. Additionally, the Series C Convertible Preferred Stock includes a beneficial conversion ratio at the issuance date. The fair value of the Warrants and the intrinsic value of the beneficial conversion ratio has been deemed a dividend to holders of the Preferred Stock and considered a non-cash dividend to the Series C Convertible Preferred

Stock shareholders recorded during the first quarter of 2002 and has been included in the determination of net loss applicable to common stock.

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

RESULTS OF OPERATIONS

    Comparison of First Quarter 2001 ("2001") to First Quarter 2002 ("2002")

    Revenues. Our revenues are comprised of revenues for subscriptions to our services and implementation revenues. The following table sets forth for the periods indicated the components of revenue included in our consolidated statements of operations:

                          2001         2002
                       ----------   ----------
Revenues:
  Subscription .....   $  179,740   $  632,401
  Implementation ...      901,658      328,079
                       ----------   ----------
  Total revenues ...   $1,081,398   $  960,480
                       ==========   ==========

    Subscription revenues have increased 252% from 2001 to 2002. This increase is due to increases in the number of subscribers to our services and increases in our subscription rates. Subscription revenue growth is dependent upon the number of subscribers to our services and how many trading partners with which they are exchanging data ("connections"). Continued growth is dependent upon increasing the number of connections between our existing customers and adding new customers. The rate at which the connections increase can vary significantly from customer to customer depending upon each customer's deployment strategies. Historically, our retailer customers have been able to better assist us in increasing the number of connections. During 2001, we signed agreements with Winn Dixie, Meijer, and Target Stores. During 2002, we signed an agreement with Exxon-Mobil. Each of these retailers has increased the number of connections with our supplier customers when comparing 2002 to 2001. As we add additional retailer customers we expect continued increases in the number of supplier customers purchasing implementation and subscription services. Our current pricing for retailers ranges from $25 per supplier per month for a small retailer and a flat rate of up to $30,000 per month for the largest retailers. Our pricing for suppliers ranges from $25 per retailer up to $5,000 per retailer per month and a flat subscription price of up to $100,000 per month. Our implementation revenues decreased from 2001 to 2002 due to a decrease in the number of large implementation projects completed during each quarter.

    Customer Operations. Customer operations expense consists of personnel costs associated with implementation, consulting and other services and costs of operating, maintaining and accessing our technical operations and hosting facilities. Customer operations expense also includes the cost of providing support and maintenance to customers. Our customer operations expense decreased from $2.3 million in 2001 to $1.5 million in 2002. This decrease is due primarily to decreased personnel and contract labor costs from our cost reduction efforts in late 2001 offset in part by increases in expenses from our operations platform at Hewlett-Packard, which were expanded in early 2001 and subsequently adjusted in the second half of 2001. Our customer operations team consisted of 21 people at March 31, 2002. The costs for our operating platform are generally fixed and represent the operating capacity necessary for expected growth through 2002. We expect customer operations expenses to increase only in response to increased demand for our implementation and customer support services.

    Development. Development expense includes personnel and contract labor costs and professional fees incurred for product development, enhancements, upgrades, quality assurance and testing. Our development expenses decreased from $1.4 million in 2001 to $0.6 million in 2002. This decrease is due to decreased use of service providers to provide development resources and decreases in personnel costs. Our development team consisted of 23 people at March 31, 2002. We are continuously undertaking various projects to expand the functionality of our services and we expect the continuance of these expenses for the foreseeable future. Development expense in 2001 includes $0.3 million of non-cash service costs for the amortization of a portion of the fair value of the warrants and options issued to alliance partners and other service providers reflecting the development efforts provided during 2001.

    Selling and Marketing. Selling and marketing expense consists primarily of personnel costs, travel, promotional events, including trade shows, seminars and technical conferences, advertising and public relations programs. Selling and marketing expense decreased from $2.7 million in 2001 to $0.6 million in 2002. During 2001, we incurred $0.5 million in advertising, promotion and professional fees to increase the awareness of our viaLink services including the design and production of sales collateral, media insertion costs and participation in industry trade shows. During 2002, we incurred less than $0.1 million in advertising, promotion and professional fees to promote our services. Our sales and marketing team included 15 people at March 31, 2002. Additionally, selling and marketing expense includes $0.2 million of non-cash service costs in 2001 for the amortization of a portion of the fair value of the warrants and options issued to alliance partners and other service providers reflecting the selling and marketing efforts provided. We expect these expenses to remain at this level for the second quarter of 2002.

    General and Administrative (G&A). G&A expense consists primarily of the personnel and other costs of the finance, human resources, administrative and executive departments and the fees and expenses associated with legal, accounting and other services. G&A expense decreased from $1.8 million in 2001 to $0.7 million in 2002. This decrease in G&A expense is attributable to several factors: a) decrease of $0.5 million in employee compensation from 2000 to 2001;
b) decrease of $0.2 million in legal and other professional fees; and c) a decrease of $0.4 million in recruiting fees and relocation of our offices from Edmond, Oklahoma to Dallas, Texas. We expect G&A expenses to continue at this level into the foreseeable future.

    Depreciation and Amortization. Depreciation and amortization expense decreased from $0.4 million in 2001 to $0.3 million in 2002. This decrease reflects the complete depreciation of certain long-lived assets and decreases in capital expenditures in 2001 and 2002.

    Interest Expense, Net. Interest expense, net, of approximately $0.1 million in 2001 represents interest accrued on the unpaid portion of our convertible note with Hewlett-Packard. The note payable was extinguished in November 2001.

    Dividends on Preferred Stock. Dividends on Preferred Stock includes the allocation of the proceeds received to the warrants issued and beneficial conversion features of our Preferred Stock issued during the respective periods. During 2001, $10.6 million was recorded with the issuance of our Series A Preferred Stock. During 2002, $3.2 million was recorded with the issuance of $4.0 million of our Series C Preferred Stock. Additionally, stated dividends were accrued from each date of issuance through conversion on the Series A and Series B Preferred Stock. Dividends accrued on the Series A Preferred Stock were paid in-kind with common shares at the time of conversion during 2001. Dividends accrued on the Series B Preferred stock will be paid in-kind with common shares at the time of conversion. The Series C Preferred Stock does not provide for stated dividends. We will continue to accrue dividends through the date that the Series B Preferred Stock is converted into common stock.

LIQUIDITY AND CAPITAL RESOURCES

    Our principal potential sources of liquidity are cash on hand, cash generated from operations and cash provided from financing activities. As of March 31, 2002, we had cash and cash equivalents of $4.0 million.

    During the three months ended March 31, 2002, we used $2.7 million in operating activities compared to using $5.5 million during the three months ended March 31, 2001. Cash used in operating activities during 2002 reflects a net loss of $2.7 million. Cash used in operating activities also reflects, $0.5 million of depreciation and amortization and a $0.5 million decrease in cash provided by other working capital changes.

    During the three months ended March 31, 2002, we used approximately $0.1 million in investing activities reflecting capital expenditures compared to capital expenditures of approximately $0.2 million in 2001.

    During the three months ended March 31, 2002, financing activities provided net cash of $4.1 million, primarily the result of the issuance of 400 shares of Series C Preferred Stock and 7.5 million shares of our common stock for warrants exercised, less offering and registration costs of $0.3 million.

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

    During the third quarter of 2001, the company continued its efforts to reduce its cost structure. The reductions included a reduction in the then current workforce of approximately 45 percent, salary reductions for remaining employees, including additional salary reductions by senior management, and expense reductions including travel, administrative and vendor service costs. As a result of these changes, the gross cash operating expenses were decreased to approximately $1.0 million per month (excluding non-cash items) during late 2001.

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

    Our independent auditors have issued their Independent Auditors' Report on the Company's consolidated financial statements for the fiscal year ended December 31, 2001 with an explanatory paragraph regarding the Company's ability to continue as a going concern. We have generated net losses for the years ended December 31, 1999, 2000 and 2001 and have generated an accumulated deficit of $79.9 million as of March 31, 2002. We have incurred operating losses and negative cash flow in the past and expect to incur operating losses and negative cash flow until late 2002. During the second quarter of 2001 we began to experience delays in signing small supplier customers which were an important component of our expected implementation revenues for the second quarter of 2001 and these delays have continued into 2002. These efforts are a part of our retailer 'community development' activities. We continue to pursue sales efforts with the small suppliers and still believe that they will become subscribers to our services. Due to these delays, we have focused our sales efforts on larger customers, each of which could have a greater incremental effect on increasing subscription revenues. An increase in the number of larger customers is critical to generating positive cash flow from operations.

    The delay in generating revenues could create a need for us to obtain additional capital in order for us to execute our current business plan successfully. If we are required to raise additional capital, the amount of additional capital will be dependent upon (a) our services achieving market acceptance, (b) the timing of additional customer signings, (c) our ability to sustain current decreased levels of spending, and/or (d) the amount of, if any, unanticipated expenditures. There can be no assurance as to whether, when or the terms upon which any such capital may be obtained. Any failure to obtain an adequate and timely amount of additional capital on commercially reasonable terms could have a material adverse effect on our business, financial condition and results of operations, including our viability as an enterprise.

    We currently have 150 million shares of common stock authorized for issuance by our stockholders. As of March 31, 2002, we have either issued or reserved nearly all of it for (a) future conversion of issued preferred stock and (b) exercises of issued warrants and stock options. Historically, we have obtained working capital primarily from the sale and issuance of common stock or warrants. If the stockholders at the June 4, 2002, annual meeting of stockholders of the Company do not authorize additional shares of common stock for sale and issuance by us, this historical source of working capital will no longer be available to us.

     In November 2001, we entered into a lease let-out agreement with Hewlett-Packard which provides for our continued obligation for certain assets leased from Hewlett-Packard under operating leases. These assets are not being used by the Company and we have agreed to allow Hewlett-Packard to sell these assets and reduce the amounts due under the let-out agreement. The total lease obligation of $1.8 million has been accrued at December 31, 2001 and March 31, 2002. This amount could be reduced for cash received from the sale of this equipment, any amount remaining under the let-out agreement is due to Hewlett-Packard in December 2002.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In June 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also specifies the criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

    The Company adopted the provisions of Statement 141 in June 2001 and adopted the provisions of SFAS No. 142 in January 2002. Any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination will not be amortized, but will continue to be evaluated for impairment. The adoption of SFAS No. 142 did not have any significant impact on our financial condition or results of operations.

    In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The Company will adopt SFAS No. 143 in fiscal year 2003. The Company does not expect the adoption of SFAS No. 143 to have any significant impact on our financial condition or results of operations.

    In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company adopted SFAS No. 144 in January 2002. The adoption of SFAS No. 144 did not have any significant impact on our financial condition or results of operations.

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

WE HAVE ISSUED OR RESERVED FOR ISSUANCE SUBSTANTIALLY ALL OF OUR COMMON STOCK AUTHORIZED BY OUR STOCKHOLDERS, AND IF WE DO NOT OBTAIN STOCKHOLDER AUTHORIZATION TO ISSUE ADDITIONAL STOCK WE MAY BE PREVENTED FROM RAISING ADDITIONAL WORKING CAPITAL.

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

OUR SALES CYCLE CAUSES UNPREDICTABLE VARIATIONS IN OUR OPERATING RESULTS.

    Our sales cycle has been and may continue to be unpredictable. Our sales cycle is also subject to delays because we have little or no control over customer-specific factors, including customers' budgetary constraints and internal acceptance procedures. Consequently, we may spend considerable time and expense providing information to prospective customers about the use and benefits of our services without generating corresponding revenue. The length of the sales pursuit makes it difficult to accurately forecast the quarter in which our implementation and subscription services will occur. This may cause our revenues from those services to be delayed from the expected quarter to a subsequent quarter or quarters or to vary from quarter to quarter. Furthermore, our expense levels are relatively fixed and there is substantial uncertainty as to when particular sales efforts will begin to generate revenues. As a result, our revenues and results of operations in any quarter may not meet market expectations or be indicative of future performance and it may be difficult for you to evaluate our prospects or to estimate the value of the Company.

WE HAVE A HISTORY OF OPERATING LOSSES AND EXPECT FUTURE OPERATING LOSSES.

    We have a history of operating losses, and we expect to incur net losses into 2002. We incurred net losses of approximately $12.6 million in 1999, $39.1 million in 2000 and $24.5 million in 2001. As of March 31, 2002, we had an accumulated deficit of approximately $79.9 million representing the sum of our historical net losses. We continue to expend significant resources to aggressively develop and market our services into an unproven market. We may never generate sufficient revenues to achieve or sustain profitability or generate positive cash flow.

WE HAVE RECEIVED A "GOING CONCERN" OPINION FROM OUR INDEPENDENT AUDITORS.

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

WE EXPECT LAST YEAR'S COST REDUCTION MEASURES TO STRAIN OUR RESOURCES.

    Last year's cost reduction measures place significant demands on our management and operational resources. We may not be able to maintain and grow our business at our current reduced staffing levels. Additionally, our failure to retain the highly trained technical personnel that are essential to our product development, marketing, service and support may limit the rate at which we can generate revenue and develop new products or product enhancements. In order to manage our growth effectively, we must implement and improve our operational systems, procedures and controls on a timely basis. If we fail to implement and improve these systems, our business, operating results and financial condition may be materially adversely affected.

AS PART OF OUR COST REDUCTION IN 2001, THE COMPENSATION OF NEARLY EVERY EMPLOYEE WAS REDUCED, AND WE MAY NOT BE ABLE TO RETAIN EMPLOYEES AT CURRENT COMPENSATION LEVELS.

We started 2001 with 135 full-time employees and 20 contract workers who were engaged on viaLink projects on a full-time basis. As of March 31, 2002, we had 68 full-time employees and no contract workers. Most current full-time employees are being compensated at rates from 10% to 15% less than in 2001, and members of management have foregone bonus payments of up to 50% of base compensation and have reduced compensation from 10% to 40%. At these reduced rates it is unlikely we will be able to retain all current employees and officers, although we have had only one officer and no employee leave since the reductions in compensation in 2001.

THE PRICE OF OUR COMMON STOCK MAY DECLINE DUE TO SHARES ELIGIBLE FOR FUTURE
SALE.

    Sales of a substantial number of shares of common stock, or even the potential for such sales, could adversely affect the market price of the common stock and could impair our ability to raise capital through the sale of equity securities. As of March 31, 2002, we had outstanding 77,225,483 shares of common stock. These shares are freely tradable without restriction or further registration under the Securities Act unless purchased by our "affiliates.

    Furthermore, an additional:

    o 7,369,605 shares of common stock are issuable upon the exercise of currently exercisable options;

    o 8,738,966 shares of common stock are issuable upon the exercise of currently outstanding warrants;

    o 47,987,300 shares of common stock are issuable upon the conversion of currently outstanding preferred stock.

    Substantially all shares issued following the exercise of these options or warrants or the conversion of the preferred stock will be freely tradable.

--------------------------------------------------------------------------------

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

CONVERTIBLE PREFERRED STOCK.

    Our Series B preferred stock, is comprised of an aggregate of 150 originally issued shares, is convertible at the option of the holder, into shares of our common stock. The conversion price is based upon the Market Price of our common stock, as defined in the certificate of designation, and is subject to a floor conversion price of $0.10 per share and a maximum conversion price of $0.40 per share. The conversion price will be subject to further adjustment to Market Price and certain other antidilution provisions. Through March 31, 2002, the holder of the Series B Preferred stock has converted 60 shares of Series B Preferred stock with a Liquidation Preference of $600,000 into 3,039,089 shares of our common stock at a conversion rate of $0.1975 per share. Using the conversion price at March 31, 2002, the remaining 90 shares of Series B Preferred, upon conversion, would require us to issue approximately 5.3 million shares of our common stock.

    Our Series C preferred stock, is comprised of an aggregate of 700 originally issued shares, is convertible at the option of the holder, into shares of our common stock. The conversion price is based upon the Market Price of our common stock, as defined in the certificate of designation, and is subject to a floor conversion price of $0.12 per share and a maximum conversion price of $0.40 per share. The conversion price will be subject to further adjustment to Market Price and certain other antidilution provisions. Using the conversion price at March 31, 2002, the outstanding shares of Series C Preferred, upon conversion, would require us to issue approximately 42.6 million shares of our common stock.


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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    On March 25, 2002 we filed a prospectus supplement, pursuant to which, we offered 400 Shares of our Series C Convertible Preferred Stock and Warrants to purchase 2,166,672 shares of our common stock to SDS Merchant Fund, L.P. and other purchasers representing the second closing under our purchase agreement entered into on December 28, 2001. We completed this sale of Series C Preferred Stock on March 26, 2002. The Series C Convertible Preferred Stock, par value $.001 per share, is convertible into shares of our common stock in the manner, and upon the terms, provisions and conditions set forth in the Certificate of Designation of the Preferred Stock. The conversion price of the Series C Convertible Preferred Stock is subject to certain adjustments under the terms of the Certificate of Designation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

    The following instruments are included as exhibits to the report. Exhibits incorporated by reference are so indicated.

          EXHIBIT
          NUMBER                           DESCRIPTION

          4.1(1)     Form of purchase Agreement entered into by and
                       between The viaLink Company and each of the Purchasers.

          4.2(1)     Certificate of Designation of the Relative Rights and
                       Preferences of the Series C Convertible Preferred Stock of The viaLink Company.

          4.3(1)     Form of Series A Warrant to Purchase Shares of Common
                       Stock of The viaLink Company.

          4.4(1)     Series B Warrant to Purchase Shares of Common Stock
                       of The viaLink Company.

(1) Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated January 2, 2002.

(b) Reports on Form 8-K.

    The Registrant filed a Current Report on Form 8-K, dated January 2, 2002, reporting pursuant to Item 5 of such Form that we offered 300 Shares of our Series C Convertible Preferred Stock and Warrants to purchase 9,000,000 shares of our common stock to certain purchasers pursuant to a prospectus supplement to Registration Statement No. 333-64750.

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               THE VIALINK COMPANY
                                                   (Registrant)

                                          By:   /s/ WARREN D. JONES
                                                -------------------
                                                  Warren D. Jones
                                              Chief Executive Officer
Date: May 15, 2002

                                          By:   /s/ BRIAN M. CARTER
                                                -------------------
                                                  Brian M. Carter
                                      Vice President, Chief Financial Officer
                                    (principal financial and accounting officer)
Date: May 15, 2002

                                  EXHIBIT INDEX


               EXHIBIT
               NUMBER                        DESCRIPTION
               -------                       -----------
               4.1(1)     Form of purchase Agreement entered into by and
                            between The viaLink Company and each of the
                            Purchasers.

               4.2(1)     Certificate of Designation of the Relative Rights and
                            Preferences of the Series C Convertible Preferred
                            Stock of The viaLink Company.

               4.3(1)     Form of Series A Warrant to Purchase Shares of Common
                            Stock of The viaLink Company.

               4.4(1)     Series B Warrant to Purchase Shares of Common Stock
                            of The viaLink Company.

(1) Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated January 2, 2002.