Form 10QSB
period 2002-06-30
VIALINK CO
filed 2002-08-14
CIK 1017137

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                        COMMISSION FILE NUMBER: 000-21729

                               THE VIALINK COMPANY
             (Exact Name of Registrant as Specified in its Charter)


                  DELAWARE                                    73-1247666
        (State of Other Jurisdiction                       (I.R.S. Employer
       Incorporation or Organization)                       Indemnification
                                                                 No.)

         13155 NOEL ROAD, SUITE 700
                DALLAS, TEXAS                                    75240
       (Address of Principal Executive                        (Zip Code)
                  Offices)

                                         (972) 934-5500
                        (Issuer's Telephone Number, Including Area Code)


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes [X] No [ ]


         As of August 13, 2002, the issuer had 95,117,776 outstanding shares of Common Stock.

================================================================================

                         PART 1 -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               THE VIALINK COMPANY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       DECEMBER 31, 2001 AND JUNE 30, 2002


                                                                                     DECEMBER 31,        JUNE 30,
                                                                                         2001              2002
                                                                                     ------------      ------------
                                                                                                       (UNAUDITED)
                             ASSETS
Current assets:
  Cash and cash equivalents ....................................................     $  2,702,782      $  1,078,585
  Accounts receivable -- trade, net of allowance for
     doubtful accounts of $100,000 and $113,000, respectively ..................          798,379           821,900
  Prepaid expenses and other current assets ....................................          463,752           159,924
                                                                                     ------------      ------------
          Total current assets .................................................        3,964,913         2,060,409
Furniture, equipment and leasehold improvements, net ...........................        1,450,387           920,482
Software development costs, net ................................................          996,942           703,770
Other assets ...................................................................           86,464            86,464
                                                                                     ------------      ------------
          Total assets .........................................................     $  6,498,706      $  3,771,125
                                                                                     ============      ============

     LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
                      STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable and accrued liabilities .....................................     $  5,611,357      $  3,620,291
  Deferred revenues ............................................................          273,405            67,925
                                                                                     ------------      ------------
          Total current liabilities ............................................        5,884,762         3,688,216
                                                                                     ------------      ------------
          Total liabilities ....................................................        5,884,762         3,688,216

Redeemable convertible preferred stock (Note 6):
  Series B Preferred stock, $.001 par value; 10,000,000 shares
  authorized; 90 shares issued and outstanding .................................          907,841           934,471
  Series C Preferred stock, $.001 par value; 10,000,000 shares authorized; 300 and 700 shares issued and outstanding,
  respectively..................................................................        3,000,000         5,143,334

Stockholders' deficit:
  Common stock, $.001 par value; 150,000,000 shares authorized;
    67,076,838 and 94,707,975 shares issued and outstanding, respectively.......           67,077            94,708

  Additional paid-in capital ...................................................       73,835,260        76,128,397
  Accumulated deficit ..........................................................      (77,196,234)      (82,218,001)
                                                                                     ------------      ------------
          Total stockholders' deficit ..........................................       (3,293,897)       (5,994,896)
                                                                                     ------------      ------------
          Total liabilities, redeemable convertible preferred stock and
            stockholders' deficit ..............................................     $  6,498,706      $  3,771,125
                                                                                     ============      ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                               THE VIALINK COMPANY

             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2001 AND 2002
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                      -----------------------------     -----------------------------
                                                          2001             2002             2001             2002
                                                      ------------     ------------     ------------     ------------

Revenues .........................................    $    875,577     $  1,103,693     $  1,956,975     $  2,064,173
Operating expenses:
  Customer operations ............................       2,867,695        1,414,238        5,135,102        2,883,203
  Development ....................................       1,545,733          568,673        2,913,363        1,139,093
  Selling and marketing ..........................       2,038,474          646,472        4,759,142        1,226,674
  General and administrative .....................       1,328,367          446,847        3,106,472        1,156,496
  Depreciation and amortization ..................         386,619          338,636          801,444          680,474
                                                      ------------     ------------     ------------     ------------
          Total operating expenses ...............       8,166,888        3,414,866       16,715,523        7,085,940
                                                      ------------     ------------     ------------     ------------
Loss from operations .............................      (7,291,311)      (2,311,173)     (14,758,548)      (5,021,767)
Interest expense, net ............................        (175,671)              --         (277,867)              --
                                                      ------------     ------------     ------------     ------------
Net loss, before extraordinary item ..............      (7,466,982)      (2,311,173)     (15,036,415)      (5,021,767)
  Extraordinary loss on modification of
        debt with Hewlett-Packard ................      (2,927,773)              --       (2,927,773)              --
                                                      ------------     ------------     ------------     ------------
Net loss .........................................     (10,394,755)      (2,311,173)     (17,964,188)      (5,021,767)
  Dividends on preferred stock:
   Value of warrants and beneficial conversion ...      (2,139,500)              --      (12,779,250)      (3,210,721)
   Stated dividend at 6% .........................        (183,728)         (13,315)        (253,854)         (26,630)
                                                      ------------     ------------     ------------     ------------
Net loss applicable to common stock ..............    $(12,717,983)    $ (2,324,488)    $(30,997,292)    $ (8,259,118)
                                                      ============     ============     ============     ============
Net loss applicable to common stock
  per common share --
    Basic and diluted ............................    $      (0.51)    $      (0.03)    $      (1.30)    $      (0.11)
                                                      ============     ============     ============     ============
Weighted average common shares outstanding --
    Basic and diluted ............................      24,933,232       85,630,677       23,904,726       77,049,591
                                                      ============     ============     ============     ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                               THE VIALINK COMPANY

           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002
                                   (UNAUDITED)

                                                        COMMON STOCK            ADDITIONAL
                                                ----------------------------      PAID-IN       ACCUMULATED
                                                    SHARES        AMOUNTS         CAPITAL         (DEFICIT)         TOTAL
                                                ------------    ------------    ------------    -------------    ------------

Balance, December 31, 2001 ..................     67,076,838    $     67,077    $ 73,835,260    $ (77,196,234)   $ (3,293,897)
  Exercise of stock options and
    warrants ................................      8,996,067           8,996         366,004                          375,000
  Stock issued under employee stock
    purchase and option  plans ..............      2,643,090           2,643         411,736                          414,379
 Beneficial conversion feature of Series C
   Preferred Stock issued ...................                                      1,299,108                        1,299,108
 Value assigned to warrants issued and
   modified in connection with the
   issuance of Series C Preferred
   Stock ....................................                                      1,911,613                        1,911,613
  Offering and registration costs ...........                                       (298,647)                        (298,647)
  Dividends on Preferred Stock:
    Value attributed to Beneficial
     conversion feature and
     warrants ...............................                                     (3,210,721)                      (3,210,721)
    Stated dividend at 6% ...................                                        (26,630)                         (26,630)
 Series C Preferred Stock
   conversion into Common stock..............     15,991,980          15,992       1,840,674                        1,856,666
  Net loss ..................................                                                      (5,021,767)     (5,021,767)
                                                ------------    ------------    ------------    -------------    ------------
Balance, June 30, 2002 ......................     94,707,975    $     94,708    $ 76,128,397    $ (82,218,001)   $ (5,994,896)
                                                ============    ============    ============    =============    ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                               THE VIALINK COMPANY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2002
                                   (UNAUDITED)


                                                                          2001              2002
                                                                      ------------      ------------
Cash flows from operating activities:
  Net loss ......................................................     $(17,964,188)     $ (5,021,767)
  Adjustments to reconcile net loss to net cash used
     in operating activities:
     Depreciation and amortization ..............................        1,126,521           973,645
     Amortization of unearned stock compensation ................          294,040                --
     Non-cash service costs for warrants and options
        issued to service providers .............................          856,465                --
     Non-cash interest expense on convertible debt ..............          393,018                --
     Non-cash extraordinary loss on modification
        of debt with Hewlett-Packard ............................        2,927,773                --
     Non-cash termination of lease obligation ...................               --          (391,000)
     Increase (decrease) in cash for changes in:
       Accounts receivable, net .................................         (629,712)          (23,521)
       Prepaid expenses and other assets ........................          170,192           303,828
       Accounts payable and accrued liabilities .................          663,859        (1,185,687)
       Deferred revenue .........................................          (84,962)         (205,480)
                                                                      ------------      ------------
          Net cash used in operating activities .................      (12,246,994)       (5,549,982)
                                                                      ------------      ------------
Cash flows from investing activities:
  Capital expenditures ..........................................         (472,195)         (150,568)
                                                                      ------------      ------------
          Net cash used in investing activities .................         (472,195)         (150,568)
                                                                      ------------      ------------
Cash flows from financing activities:
  Proceeds from issuance of  Preferred Stock ....................       12,779,250         4,000,000
  Proceeds from exercise of stock options, warrants
     and stock purchase plans ...................................          464,574           375,000
  Payments of offering and registration costs ...................       (1,475,088)         (298,647)
                                                                      ------------      ------------
          Net cash provided by financing activities .............       11,768,736         4,076,353
                                                                      ------------      ------------
Net increase (decrease) in cash and cash equivalents ............         (950,453)       (1,624,197)
Cash and cash equivalents, beginning of period ..................        2,980,600         2,702,782
                                                                      ------------      ------------
Cash and cash equivalents, end of period ........................     $  2,030,147      $  1,078,585
                                                                      ============      ============
Supplemental schedule of non-cash activities:
  Conversion of capital lease into operating lease ..............     $    134,163      $         --
                                                                      ============      ============
  Dividend payable on Preferred Stock ...........................     $    253,854      $     26,630
                                                                      ============      ============
  Dividends on Preferred Stock paid with common stock ...........     $     17,998      $         --
                                                                      ============      ============
  Vendors and severance paid with common stock ..................     $                 $    414,379
                                                                      ============      ============
  Conversion of notes payable into common stock .................     $  3,807,813      $         --
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

    We will be required to raise additional capital to fund our operations during the remainder of 2002. We believe that we can raise additional capital however, there can be no assurance as to whether, when or the terms upon which any such capital may be obtained. Any failure to obtain an adequate and timely amount of capital on commercially reasonable terms could have a material adverse effect on our business, financial condition and results of operations, including our viability as an enterprise.

    We have an accumulated deficit of $82.2 million as of June 30, 2002. We have historically funded operations with the proceeds from the sale of preferred and common stock. We have not generated positive cash flows from operations in 1999, 2000 and 2001 and do not expect to generate positive cash flows from operations through 2002. In addition, we do not currently have any committed debt or equity financing that might be required to sustain operations through the balance of 2002. These factors raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2. BASIS OF PRESENTATION

    We have prepared the accompanying condensed consolidated unaudited financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of our management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) considered necessary to present fairly our financial position and results of operations and cash flow. These interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-KSB, for the year ended December 31, 2001, as filed with the Securities and Exchange Commission.

    Operating results for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2002.


3. RECONCILIATION FOR BASIC AND DILUTED EARNINGS PER SHARE ("EPS")

    A reconciliation of the numerators and the denominators used in the calculation of earnings (loss) applicable to common stock per share is as follows for the three and six month periods ended June 30:


                                                             THREE MONTHS ENDED JUNE 30,:          SIX MONTHS ENDED JUNE 30,:
                                                            ------------------------------      ------------------------------
                                                                2001             2002               2001              2002
                                                            ------------      ------------      ------------      ------------
Basic:
  Net loss applicable to common stock .................     $(12,717,983)     $ (2,324,488)     $(30,997,292)     $ (8,259,118)
  Weighted average common shares outstanding ..........       24,933,232        85,630,677        23,904,726        77,049,591
                                                            ------------      ------------      ------------      ------------
Net Loss per common share .............................     $      (0.51)     $      (0.03)     $      (1.30)     $      (0.11)
                                                            ============      ============      ============      ============
Diluted:
  Net loss applicable to common stock .................     $(12,717,983)     $ (2,324,488)     $(30,997,292)     $ (8,259,118)
  Weighted average common shares outstanding ..........       24,933,232        85,630,677        23,904,726        77,049,591
  Add: Net effect of dilutive potential shares ........               --                --                --                --
                                                            ------------      ------------      ------------      ------------
                                                              24,933,232        85,630,677        23,904,726        77,049,591
                                                            ------------      ------------      ------------      ------------
  Net Loss per share applicable to common stock .......     $      (0.51)     $      (0.03)     $      (1.30)     $      (0.11)
                                                            ============      ============      ============      ============

    For the six months ended June 30, 2002, options to purchase 14,718,031 shares at a weighted average exercise price of $4.27, 51,625,000 shares of common stock to be issued upon the remaining conversion of our Preferred Stock at an effective conversion price of $0.12 per share, and warrants to purchase common shares at exercise prices in the following table were outstanding, but were not included in the computation of diluted earnings per share because the effect of these outstanding options, stock issuable upon conversion of Preferred Stock and warrants would be antidilutive.

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
                                  ----------
                                   8,738,966
                                  ==========


    For the six months ended June 30, 2001, options to purchase 11,507,330 shares at a weighted average exercise price of $6.70, 2,176,000 shares of common stock to be issued upon the conversion of the note issued to Hewlett-Packard, 6,169,000 shares of common stock to be issued upon the remaining conversion of our Series A Preferred

Stock at an effective conversion price of $1.925 per share and warrants to purchase common shares at exercise prices in the following table were outstanding, but were not included in the computation of diluted earnings per share because the effect of these outstanding options, stock issuable upon conversion of debt and Preferred Stock and warrants would be antidilutive.

                                       UNDERLYING COMMON SHARES           EXERCISE PRICE
                                       ------------------------           --------------
                                                40,000                      $    1.50
                                               464,700                           2.75
                                               608,334                           3.00
                                             5,769,358                           3.75
                                               883,391                           5.66
                                                50,029                          10.16
                                                43,164                          29.19
                                                 3,943                          31.23


4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

    Accounts payable and accrued expenses at December 31, 2001 and June 30, 2002 consisted of the following:

                                                            DECEMBER 31,       JUNE 30,
                                                               2001              2002
                                                            ------------     ------------

Accounts payable ......................................     $  1,223,577     $    748,078
Accrued employee compensation .........................          844,372          590,191
Accrued lease, services and other, Hewlett-Packard ....          680,854          347,101
Accrued lease termination expenses, real estate .......          591,940               --
Accrued lease termination expenses, Hewlett-Packard ...        1,798,000        1,798,000
Other accrued expenses ................................          472,614          136,921
                                                            ------------     ------------
Total accounts payable and accrued liabilities ........     $  5,611,357     $  3,620,291
                                                            ============     ============

5. INCOME TAXES

    We are required to record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax asset depends on our ability to generate sufficient taxable income in the future. We have recognized a full valuation allowance for the amount of net deferred tax assets at December 31, 2001 and June 30, 2002 since the Company resembles a development stage company and has no history of profitability.

6. REDEEMABLE CONVERTIBLE PREFERRED STOCK

    On March 25, 2002 we filed a prospectus supplement, pursuant to which, we offered 400 Shares of our Series C Convertible Preferred Stock and Warrants to purchase 2,166,672 shares of our common stock to SDS Merchant Fund, L.P. and other purchasers representing the second closing under our purchase agreement entered into on December 28, 2001. We completed this sale of Series C Preferred Stock on March 26, 2002. The Series C Convertible Preferred Stock, par value $.001 per share, is convertible into shares of our common stock in the manner, and upon the terms, provisions and conditions set forth in the Certificate of Designation of the Preferred Stock. The conversion price of the Series C Convertible Preferred Stock is subject to certain adjustments under the terms of the Certificate of Designation. The proceeds of $4.0 million from issuance of the Series C Convertible Participating Preferred Stock and Warrant issued has been allocated to each instrument based on their relative fair values. Additionally, the Series C Convertible Preferred Stock includes a beneficial conversion ratio at the issuance date. The fair value of the Warrants and the intrinsic value of the beneficial conversion ratio has been deemed a dividend to holders of the Preferred Stock and considered a non-cash dividend to the Series C Convertible Preferred Stock shareholders recorded during the first quarter of 2002 and has been included in the determination of net loss applicable to common stock for the six months ended June 30, 2002.

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

RESULTS OF OPERATIONS

    Comparison of Second Quarter 2001 ("2001") to Second Quarter 2002 ("2002")

    Revenues. Our revenues are comprised of revenues for subscriptions to our services and implementation revenues. The following table sets forth for the periods indicated the components of revenue included in our consolidated statements of operations:


                                            2001             2002
                                        ------------     ------------
Revenues:
  Subscription ....................     $    275,153     $    702,944
  Implementation ..................          600,424          400,749
                                        ------------     ------------
  Total revenues ..................     $    875,577     $  1,103,693
                                        ============     ============

    Subscription revenues have increased 155% from 2001 to 2002. This increase is due to increases in the number of subscribers to our services and increases in our subscription rates. Subscription revenue growth is dependent upon the number of subscribers to our services and how many trading partners with which they are exchanging data ("connections"). Continued growth is dependent upon increasing the number of connections between our existing customers and adding new customers. The rate at which the connections increase can vary significantly from customer to customer depending upon each customer's deployment strategies. Historically, our retailer customers have been able to better assist us in increasing the number of connections. During 2001, we signed agreements with Winn Dixie, Meijer, and Target Stores. During 2002, we signed an agreement with Exxon-Mobil, expanded our relationship with Target and additionally we have signed four other retailers during June and through the date of this report which are expected to contribute to subscription growth later in 2002. Each of these retailers has increased or is expected to increase the number of connections with our supplier customers when comparing 2002 to 2001. As we add additional retailer customers we expect continued increases in the number of supplier customers purchasing implementation and subscription services. Our current pricing for retailers ranges from $25 per supplier per month for a small retailer and a flat rate of up to $30,000 per month for the largest retailers. Our pricing for suppliers ranges from $25 per retailer up to $5,000 per retailer per month. Our implementation revenues decreased from 2001 to 2002 due to a decrease in the number of large implementation projects completed during each quarter, additionally we have been able to decrease the implementation services required for each customer which is resulting in decreased implementation revenues.

    Customer Operations. Customer operations expense consists of personnel costs associated with implementation, consulting and other services and costs of operating, maintaining and accessing our technical operations and hosting facilities. Customer operations expense also includes the cost of providing support and maintenance to customers. Our customer operations expense decreased from $2.9 million in 2001 to $1.4 million in 2002. This decrease is due primarily to decreased personnel and contract labor costs from our cost reduction efforts in late 2001 offset in part by increases in expenses from our operations platform at Hewlett-Packard, which were expanded in early 2001 and subsequently adjusted in the second half of 2001. Our customer operations team consisted of 21 people at June 30, 2002. The costs for our operating platform are generally fixed and represent the operating capacity necessary for expected growth through 2002 and 2003. We expect customer operations expenses to increase only in response to increased demand for our implementation and customer support services.

    Development. Development expense includes personnel and contract labor costs and professional fees incurred for product development, enhancements, upgrades, quality assurance and testing. Our development expenses decreased from $1.5 million in 2001 to $0.6 million in 2002. This decrease is due to decreased use of service providers to provide development resources and decreases in personnel costs. Our development team consisted of 22 people at June 30, 2002. We are continuously undertaking various projects to expand the functionality of our services and we expect the continuance of these expenses for the foreseeable future. Development expense in 2001 includes $0.1 million of non-cash service costs for the amortization of a portion of the fair value of the warrants and options issued to alliance partners and other service providers reflecting the development efforts provided during 2001.

    Selling and Marketing. Selling and marketing expense consists primarily of personnel costs, travel, promotional events, including trade shows, seminars and technical conferences, advertising and public relations programs. Selling and marketing expense decreased from $2.0 million in 2001 to $0.6 million in 2002. During 2001, we incurred $0.5 million in advertising, promotion and professional fees to increase the awareness of our viaLink services including the design and production of sales collateral, media insertion costs and participation in industry trade shows. During 2002, we incurred $0.1 million in advertising, promotion and professional fees to promote our services. Our sales and marketing team included 15 people at June 30, 2002. Additionally, selling and marketing expense includes $0.1 million of non-cash service costs in 2001 for the amortization of a portion of the fair value of the warrants and options issued to alliance partners and other service providers reflecting the selling and marketing efforts provided.

    General and Administrative (G&A). G&A expense consists primarily of the personnel and other costs of the finance, human resources, administrative and executive departments and the fees and expenses associated with legal, accounting and other services. G&A expense decreased from $1.3 million in 2001 to $0.4 million in 2002. This decrease in G&A expense is attributable to a decrease of $0.1 million in employee compensation from 2000 to 2001 and decreases in substantially all types of expenses as part of our cost reduction efforts. Additionally, G&A expense for 2002 includes the reversal of $0.4 million of expense previously recorded for the abandonment of our lease for our previous headquarters in Oklahoma City.

    Depreciation and Amortization. Depreciation and amortization expense decreased from $0.4 million in 2001 to $0.3 million in 2002. This decrease reflects the complete depreciation of certain long-lived assets and decreases in capital expenditures in 2001 and 2002.

    Interest Expense, Net. Interest expense, net, of approximately $0.2 million in 2001 represents interest accrued on the unpaid portion of our convertible note with Hewlett-Packard. The note payable was extinguished in November 2001.

    Extraordinary loss on modification of debt with Hewlett-Packard. In April 2001, Hewlett-Packard converted $3.8 million of their secured convertible promissory note into 2.2 million shares of our common stock. In connection with this conversion we modified certain terms of the secured convertible promissory note for the remaining balance equal to $3.8 million. The modified note provides for: a) a decrease in the stated interest rate to 6.0% per year; b) a cash payment of $275,104 representing a closing fee; c) principal and interest payments payable in twelve monthly installments of $326,094 beginning January 1, 2002 and a maturity date of February 1, 2003. In connection with the conversion and the modification of the note, we issued Hewlett-Packard warrants to purchase 1,384,658 shares of common stock at a purchase price of $3.75 per share. These transactions with Hewlett-Packard resulted in an extraordinary loss of approximately $2.9 million recorded in the second quarter of 2001. The extraordinary loss represents the excess of the fair value of the modified secured convertible promissory note and warrants issued over the $3.8 million recorded value of the remaining portion of the convertible debt at the time of the modification in accordance with the requirements of EITF 96-19, "Debtor's Accounting for a modification or Exchange of Debt Instruments."

    Dividends on Preferred Stock. Dividends on Preferred Stock includes the allocation of the proceeds received to the warrants issued and beneficial conversion features of our Preferred Stock issued during the respective periods. During 2001, $2.1 million was recorded with the issuance of our Series A Preferred Stock. Additionally, stated dividends were accrued from each date of issuance through conversion on the Series B Preferred Stock. Dividends accrued on the Series B Preferred stock will be paid in-kind with common shares at the time of conversion. The Series C Preferred Stock does not provide for stated dividends. We will continue to accrue dividends through the date that the Series B Preferred Stock is converted into common stock.


    Comparison of the Six Months Ended June 30, 2001 ("2001") to the Six Months Ended June 30, 2002 ("2002")

    Revenues. Our revenues are comprised of revenues for subscriptions to our services and implementation revenues. The following table sets forth for the periods indicated the components of revenue included in our consolidated statements of operations:


                                            2001             2002
                                        ------------     ------------
Revenues:
  Subscription ....................     $    454,893     $  1,335,345
  Implementation ..................        1,502,082          728,828
                                        ------------     ------------
  Total revenues ..................     $  1,956,975     $  2,064,173
                                        ============     ============

    Subscription revenues have increased 194% from 2001 to 2002. This increase is due to increases in the number of subscribers to our services and increases in our subscription rates. Subscription revenue growth is dependent upon the number of subscribers to our services and how many trading partners with which they are exchanging data ("connections"). Continued growth is dependent upon increasing the number of connections between our existing customers and adding new customers. The rate at which the connections increase can vary significantly from customer to customer depending upon each customer's deployment strategies. Historically, our retailer customers have been able to better assist us in increasing the number of connections. Our implementation revenues decreased from 2001 to 2002 due to a decrease in the number of large implementation projects completed during each period, additionally we have been able to decrease the implementation services required for each customer which is resulting in decreased implementation revenues.

    Customer Operations. Customer operations expense consists of personnel costs associated with implementation, consulting and other services and costs of operating, maintaining and accessing our technical operations and hosting facilities. Customer operations expense also includes the cost of providing support and maintenance to customers. Our customer operations expense decreased from $5.1 million in 2001 to $2.9 million in 2002. This decrease is due primarily to decreased personnel and contract labor costs from our cost reduction efforts in late 2001 offset in part by increases in expenses from our operations platform at Hewlett-Packard, which were expanded in early 2001 and subsequently adjusted in the second half of 2001.

    Development. Development expense includes personnel and contract labor costs and professional fees incurred for product development, enhancements, upgrades, quality assurance and testing. Our development expenses decreased from $2.9 million in 2001 to $1.1 million in 2002. This decrease is due to decreased use of service providers to provide development resources and decreases in personnel costs. Development expense in 2001 includes $0.4 million of non-cash service costs for the amortization of a portion of the fair value of the warrants and options issued to alliance partners and other service providers reflecting the development efforts provided during 2001.

    Selling and Marketing. Selling and marketing expense consists primarily of personnel costs, travel, promotional events, including trade shows, seminars and technical conferences, advertising and public relations programs. Selling and marketing expense decreased from $4.8 million in 2001 to $1.2 million in 2002. During 2001, we incurred $1.3 million in advertising, promotion and professional fees to increase the awareness of our viaLink services including the design and production of sales collateral, media insertion costs and participation in industry trade shows. During 2002, we incurred less than $0.2 million in advertising, promotion and professional fees to promote our services. Additionally, selling and marketing expense includes $0.4 million of non-cash service costs in 2001 for the amortization of a portion of the fair value of the warrants and options issued to alliance partners and other service providers reflecting the selling and marketing efforts provided.

    General and Administrative (G&A). G&A expense consists primarily of the personnel and other costs of the finance, human resources, administrative and executive departments and the fees and expenses associated with legal, accounting and other services. G&A expense decreased from $3.1 million in 2001 to $1.2 million in 2002. This decrease in G&A expense is attributable to several factors: a) decrease of $0.5 million in employee compensation from 2000 to 2001;
b) decrease of $0.1 million in legal and other professional fees; and c) a decrease of $0.3 million in recruiting fees and relocation of our offices from Edmond, Oklahoma to Dallas, Texas. Additionally, G&A expense for 2002 includes the reversal of $0.4 million of expense previously recorded for the abandonment of our lease for our previous headquarters in Oklahoma City.

    Depreciation and Amortization. Depreciation and amortization expense decreased from $0.8 million in 2001 to $0.7 million in 2002. This decrease reflects the complete depreciation of certain long-lived assets and decreases in capital expenditures in 2001 and 2002.

    Interest Expense, Net. Interest expense, net, of approximately $0.3 million in 2001 represents interest accrued on the unpaid portion of our convertible note with Hewlett-Packard. The note payable was extinguished in November 2001.

    Extraordinary loss on modification of debt with Hewlett-Packard. In April 2001, Hewlett-Packard converted $3.8 million of their secured convertible promissory note into 2.2 million shares of our common stock. In connection with this conversion we modified certain terms of the secured convertible promissory note for the remaining balance equal to $3.8 million. The modified note provides for: a) a decrease in the stated interest rate to 6.0% per year; b) a cash payment of $275,104 representing a closing fee; c) principal and interest payments payable in twelve monthly installments of $326,094 beginning January 1, 2002 and a maturity date of February 1, 2003. In connection with the conversion and the modification of the note, we issued Hewlett-Packard warrants to purchase 1,384,658 shares of common stock at a purchase price of $3.75 per share. These transactions with Hewlett-Packard resulted in an extraordinary loss of approximately $2.9 million recorded in the second quarter of 2001. The extraordinary loss represents the excess of the fair value of the modified secured convertible promissory note and warrants issued over the $3.8 million recorded value of the remaining portion of the convertible debt at the time of the modification in accordance with the requirements of EITF 96-19, "Debtor's Accounting for a modification or Exchange of Debt Instruments."

    Dividends on Preferred Stock. Dividends on Preferred Stock includes the allocation of the proceeds received to the warrants issued and beneficial conversion features of our Preferred Stock issued during the respective periods. During 2001, $12.8 million was recorded with the issuance of our Series A Preferred Stock. During 2002, $3.2 million was recorded with the issuance of $4.0 million of our Series C Preferred Stock. Additionally, stated dividends were accrued from each date of issuance through conversion on the Series A and Series B Preferred Stock. Dividends accrued on the Series A Preferred Stock were paid in-kind with common shares at the time of conversion during 2001. Dividends accrued on the Series B Preferred stock will be paid in-kind with common shares at the time of conversion. The Series C Preferred Stock does not provide for stated dividends. We will continue to accrue dividends through the date that the Series B Preferred Stock is converted into common stock.

LIQUIDITY AND CAPITAL RESOURCES

    Our principal potential sources of liquidity are cash on hand, cash generated from operations and cash provided from financing activities. As of June 30, 2002, we had cash and cash equivalents of $1.1 million.

    During the six months ended June 30, 2002, we used $5.5 million in operating activities compared to using $12.2 million during the six months ended June 30, 2001. Cash used in operating activities during 2002 reflects a net loss of $5.0 million. Cash used in operating activities also reflects $1.0 million of depreciation and amortization, non-cash termination of lease obligation and a $1.1 million decrease in cash provided by other working capital changes.

    During the six months ended June 30, 2002, we used approximately $0.2 million in investing activities reflecting capital expenditures compared to capital expenditures of approximately $0.5 million in 2001.

    During the six months ended June 30, 2002, financing activities provided net cash of $4.1 million, primarily the result of the issuance of 400 shares of Series C Preferred Stock and 9.0 million shares of our common stock for warrants exercised, less offering and registration costs of $0.3 million.

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

    Subsequent to June 30, 2002, the company has taken and continues to take additional measures to reduce its cost structure. The reductions are expected to include reductions at the executive level, negotiations with significant vendors and other expense reductions including travel, administrative and vendor service costs. As a result of these changes, the gross cash operating expenses are expected to decrease to approximately $0.8 million per month (excluding non-cash items) during late 2002.

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

    Our independent auditors have issued their Independent Auditors' Report on the Company's consolidated financial statements for the fiscal year ended December 31, 2001 with an explanatory paragraph regarding the Company's ability to continue as a going concern. We have generated net losses for the years ended December 31, 1999, 2000 and 2001 and have generated an accumulated deficit of $82.2 million as of June 30, 2002. We have incurred operating losses and negative cash flow in the past and expect to incur operating losses and negative cash flow for the remainder of 2002. During the second quarter of 2001 we began to experience delays in signing small supplier customers which were an important component of our expected implementation revenues for the second quarter of 2001 and these delays have continued into 2002. These efforts are a part of our retailer 'community development' activities. We continue to pursue sales efforts with the small suppliers and still believe that they will become subscribers to our services. Due to these delays, we have focused our sales efforts on larger customers, each of which could have a greater incremental effect on increasing subscription revenues. An increase in the number of larger customers is critical to generating positive cash flow from operations.

    We will be required to raise additional capital to fund our operations during the remainder of 2002. We believe that we can raise additional capital however, there can be no assurance as to whether, when or the terms upon which any such capital may be obtained. Any failure to obtain an adequate and timely amount of capital on commercially reasonable terms could have a material adverse effect on our business, financial condition and results of operations, including our viability as an enterprise.

     In November 2001, we entered into a lease let-out agreement with Hewlett-Packard which provides for our continued obligation for certain assets leased from Hewlett-Packard under operating leases. These assets are not being used by the Company and we have agreed to allow Hewlett-Packard to sell these assets and reduce the amounts due under the let-out agreement. The total lease obligation of $1.8 million has been accrued at December 31, 2001 and June 30, 2002. This amount could be reduced for cash received from the sale of this equipment, any amount remaining under the let-out agreement is due to Hewlett-Packard in December 2002.


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

    In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This pronouncement addresses the financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under SFAS No. 146, liabilities for costs associated with an exit or disposal activity are to be recognized when the liability is incurred. Under EITF Issue No. 94-3, liabilities related to exit or disposal activities were recognized when an entity committed to an exit plan. In addition, SFAS No. 146 establishes that the objective for the initial measurement of the liability is fair value. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. We are currently evaluating the impact this pronouncement will have on our future consolidated financial results but do not believe they will be material.

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


WE MAY BE UNABLE TO OBTAIN THE ADDITIONAL CAPITAL REQUIRED TO SUSTAIN AND GROW OUR BUSINESS

    We intend to continue our investment in and development of our services and technology. We have incurred operating losses and negative cash flow in the past and expect to incur operating losses and negative cash flow in the future. Our ability to fund our planned working capital and capital expenditures will depend largely upon our ability to obtain sufficient capital. Our future capital requirements will depend on a number of factors, including our:

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

OUR SUCCESS IS DEPENDENT UPON A CRITICAL MASS OF RETAILERS AND SUPPLIERS SUBSCRIBING TO OUR SERVICES.

    Our success depends on a significant number of retailers subscribing to and using our services and linking with manufacturers, wholesalers and distributors over the Internet through syncLink and sbtLink. We cannot predict if, or when, a significant number of manufacturers, suppliers and retailers will subscribe to our services. To encourage purchasers to subscribe to and use our services, we must offer a broad range of product, price and promotion information from a large number of suppliers through our syncLink service. However, to attract suppliers to subscribe to syncLink, we must increase the number of retailers who use our services. If we are unable to quickly build a critical mass of retailers and suppliers, we will not be able to benefit from a network effect where the value of our services to each subscriber significantly increases with the addition of each new subscriber. Our inability to achieve this network effect would reduce the overall value of our services to retailers and suppliers and, consequently, would harm our business.

OUR SALES CYCLE CAUSES UNPREDICTABLE VARIATIONS IN OUR OPERATING RESULTS.

    Our sales cycle has been and may continue to be unpredictable. Our sales cycle is also subject to delays because we have little or no control over customer-specific factors, including customers' budgetary constraints and internal acceptance procedures. Consequently, we may spend considerable time and expense providing information to prospective customers about the use and benefits of our services without generating corresponding revenue. The length of the sales pursuit makes it difficult to accurately forecast the quarter in which our implementation and subscription services will occur. This may cause our revenues from those services to be delayed from the expected quarter to a subsequent quarter or quarters or to vary from quarter to quarter. Furthermore, there is substantial uncertainty as to when particular sales efforts will begin to generate revenues. As a result, our revenues and results of operations in any quarter may not meet market expectations or be indicative of future performance and it may be difficult for you to evaluate our prospects or to estimate the value of the Company.

WE HAVE A HISTORY OF OPERATING LOSSES AND EXPECT FUTURE OPERATING LOSSES.

    We have a history of operating losses, and we expect to incur net losses in 2002. We incurred net losses of approximately $12.6 million in 1999, $39.1 million in 2000 and $24.5 million in 2001. As of June 30, 2002, we had an accumulated deficit of approximately $82.2 million representing the sum of our historical net losses. We continue to expend significant resources to aggressively develop and market our services into an unproven market. We may never generate sufficient revenues to achieve or sustain profitability or generate positive cash flow.

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

OUR PREVIOUS AND CURRENT COST REDUCTION EFFORTS COULD CONTINUE TO STRAIN OUR RESOURCES.

    Our cost reduction efforts place significant demands on our management and operational resources. We may not be able to maintain and grow our business at our current reduced staffing levels. Additionally, our failure to retain the highly trained technical personnel that are essential to our product development, marketing, service and support may limit the rate at which we can generate revenue and develop new products or product enhancements. In order to manage our growth effectively, we must implement and improve our operational systems, procedures and controls on a timely basis. If we fail to implement and improve these systems, our business, operating results and financial condition may be materially adversely affected.

AS PART OF OUR COST REDUCTION IN 2001, THE COMPENSATION OF NEARLY EVERY EMPLOYEE WAS REDUCED, AND WE MAY NOT BE ABLE TO RETAIN EMPLOYEES AT CURRENT COMPENSATION LEVELS.

    We started 2001 with 135 full-time employees and 20 contract workers who were engaged on viaLink projects on a full-time basis. As of August 13, 2002, we had 59 full-time employees and two contract workers. Most current full-time employees are being compensated at rates from 10% to 15% less than in 2001, and members of management have foregone bonus payments of up to 50% of base compensation and have reduced compensation from 10% to 40%. At these reduced rates it is unlikely we will be able to retain all current employees and officers.

THE PRICE OF OUR COMMON STOCK MAY DECLINE DUE TO SHARES ELIGIBLE FOR FUTURE
SALE.

    Sales of a substantial number of shares of common stock, or even the potential for such sales, could adversely affect the market price of the common stock and could impair our ability to raise capital through the sale of equity securities. As of June 30, 2002, we had outstanding 94,707,975 shares of common stock. These shares are freely tradable without restriction or further registration under the Securities Act unless purchased by our "affiliates.

    Furthermore, an additional:

    o 7,369,605 shares of common stock are issuable upon the exercise of currently exercisable options;

    o 8,738,966 shares of common stock are issuable upon the exercise of currently outstanding warrants;

    o 51,625,000 shares of common stock are issuable upon the conversion of currently outstanding preferred stock.

    Substantially all shares issued following the exercise of these options or warrants or the conversion of the preferred stock will be freely tradable.

--------------------------------------------------------------------------------

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

CONVERTIBLE PREFERRED STOCK.

    Our Series B preferred stock, is comprised of an aggregate of 150 originally issued shares, is convertible at the option of the holder, into shares of our common stock. The conversion price is based upon the Market Price of our common stock, as defined in the certificate of designation, and is subject to a floor conversion price of $0.10 per share and a maximum conversion price of $0.40 per share. The conversion price will be subject to further adjustment to Market Price and certain other antidilution provisions. Through June 30, 2002, the holder of the Series B Preferred stock has converted 60 shares of Series B Preferred stock with a Liquidation Preference of $600,000 into 3,039,089 shares of our common stock at a conversion rate of $0.1975 per share. Using the conversion price at June 30, 2002, the remaining 90 shares of Series B Preferred, upon conversion, would require us to issue approximately 7.5 million shares of our common stock.

    Our Series C preferred stock, is comprised of an aggregate of 700 originally issued shares, is convertible at the option of the holder, into shares of our common stock. The conversion price is based upon the Market Price of our common stock, as defined in the certificate of designation, and is subject to a floor conversion price of $0.12 per share and a maximum conversion price of $0.40 per share. The conversion price will be subject to further adjustment to Market Price and certain other antidilution provisions. Using the conversion price at June 30, 2002, the outstanding shares of Series C Preferred, upon conversion, would require us to issue approximately 44.1 million shares of our common stock.


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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    At the Company's Annual Meeting of Stockholders for fiscal year 2001 held on June 4, 2002, the following votes were reported:

        1. For the election to the Board of Directors of Jerry W. Walker, 74,809,179 shares were voted in favor and 630,888 shares against.

        2. For the re-election to the Board of Directors of Jimmy M. Wright, 74,806,706 shares were voted in favor and 633,361 shares were voted against.

        3. To amend the Articles of Incorporation of the Company to authorize an additional 150,000,000 shares of common stock, 73,445,619 shares were voted in favor, 1,863,219 shares were voted against, and 131,229 shares abstained.

        4. To ratify the appointment of KPMG LLP to serve as independent auditors of the Company for the fiscal year ending December 31, 2002, 75,093,797 shares were voted in favor, 230,926 shares were voted against, and 115,344 shares abstained.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

    The following instruments are included as exhibits to the report. Exhibits incorporated by reference are so indicated.


      EXHIBIT
       NUMBER                           DESCRIPTION
      -------                           -----------

        10.1                CERTIFICATIONS OF PRINCIPAL EXECUTIVE OFFICER AND
                            CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C.
                            SECTION 1350

        10.2                SEPARATION AGREEMENT

        10.3                SEPARATION AND CONSULTING AGREEMENT

        10.4                TERMINATION OF EXECUTIVE SECURITY AGREEMENT

        10.5                AMENDMENT TO EMPLOYMENT AGREEMENT AND TERMINATION
                            OF EXECUTIVE SECURITY AGREEMENT

        10.6                SEPARATION AGREEMENT


(b) Reports on Form 8-K.

    The Registrant filed a Current Report on Form 8-K, dated June 10, 2002, reporting pursuant to Item 5 of such Form that we successfully concluded negotiations to terminate a lease agreement for its previous headquarters located in Edmond, Oklahoma and confirming it has continued the retention of H.
C. Wainwright & Co., Inc., to provide financial advisory services in connection with the Company's continuing financial and strategic initiatives with the intention of maximizing stockholder value

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            THE VIALINK COMPANY
                                                (Registrant)

                                   By:        /s/ WARREN D. JONES
                                               ------------------
                                                Warren D. Jones
                                            Chief Executive Officer
Date: August 13, 2002

                                   By:        /s/ BRIAN M. CARTER
                                              -------------------
                                                 Brian M. Carter
                                      Vice President, Chief Financial Officer
                                    (principal financial and accounting officer)
Date: August 13, 2002

                                  EXHIBIT INDEX


      EXHIBIT
      NUMBER                               DESCRIPTION
      -------                              -----------

        10.1               CERTIFICATIONS OF PRINCIPAL EXECUTIVE OFFICER AND
                           CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION
                           1350

        10.2               SEPARATION AGREEMENT

        10.3               SEPARATION AND CONSULTING AGREEMENT

        10.4               TERMINATION OF EXECUTIVE SECURITY AGREEMENT

        10.5               AMENDMENT TO EMPLOYMENT AGREEMENT AND TERMINATION
                           OF EXECUTIVE SECURITY AGREEMENT

        10.6               SEPARATION AGREEMENT