Form 10QSB
period 2002-09-30
VIALINK CO
filed 2002-11-12
CIK 1017137

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes [X] No [ ]

         As of November 8, 2002, the issuer had 157,297,775 outstanding shares of Common Stock.


================================================================================

                         PART 1 -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               THE VIALINK COMPANY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    DECEMBER 31, 2001 AND SEPTEMBER 30, 2002


                                                                                                  DECEMBER 31,    SEPTEMBER 30,
                                                                                                      2001            2002
                                                                                                  ------------    ------------
                                                                                                                   (UNAUDITED)

                              ASSETS
 Current assets:
   Cash and cash equivalents ..................................................................   $  2,702,782    $  2,155,699
   Accounts receivable -- trade, net of allowance for
      doubtful accounts of $100,000 and $121,000, respectively ................................        798,379         806,810
   Prepaid expenses and other current assets ..................................................        463,752          63,891
                                                                                                  ------------    ------------
           Total current assets ...............................................................      3,964,913       3,026,400
 Furniture, equipment and leasehold improvements, net .........................................      1,450,387       1,054,471
 Software development costs, net ..............................................................        996,942         557,184
 Other assets .................................................................................         86,464          86,464
                                                                                                  ------------    ------------
           Total assets .......................................................................   $  6,498,706    $  4,724,519
                                                                                                  ============    ============

      LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
                  STOCKHOLDERS' EQUITY (DEFICIT)

 Current liabilities:
   Accounts payable and accrued liabilities ...................................................   $  5,611,357    $  1,562,722
   Deferred revenues ..........................................................................        273,405          60,126
   Capital lease obligation, current portion ..................................................             --         114,973
                                                                                                  ------------    ------------
           Total current liabilities ..........................................................      5,884,762       1,737,821
                                                                                                  ------------    ------------
   Capital lease obligation, long-term ........................................................             --         298,633
                                                                                                  ------------    ------------
           Total liabilities ..................................................................      5,884,762       2,036,454

 Redeemable convertible preferred stock (Note 6):
   Series B Preferred stock, $.001 par value; 10,000,000 shares
     authorized; 90 shares issued and outstanding..............................................        907,841              --

   Series C Preferred stock, $.001 par value; 10,000,000 shares
     authorized; 300 shares issued and outstanding.............................................      3,000,000              --


 Stockholders' equity (deficit):
   Common stock, $.001 par value; 300,000,000 shares authorized; 67,076,838
     and 157,297,775 shares issued and outstanding, respectively...............................         67,077         157,297

   Series D Preferred stock, $.001 par value; 10,000,000 shares
     authorized; 799 shares issued and outstanding.............................................             --       9,584,850

   Additional paid-in capital .................................................................     73,835,260      76,565,505
   Accumulated deficit ........................................................................    (77,196,234)    (83,619,587)
                                                                                                  ------------    ------------
           Total stockholders' equity (deficit) ...............................................     (3,293,897)      2,688,065
                                                                                                  ------------    ------------
           Total liabilities, redeemable convertible preferred
             stock and stockholders' equity (deficit)..........................................   $  6,498,706    $  4,724,519
                                                                                                  ============    ============


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                               THE VIALINK COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2002
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED            NINE MONTHS ENDED
                                                           SEPTEMBER 30,                SEPTEMBER 30,
                                                  ----------------------------    ----------------------------
                                                       2001            2002            2001            2002
                                                  ------------    ------------    ------------    ------------

Revenues .....................................   $    744,939    $  1,114,951    $  2,701,914    $  3,179,124
Operating expenses:
  Customer operations ........................      1,206,791       1,147,181       6,341,893       4,030,384
  Development ................................      1,071,713         543,230       3,985,076       1,682,323
  Selling and marketing ......................      1,395,203         593,289       6,154,345       1,819,963
  General and administrative .................      2,628,790       1,572,640       5,735,262       2,729,136
  Depreciation and amortization ..............        381,968         289,014       1,183,412         969,488
                                                 ------------    ------------    ------------    ------------
          Total operating expenses ...........      6,684,465       4,145,354      23,399,988      11,231,294
                                                 ------------    ------------    ------------    ------------
Loss from operations .........................     (5,939,526)     (3,030,403)    (20,698,074)     (8,052,170)
Interest expense, net ........................        (71,837)             --        (349,704)             --
                                                 ------------    ------------    ------------    ------------
Net loss, before extraordinary item ..........     (6,011,363)     (3,030,403)    (21,047,778)     (8,052,170)

  Extraordinary gain on extinguishment of
     debt with Hewlett-Packard ...............             --       1,628,817              --       1,628,817

  Extraordinary loss on modification of
     debt with Hewlett-Packard ...............             --              --      (2,927,773)             --
                                                 ------------    ------------    ------------    ------------
Net loss .....................................     (6,011,363)     (1,401,586)    (23,975,551)     (6,423,353)
  Dividends on preferred stock:
   Value of warrants and beneficial conversion             --      (6,388,934)    (12,779,250)     (9,599,655)
   Stated dividend at 6% .....................       (147,461)        (13,315)       (401,315)        (39,945)
                                                 ------------    ------------    ------------    ------------
Net loss applicable to common stock ..........   $ (6,158,824)   $ (7,803,835)   $(37,156,116)   $(16,062,953)
                                                 ============    ============    ============    ============
Net loss applicable to common stock
  per common share --
    Basic and diluted ........................   $      (0.21)   $      (0.08)   $      (1.44)   $      (0.19)
                                                 ============    ============    ============    ============
Weighted average common shares outstanding --
    Basic and diluted ........................     29,411,463      99,669,943      25,760,477      84,672,567
                                                 ============    ============    ============    ============



         The accompanying notes are an integral part of these condensed consolidated financial statements.

                               THE VIALINK COMPANY

       CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                                   (UNAUDITED)

                                                  SERIES D PREFERRED STOCK              COMMON STOCK             ADDITIONAL
                                                ----------------------------    ----------------------------      PAID-IN
                                                   SHARES         AMOUNTS          SHARES          AMOUNTS        CAPITAL
                                                ------------    ------------    ------------    ------------    ------------
Balance, December 31, 2001 ..................             --    $         --      67,076,838         $67,077    $ 73,835,260

 Exercise of stock options and warrants .....                                     11,767,988          11,768         499,121

 Stock issued under employee
  stock purchase and option  plans ..........                                      2,997,637           2,997         442,272

 Restricted stock issued to employees .......                                      7,828,417           7,828         696,730

 Stock issued to Hewlett Packard ............                                      2,000,000           2,000          78,000

 Beneficial conversion feature of Series
  C Preferred Stock issued ..................                                                                      1,299,108

 Value assigned to warrants issued and
  modified in connection with the
  issuance of Series C Preferred Stock ......                                                                      1,911,613

 Value assigned to warrants and common
  shares issued connection with the
  issuance of Series D Preferred Stock ......                                     39,936,877          39,937       3,380,906

 Offering and registration costs ............                                      1,825,455           1,825        (548,532)

 Issuance of Series D Preferred Stock:
  Exchange of Series B and Series C
  Preferred Stock ...........................            513       3,195,916                                       2,777,826

 Dividends on Preferred Stock:
  Value attributed to Beneficial
  conversion feature, shares and
  warrants:    Series C .....................                                                                     (3,210,721)
               Series D .....................            286       6,388,934                                      (6,388,934)

    Stated dividend at 6% ...................                                                                        (39,945)

 Dividends on Preferred Stock paid
  with Common stock .........................                                      7,872,583           7,873          (7,873)

 Series C Preferred Stock conversion
  Into Common stock .........................                                     15,991,980          15,992       1,840,674

 Net loss ...................................
                                                ------------    ------------    ------------    ------------    ------------
 Balance, September 30, 2002 ................            799    $  9,584,850     157,297,775    $    157,297    $ 76,565,505
                                                ============    ============    ============    ============    ============

                                                  ACCUMULATED
                                                    (DEFICIT)          TOTAL
                                                  ------------     ------------
Balance, December 31, 2001 ..................     $(77,196,234)    $ (3,293,897)

 Exercise of stock options and warrants .....                           510,889

 Stock issued under employee
  stock purchase and option  plans ..........                           445,269

 Restricted stock issued to employees .......                           704,558

 Stock issued to Hewlett Packard ............                            80,000

 Beneficial conversion feature of Series
  C Preferred Stock issued ..................                         1,299,108

 Value assigned to warrants issued and
  modified in connection with the
  issuance of Series C Preferred Stock ......                         1,911,613

 Value assigned to warrants and common
  shares issued connection with the
  issuance of Series D Preferred Stock ......                         3,420,843

 Offering and registration costs ............                          (546,707)

 Issuance of Series D Preferred Stock:
  Exchange of Series B and Series C
  Preferred Stock ...........................                         5,973,742

 Dividends on Preferred Stock:
  Value attributed to Beneficial
  conversion feature, shares and
  warrants:    Series C .....................                        (3,210,721)
               Series D .....................                                --

    Stated dividend at 6% ...................                           (39,945)

 Dividends on Preferred Stock paid
  with Common stock .........................                                --

 Series C Preferred Stock conversion
  Into Common stock .........................                         1,856,666

 Net loss ...................................       (6,423,353)      (6,423,353)
                                                  ------------     ------------
 Balance, September 30, 2002 ................     $(83,619,587)    $  2,688,065
                                                  ============     ============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                               THE VIALINK COMPANY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2002
                                   (UNAUDITED)

                                                             2001              2002
                                                          ------------      ------------
Cash flows from operating activities:
  Net loss ..........................................     $(23,975,551)     $ (6,423,353)
  Adjustments to reconcile net loss to net cash used
    in operating activities:
     Depreciation and amortization ..................        1,655,075         1,409,245
     Non-cash stock compensation ....................          627,895           704,558
     Non-cash service costs for warrants and options
       issued to service providers ..................        1,025,623                --
     Non-cash interest expense on convertible debt ..          471,555                --
     Non-cash extraordinary loss on modification
       of debt with Hewlett-Packard .................        2,927,773                --
     Non-cash extraordinary gain on extinguishment
       of debt with Hewlett-Packard .................               --        (1,628,817)
     Non-cash termination of lease obligation .......               --          (391,000)
     Increase (decrease) in cash for changes in:
       Accounts receivable, net .....................         (416,196)            6,582
       Prepaid expenses and other assets ............          428,327           384,848
       Accounts payable and accrued liabilities .....        1,851,868        (1,503,549)
       Deferred revenue .............................          141,474          (213,279)
                                                          ------------      ------------
          Net cash used in operating activities .....      (15,262,157)       (7,654,765)
                                                          ------------      ------------
Cash flows from investing activities:
  Capital expenditures ..............................         (479,351)         (159,965)
                                                          ------------      ------------
          Net cash used in investing activities .....         (479,351)         (159,965)
                                                          ------------      ------------
Cash flows from financing activities:
  Proceeds from issuance of  Preferred Stock ........       12,779,250         7,303,465
  Proceeds from exercise of stock options, warrants
    and stock purchase plans ........................          628,349           510,889
  Proceeds from issuance of  common stock, net of
    expenses.........................................        1,196,032                --
  Payments of offering and registration costs .......       (1,642,164)         (546,707)
                                                          ------------      ------------
          Net cash provided by financing activities .       12,961,467         7,267,647
                                                          ------------      ------------
Net increase (decrease) in cash and cash equivalents        (2,780,041)         (547,083)
Cash and cash equivalents, beginning of period ......        2,980,600         2,702,782
                                                          ------------      ------------
Cash and cash equivalents, end of period ............     $    200,559      $  2,155,699
                                                          ============      ============
Supplemental schedule of non-cash activities:
  Conversion of capital lease into operating lease ..     $    134,163      $         --
                                                          ============      ============
  Assets acquired under capital lease ...............     $         --      $    413,606
                                                          ============      ============
  Dividend payable on Preferred Stock ...............     $    401,315      $     39,945
                                                          ============      ============
  Dividends on Preferred Stock paid with common stock     $    170,999      $         --
                                                          ============      ============
  Vendors and severance paid with common stock ......     $         --      $    445,269
                                                          ============      ============
  Conversion of notes payable into common stock .....     $  3,807,813      $         --
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

    We reported a substantial loss from operations for the fiscal years ended December 31, 1999, 2000 and 2001, and we expect to incur losses for the remainder of the fiscal year ending December 31, 2002. The extent of these losses will depend primarily on the amount of revenues generated from implementations of and subscriptions to our viaLink services, which have not yet achieved significant market acceptance or market penetration and the amount of expenses incurred in generating these revenues. In order to achieve market penetration and acceptance we expect to continue our expenditures for development of our viaLink services. These expenses have substantially exceeded our revenues.

    We believe that our cash, cash equivalents and the expected proceeds from the second closing of our sale of Series D preferred stock will be sufficient to meet our near term cash flow needs. However, we may need to raise additional capital if (a) we are unable to maintain our projected level of spending, (b) we are unable to manage our working capital requirements or (c) we experience a lack of revenue growth due to delayed or less than expected market acceptance of our viaLink services. If we are required to raise additional capital there can be no assurance as to whether, when or the terms upon which any such capital may be obtained. Any failure to obtain an adequate and timely amount of capital on commercially reasonable terms could have a material adverse effect on our business, financial condition and results of operations, including our viability as an enterprise

    We have an accumulated deficit of $83.6 million as of September 30, 2002. We have historically funded operations with the proceeds from the sale of preferred and common stock. We have not generated positive cash flows from operations in 1999, 2000 and 2001 and do not expect to generate positive cash flows from operations through 2002. These factors raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

    Operating results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2002.


3. RECONCILIATION FOR BASIC AND DILUTED EARNINGS PER SHARE ("EPS")

    A reconciliation of the numerators and the denominators used in the calculation of earnings (loss) applicable to common stock per share is as follows for the three and nine month periods ended September 30:

                                                   THREE MONTHS ENDED            NINE MONTHS ENDED
                                                     SEPTEMBER 30,:                SEPTEMBER 30,:
                                            ----------------------------    ----------------------------
                                                2001            2002            2001            2002
                                            ------------    ------------    ------------    ------------
Basic:
  Net loss applicable to common stock ...   $ (6,158,824)   $ (7,803,835)   $(37,156,116)   $(16,062,953)
  Weighted average common shares
   outstanding ..........................     29,411,463      99,669,943      25,760,477      84,672,567
                                            ------------    ------------    ------------    ------------

Net Loss per common share ...............   $      (0.21)   $      (0.08)   $      (1.44)   $      (0.19)
                                            ============    ============    ============    ============
Diluted:
  Net loss applicable to common stock ...   $ (6,158,824)   $ (7,803,835)   $(37,156,116)   $(16,062,953)
  Weighted average common shares
   outstanding...........................     29,411,463      99,669,943      25,760,477      84,672,567
                                            ------------    ------------    ------------    ------------
  Add: Net effect of dilutive potential
   shares ...............................             --              --              --              --
                                            ------------    ------------    ------------    ------------
                                              29,411,463      99,669,943      25,760,477      84,672,567
                                            ------------    ------------    ------------    ------------
  Net Loss per share applicable to common
   stock ................................   $      (0.21)   $      (0.08)   $      (1.44)   $      (0.19)
                                            ============    ============    ============    ============

    For the nine months ended September 30, 2002, options to purchase 15,399,430 shares at a weighted average exercise price of $3.03, 79,873,750 shares of common stock to be issued upon the conversion of our Series D Preferred Stock at an effective conversion price of $0.12 per share, and warrants to purchase common shares at exercise prices in the following table were outstanding, but were not included in the computation of diluted earnings per share because the effect of these outstanding options, stock issuable upon conversion of Preferred Stock and warrants would be antidilutive.


                             UNDERLYING COMMON SHARES           EXERCISE PRICE
                             ------------------------           --------------

                                     500,000                      $    0.15
                                     224,500                           0.16
                                     559,000                           0.30
                                   3,208,005                           0.40
                                      40,000                           1.50
                                      59,029                          10.16
                                      43,164                          29.19
                                       3,943                          31.23
                                  ----------
                                   4,637,641
                                  ==========

    For the nine months ended September 30, 2001, options to purchase 13,484,338 shares at a weighted average exercise price of $5.62, 2,176,000 shares of common stock to be issued upon the conversion of the note issued to Hewlett-Packard, 7,534,000 shares of common stock to be issued upon the remaining conversion of our Series A

Preferred Stock at an effective conversion price of $0.9625 per share and warrants to purchase common shares at exercise prices in the following table were outstanding, but were not included in the computation of diluted earnings per share because the effect of these outstanding options, stock issuable upon conversion of debt and Preferred Stock and warrants would be antidilutive.


                    UNDERLYING COMMON SHARES           EXERCISE PRICE
                    ------------------------           --------------

                           40,000                      $    1.50
                          464,700                           2.75
                           66,667                           3.00
                        5,769,358                           3.75
                          883,391                           5.66
                           50,029                          10.16
                           43,164                          29.19
                            3,943                          31.23


4.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

    Accounts payable and accrued expenses at December 31, 2001 and September 30, 2002 consisted of the following:

                                                     DECEMBER 31,     SEPTEMBER 30,
                                                        2001              2002
                                                    -------------     -------------

Accounts payable ..............................     $   1,223,577     $     455,959
Accrued employee compensation .................           844,372           751,611
Accrued lease, services and other,
  Hewlett-Packard..............................           680,854                --
Accrued lease termination expenses, real estate           591,940                --
Accrued lease termination expenses,
  Hewlett-Packard..............................         1,798,000                --
Other accrued expenses ........................           472,614           355,152
                                                    -------------     -------------
Total accounts payable and accrued liabilities      $   5,611,357     $   1,562,722
                                                    =============     =============

5.  INCOME TAXES

    We are required to record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax asset depends on our ability to generate sufficient taxable income in the future. We have recognized a full valuation allowance for the amount of net deferred tax assets at December 31, 2001 and September 30, 2002 since the Company resembles a development stage company and has no history of profitability.

6.  REDEEMABLE CONVERTIBLE PREFERRED STOCK

    On March 25, 2002 we filed a prospectus supplement, pursuant to which, we offered 400 Shares of our Series C Convertible Preferred Stock and Warrants to purchase 2,166,672 shares of our common stock to SDS Merchant Fund, L.P. and other purchasers representing the second closing under our purchase agreement entered into on December 28, 2001. We completed this sale of Series C Convertible Preferred Stock on March 26, 2002. The Series C Convertible Preferred Stock, par value $.001 per share, was convertible into shares of our common stock in the manner, and upon the terms, provisions and conditions set forth in the Certificate of Designation of the Preferred Stock. The conversion price of the Series C Convertible Preferred Stock was subject to certain adjustments under the terms of the Certificate of Designation. The proceeds of $4.0 million from issuance of the Series C Convertible Participating Preferred Stock and Warrant issued was allocated to each instrument based on their relative fair values. Additionally, the Series C Convertible Preferred Stock included a beneficial conversion ratio at the issuance date. The fair value of the Warrants and the intrinsic value of the beneficial conversion ratio has been deemed a dividend to holders of the Preferred Stock and considered a non-cash dividend to the Series C Convertible Preferred Stock shareholders recorded during the first quarter of 2002 and has been included in the determination of net loss applicable to common stock for the nine months ended September 30, 2002.

    On September 30, 2002, all outstanding shares of Series B and Series C Preferred Stock and accumulated, unpaid dividends were exchanged for 513 shares of our Series D Preferred Stock with a face value of $6,150,000.

Additionally, in accordance with the Purchase Agreement, the holders of the Series B and Series C Preferred Stock were issued warrants to purchase 25.6 million shares of common stock which were exercised immediately at a nominal exercise price of $0.001.

7.  SERIES D CONVERTIBLE PREFERRED STOCK

    On September 30, 2002 we completed the first of two closings for the sale of $4.5 million of Series D Convertible Preferred Stock to SDS Merchant Fund, L.P. and other purchasers. The first closing resulted in proceeds of $3,434,850 and the issuance of 286 shares of Series D Preferred Shares. Each share of Series D Convertible Preferred Stock has a face value of $12,000 and is convertible into our Common stock at $0.12 per share. At the time of the first closing all outstanding shares of Series B and Series C Redeemable Convertible Preferred Stock and accumulated, unpaid dividends were exchanged for 513 shares of our Series D Convertible Preferred Stock with a face value of $6,150,000.

    Additionally, in accordance with the Purchase Agreement, we issued warrants to purchase 50,000 shares of our common stock for each share of Series D Convertible Preferred Stock issued including the issuance of warrants to purchase 25.6 million common shares to holders of the Series B and Series C Preferred Stock. On September 30, 2002, we issued warrants to purchase a total
39.9 million shares of common stock which were exercised immediately at a nominal exercise price of $0.001.

     The Series D Convertible Preferred Stock, par value $.001 per share, is convertible into shares of our common stock in the manner, and upon the terms, provisions and conditions set forth in the Certificate of Designation of the Preferred Stock. The conversion price of the Series D Convertible Preferred Stock is subject to certain adjustments under the terms of the Certificate of Designation. The proceeds from issuance of the Series D Convertible Preferred Stock and Warrant issued and the fair value of the warrants issued to the holders of the Series B and Series C Preferred Stock has been allocated to each instrument based on their relative fair values. Additionally, the Series D Convertible Preferred Stock includes a beneficial conversion ratio at the issuance date. The fair value of the Warrants and the intrinsic value of the beneficial conversion ratio has been deemed a dividend to holders of the Preferred Stock and considered a non-cash dividend to the Series D Convertible Preferred Stock shareholders recorded during the third quarter of 2002 and has been included in the determination of net loss applicable to common stock for the three and nine months ended September 30, 2002.

    The second closing of approximately 112 shares of Series D Convertible Preferred Stock is contingent upon the effectiveness of the registration statement covering the underlying common shares. The second closing is expected to yield proceeds to the company of approximately $1.26 million.

8.  TRANSACTIONS WITH HEWLETT-PACKARD

    In November 2001, we entered into a lease let-out agreement with Hewlett-Packard which provides for our continued obligation for certain assets leased from Hewlett-Packard under operating leases. These assets were not being used by the Company. The total lease obligation of $1.8 million was accrued at December 31, 2001. During September 2002, we entered into a Second Global Amendment Agreement with Hewlett-Packard. Under this agreement, we agreed to pay Hewlett-Packard $350,000 and to issue to Hewlett-Packard 2.0 million shares of our common stock in exchange for forgiveness of approximately $2.1 million representing all amounts outstanding, including the lease let-out entered into in 2001. This agreement resulted in recording an extraordinary gain of $1.6 million for the extinguishment of debt recorded for the three and nine month periods ended September 30, 2002. The gain represents the outstanding amounts less the cash paid and the fair value of the common shares issued. Additionally, we modified the payment terms under an existing lease for equipment under lease which is recorded as a capital lease at September 30, 2002. The modified terms require payments totaling $480,000 over a period of 24 months.

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

RESULTS OF OPERATIONS

    Comparison of Third Quarter 2001 ("2001") to Third Quarter 2002 ("2002")

    Revenues. Our revenues are comprised of revenues for subscriptions to our services and implementation revenues. The following table sets forth for the periods indicated the components of revenue included in our consolidated statements of operations:


                                           2001           2002
                                        ----------     ----------
Revenues:
  Subscription ......................   $  415,685     $  739,470
  Implementation.....................      329,254        375,481
                                        ----------     ----------
  Total revenues.....................   $  744,939     $1,114,951
                                        ==========     ==========



    Subscription revenues have increased 78% from 2001 to 2002. This increase is due to increases in the number of subscribers to our services and increases in our subscription rates. Subscription revenue growth is dependent upon the number of subscribers to our services and how many trading partners with which they are exchanging data ("connections"). Continued growth is dependent upon increasing the number of connections between our existing customers and adding new customers. The rate at which the connections increase can vary significantly from customer to customer depending upon each customer's deployment strategies. Historically, our retailer customers have been able to better assist us in increasing the number of connections. During 2001, we signed agreements with Winn Dixie, Meijer, and Target Stores. During 2002, we signed an agreement with Exxon-Mobil, expanded our relationship with Target and we have signed 5 other retailers. Each of these retailers has increased or is expected to increase the number of connections with our supplier customers when comparing 2002 to 2001. As we add additional retailer customers we expect continued increases in the number of supplier customers purchasing implementation and subscription services. Our current pricing for retailers ranges from $25 per supplier per month for a small retailer and a flat rate of up to $30,000 per month for the largest retailers. Our pricing for suppliers ranges from $25 up to $5,000 per retailer connection per month. Our implementation revenues increased from 2001 to 2002 due to a increase in the number of implementations completed during each quarter. However, we have been able to decrease the implementation services required for each customer which is resulting in decreased implementation revenues per customer. This decrease in services required for each customer lowers the initial costs for the customer and is resulting in increased numbers of customers purchasing our services and also accelerates the opportunity for subscription revenues.

    Customer Operations. Customer operations expense consists of personnel costs associated with implementation, consulting and other services and costs of operating, maintaining and accessing our technical operations and hosting facilities. Customer operations expense also includes the cost of providing support and maintenance to customers. Our customer operations expense decreased from $1.2 million in 2001 to $1.1 million in 2002. This decrease is due primarily to decreased personnel and contract labor costs from our cost reduction efforts in late 2001 offset in part by increases in expenses from our operations platform at Hewlett-Packard. Our customer operations team consisted of 21 people at September 30, 2002. The costs for our operating platform are generally fixed and represent the operating capacity necessary for expected growth through 2002 and 2003. We expect customer operations expenses to increase only in response to increased demand for our implementation and customer support services.

    Development. Development expense includes personnel and contract labor costs and professional fees incurred for product development, enhancements, upgrades, quality assurance and testing. Our development expenses decreased from $1.1 million in 2001 to $0.5 million in 2002. This decrease is due to decreased use of service providers to provide development resources and decreases in personnel costs. Our development team consisted of 9 people at September 30, 2002. We are continuously undertaking various projects to expand the functionality of our services and we expect the continuance of these expenses for the foreseeable future.

    Selling and Marketing. Selling and marketing expense consists primarily of personnel costs, travel, promotional events, including trade shows, seminars and technical conferences, advertising and public relations programs. Selling and marketing expense decreased from $1.4 million in 2001 to $0.6 million in 2002. During 2001, we incurred $0.3 million in advertising, promotion and professional fees to increase the awareness of our viaLink services including the design and production of sales collateral, media insertion costs and participation in industry trade shows. During 2002, we incurred less than $0.1 million in advertising, promotion and professional fees to promote our services. Our sales and marketing team included 14 people at September 30, 2002.

    General and Administrative (G&A). G&A expense consists primarily of the personnel and other costs of the finance, human resources, administrative and executive departments and the fees and expenses associated with legal, accounting and other services. G&A expense decreased from $2.6 million in 2001 to $1.6 million in 2002. This decrease in G&A expense is attributable to a decrease of $0.2 million in employee compensation from 2001 to 2002 and decreases in substantially all types of expenses as part of our cost reduction efforts. G&A expense for 2001 includes $1.2 million in expenses recorded in connection with our office closure and certain severance agreements with employees that were terminated. G&A expense for 2002 includes $0.7 million in non-cash stock compensation expense recorded for shares issued to terminate employment agreements and $0.3 million for certain severance agreements with employees that were terminated.

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

    Extraordinary gain on extinguishment of debt with Hewlett-Packard. During September 2002, we entered into a Second Global Amendment Agreement with Hewlett-Packard under which we agreed to pay Hewlett-Packard $350,000 and to issue to Hewlett-Packard 2.0 million shares of our common stock in exchange for forgiveness of approximately $2.1 million representing all amounts outstanding, current and deferred, under certain equipment leases. This agreement resulted in recording an extraordinary gain of $1.6 million for the extinguishment of debt recorded for the three and nine month periods ended September 30, 2002. The gain represents the outstanding amounts less the cash paid and the fair value of the common shares issued.

    Dividends on Preferred Stock. Dividends on Preferred Stock includes the allocation of the proceeds received to the warrants issued and beneficial conversion features of our Preferred Stock issued during the respective periods. During 2001, $2.1 million was recorded with the issuance of our Series A Preferred Stock. During 2002, $6.4 million was recorded with the issuance of our Series D Convertible Preferred Stock. Additionally, stated dividends were accrued from each date of issuance through conversion on the Series B Preferred Stock. The Series C Preferred Stock did not provide for stated dividends. The Series D Convertible Preferred Stock accrues dividends at 8% per annum and increases to 12% on January 1, 2004.

    Comparison of the Nine Months Ended September 30, 2001 ("2001") to the Nine Months Ended September 30, 2002 ("2002")

    Revenues. Our revenues are comprised of revenues for subscriptions to our services and implementation revenues. The following table sets forth for the periods indicated the components of revenue included in our consolidated statements of operations:


                                           2001             2002
                                       ------------     ------------
Revenues:
  Subscription......................   $    870,578     $  2,074,815
  Implementation....................      1,831,336        1,104,309
                                       ------------     ------------
  Total revenues....................   $  2,701,914     $  3,179,124
                                       ============     ============

    Subscription revenues have increased 138% from 2001 to 2002. This increase is due to increases in the number of subscribers to our services and increases in our subscription rates. Subscription revenue growth is dependent upon the number of subscribers to our services and how many trading partners with which they are exchanging data ("connections"). Continued growth is dependent upon increasing the number of connections between our existing customers and adding new customers. The rate at which the connections increase can vary significantly from customer to customer depending upon each customer's deployment strategies. Historically, our retailer customers have been able to better assist us in increasing the number of connections. Our implementation revenues decreased from 2001 to 2002 due to a decrease in the number of large implementation projects completed during each period, particularly in early 2001. Additionally we have been able to decrease the implementation services required for each customer which is resulting in decreased implementation revenues per customer. The decrease in services required for each customer lowers the initial costs for the customer and is resulting in increased numbers of customers purchasing our services and also accelerates the opportunity for subscription revenues.

    Customer Operations. Customer operations expense consists of personnel costs associated with implementation, consulting and other services and costs of operating, maintaining and accessing our technical operations and hosting facilities. Customer operations expense also includes the cost of providing support and maintenance to customers. Our customer operations expense decreased from $6.3 million in 2001 to $4.0 million in 2002. This decrease is due primarily to decreased personnel and contract labor costs from our cost reduction efforts in late 2001 offset in part by increases in expenses from our operations platform at Hewlett-Packard.

    Development. Development expense includes personnel and contract labor costs and professional fees incurred for product development, enhancements, upgrades, quality assurance and testing. Our development expenses decreased from $4.0 million in 2001 to $1.7 million in 2002. This decrease is due to decreased use of service providers to provide development resources and decreases in personnel costs. Development expense in 2001 includes $0.5 million of non-cash service costs for the amortization of a portion of the fair value of the warrants and options issued to alliance partners and other service providers reflecting the development efforts provided during 2001.

    Selling and Marketing. Selling and marketing expense consists primarily of personnel costs, travel, promotional events, including trade shows, seminars and technical conferences, advertising and public relations programs. Selling and marketing expense decreased from $6.2 million in 2001 to $1.8 million in 2002. During 2001, we incurred $1.8 million in advertising, promotion and professional fees to increase the awareness of our viaLink services including the design and production of sales collateral, media insertion costs and participation in industry trade shows. During 2002, we incurred less than $0.1 million in advertising, promotion and professional fees to promote our services. Additionally, selling and marketing expense includes $0.5 million of non-cash service costs in 2001 for the amortization of a portion of the fair value of the warrants and options issued to alliance partners and other service providers reflecting the selling and marketing efforts provided.

    General and Administrative (G&A). G&A expense consists primarily of the personnel and other costs of the finance, human resources, administrative and executive departments and the fees and expenses associated with legal, accounting and other services. G&A expense decreased from $5.7 million in 2001 to $2.7 million in 2002. This decrease in G&A expense is attributable to several factors: a) decrease of $0.5 million in employee compensation from 2001 to 2002;
b) decrease of $0.2 million in legal and other professional fees; and c) a decrease of $0.6 million in recruiting fees and relocation of our offices from Edmond, Oklahoma to Dallas, Texas. G&A expense for 2001 includes $1.2 million in expenses recorded in connection with our office closure and certain severance agreements with employees that were terminated. G&A expense for 2002 includes $0.7 million in non-cash stock compensation expense recorded for shares issued to terminate employment agreements and $0.3 million for certain severance agreements with employees that were terminated. Additionally, G&A expense for 2002 includes the reversal of $0.4 million of expense recorded in the third quarter of 2001 for the abandonment of our lease for our previous headquarters in Oklahoma City.

    Depreciation and Amortization. Depreciation and amortization expense decreased from $1.2 million in 2001 to $1.0 million in 2002. This decrease reflects the complete depreciation of certain long-lived assets and decreases in capital expenditures in 2001 and 2002.

    Interest Expense, Net. Interest expense, net, of approximately $0.3 million in 2001 represents interest accrued on the unpaid portion of our convertible note with Hewlett-Packard. The note payable was extinguished in November 2001.

    Extraordinary gain on extinguishment of debt with Hewlett-Packard. During September 2002, we entered into a Second Global Amendment Agreement with Hewlett-Packard under which we agreed to pay Hewlett-Packard $350,000 and to issue to Hewlett-Packard 2.0 million shares of our common stock in exchange for forgiveness of approximately $2.1 million representing all amounts outstanding, current and deferred, under certain equipment leases. This agreement resulted in recording an extraordinary gain of $1.6 million for the extinguishment of debt recorded for the three and nine month periods ended September 30, 2002. The gain represents the outstanding amounts less the cash paid and the fair value of the common shares issued.

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

    Dividends on Preferred Stock. Dividends on Preferred Stock includes the allocation of the proceeds received to the warrants issued and beneficial conversion features of our Preferred Stock issued during the respective periods. During 2001, $12.8 million was recorded with the issuance of our Series A Preferred Stock. During 2002, $3.2 million was recorded with the issuance of $4.0 million of our Series C Preferred Stock and $6.4 million was recorded with the issuance of our Series D Convertible Preferred Stock. Additionally, stated dividends were accrued from each date of issuance through conversion on the Series A and Series B Preferred Stock. Dividends accrued on the Series A Preferred Stock were paid in-kind with common shares at the time of conversion during 2001. Dividends were accrued on the Series B Preferred stock through conversion on September 30, 2002. The Series C Preferred Stock did not provide for stated dividends. The Series D Convertible Preferred Stock accrues dividends at 8% per annum and increases to 12% on January 1, 2004.

LIQUIDITY AND CAPITAL RESOURCES

    Our principal potential sources of liquidity are cash on hand, cash generated from operations and cash provided from financing activities. As of September 30, 2002, we had cash and cash equivalents of $2.2 million.

    During the nine months ended September 30, 2002, we used $7.7 million in operating activities compared to using $15.3 million during the nine months ended September 30, 2001. Cash used in operating activities during 2002 reflects a net loss of $6.4 million. Cash used in operating activities also reflects $1.4 million of depreciation and amortization, $0.7 million of non-cash stock compensation, $1.6 million for the non-cash extraordinary gain on extinguishment of debt, $0.4 million for the non-cash termination of lease obligation and a $1.3 million in cash used in other working capital changes.

    During the nine months ended September 30, 2002, we used approximately $0.2 million in investing activities reflecting capital expenditures compared to capital expenditures of approximately $0.5 million in 2001.

    During the nine months ended September 30, 2002, financing activities provided net cash of $7.3 million, primarily the result of the issuance of 400 shares of Series C Preferred Stock, 799 shares of Series D Convertible Preferred stock and 11.8 million shares of our common stock for warrants exercised, less offering and registration costs of $0.5 million.

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

    During the third quarter and into the fourth quarter of 2002, the company has taken and continues to take additional measures to reduce its cost structure. The reductions have included reductions at the executive level, negotiations with significant vendors and other expense reductions including travel, administrative and vendor service costs. As a result of these changes, the gross cash operating expenses have decreased to approximately $0.8 million per month (excluding non-cash items) for the fourth quarter of 2002 and into early 2003.

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

    Our independent auditors have issued their Independent Auditors' Report on the Company's consolidated financial statements for the fiscal year ended December 31, 2001 with an explanatory paragraph regarding the Company's ability to continue as a going concern. We have generated net losses for the years ended December 31, 1999, 2000 and 2001 and have generated an accumulated deficit of $83.6 million as of September 30, 2002. We have incurred operating losses and negative cash flow in the past and expect to incur operating losses and negative cash flow for the remainder of 2002. During the second quarter of 2001 we began to experience delays in signing small supplier customers which were an important component of our expected implementation revenues for the second quarter of 2001 and these delays have continued into 2002. These efforts are a part of our retailer 'community development' activities. We continue to pursue sales efforts with the small suppliers and still believe that they will become subscribers to our services. Due to these delays, we have focused our sales efforts on larger customers, each of which could have a greater incremental effect on increasing subscription revenues. An increase in the number of larger customers is critical to generating positive cash flow from operations.

    We believe that our cash, cash equivalents and the expected proceeds from the second closing of our sale of Series D preferred stock will be sufficient to meet our cash flow needs through the middle of 2003. However, we may need to raise additional capital if (a) we are unable to maintain our projected level of spending, (b) we are unable to manage our working capital requirements or (c) we experience a lack of revenue growth due to delayed or less than expected market acceptance of our viaLink services. If we are required to raise additional capital there can be no assurance as to whether, when or the terms upon which any such capital may be obtained. Any failure to obtain an adequate and timely amount of capital on commercially reasonable terms could have a material adverse effect on our business, financial condition and results of operations, including our viability as an enterprise


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In September 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also specifies the criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

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

    o Ease of implementation and integration;

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

WE HAVE A HISTORY OF OPERATING LOSSES AND EXPECT FUTURE OPERATING LOSSES.

    We have a history of operating losses, and we expect to incur net losses in 2002. We incurred net losses of approximately $12.6 million in 1999, $39.1 million in 2000 and $24.5 million in 2001. As of September 30, 2002, we had an accumulated deficit of approximately $83.6 million representing the sum of our historical net losses. We continue to expend significant resources to aggressively develop and market our services. While we continue to increase our optimism regarding our prospects, there is a possibility that we may never generate sufficient revenues to achieve or sustain profitability or generate positive cash flow.

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

OUR CUSTOMER BASE IS CONCENTRATED AND OUR SUCCESS DEPENDS IN PART ON OUR ABILITY TO RETAIN EXISTING CUSTOMERS AND SUBSCRIBERS.

    If one or more of our major customers were to substantially reduce or terminate their use of our services, our business, operating results and financial condition would be harmed. In 2001, we derived 33% of our total revenues from our five largest customers. Our largest customer in 2001 accounted for approximately 9% of our total revenues. The amount of our revenues attributable to specific customers is likely to vary from year to year. We do not have long-term contractual commitments with any of our current subscribers, and our subscribers may terminate their contracts with little or no advance notice and without significant penalty. As a result, we cannot be certain that any of our current subscribers will be subscribers in future periods. A subscriber termination would not only result in lost revenue, but also the loss of subscriber references that are necessary for securing future subscribers. During 2002, certain subscribers have terminated their subscription agreements for our services and have resulted in lost revenues from those subscribers. These terminations could result in future terminations of our agreements with other subscribers to our services.

WE ARE DEPENDENT UPON THE OPERATION OF HEWLETT-PACKARD'S DATA CENTER FOR THE TIMELY AND SECURE DELIVERY OF OUR SERVICES.

    We use Hewlett-Packard's data center as the host for our services. We are dependent on our continued relationship with Hewlett-Packard and on their data center for the timely and secure delivery of our services. If Hewlett-Packard's data center fails to meet our expectations in terms of reliability and security, or if Hewlett-Packard, as our largest vendor, withdraws its support, our ability to deliver our services will be seriously harmed, resulting in the potential loss of customers and subscription revenue. Furthermore, if our relationship with Hewlett-Packard were terminated, we would be forced to find another service provider to host our services. Our current service agreement with HP, as extended, expires on May 31, 2003. We are currently negotiating its renewal. We believe we will renew the service agreement upon satisfactory terms and conditions, but if we are unsuccessful we would have to relocate our equipment out of the HP facility in Atlanta into another service provider's facility. While we believe other providers are available to us at comparable prices for comparable services, until we have signed a definitive agreement, either with HP or with an alternative service provider, there will be a risk that we will incur greater cost in obtaining this service.

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

    We started 2001 with 135 full-time employees and 20 contract workers who were engaged on viaLink projects on a full-time basis. As of November 8, 2002, we had 58 full-time employees and no contract workers. Most current full-time employees are being compensated at rates from 10% to 15% less than in 2001, and members of management have foregone bonus payments of up to 50% of base compensation and have reduced compensation from 10% to 40%. At these reduced rates it is unlikely we will be able to retain all current employees and officers.


THE PRICE OF OUR COMMON STOCK MAY DECLINE DUE TO SHARES ELIGIBLE FOR FUTURE
SALE.

    Sales of a substantial number of shares of common stock, or even the potential for such sales, could adversely affect the market price of the common stock and could impair our ability to raise capital through the sale of equity securities. As of November 8, 2002, we had outstanding 157,297,775 shares of common stock. These shares are freely tradable without restriction or further registration under the Securities Act unless purchased by our "affiliates.

    Furthermore, an additional:

    o 4,637,641 shares of common stock are issuable upon the exercise of currently outstanding warrants;

    o 79,874,000 shares of common stock are issuable upon the conversion of currently outstanding preferred stock.

    Substantially all shares issued following the exercise of these options or warrants will be freely tradable. The shares issued following the conversion of the preferred stock will be freely tradable upon completion of the registration of such shares.

-------------------------------------------------------------------------------

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

CONVERTIBLE PREFERRED STOCK.

    Our Series D Convertible Preferred Stock, is comprised of an aggregate of 799 originally issued shares, is convertible at the option of the company, into shares of our common stock. The conversion price is $0.12 per share, however the conversion price is subject to certain antidilution provisions. At September 30, 2002, the outstanding shares of Series D Preferred, upon conversion, would require us to issue 79.9 million shares of our common stock.



-------------------------------------------------------------------------------

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

    On September 30, 2002 we completed the first of two closings for the sale of $4.5 million of our Series D Convertible Preferred Stock to SDS Merchant Fund, L.P. and other purchasers. The first closing resulted in proceeds of $3,434,850 and the issuance of 286 shares of Series D Preferred Shares. Each share of Series D Convertible Preferred Stock has a face value of $12,000 and is convertible into our Common stock at $0.12 per share. At the time of the first closing all outstanding shares of Series B and Series C Redeemable Convertible Preferred Stock and accumulated, unpaid dividends were exchanged for 513 shares of our Series D Convertible Preferred Stock with a face value of $6,150,000.

    Additionally, in accordance with the Purchase Agreement, we issued warrants to purchase 50,000 shares of our common stock for each share of Series D Convertible Preferred Stock issued including the issuance of warrants to purchase 25.6 million common shares to holders of the Series B and Series C Preferred Stock. On September 30, 2002, we issued warrants to purchase a total
39.9 million shares of common stock which were exercised immediately at a nominal exercise price of $0.001.

     The Series D Convertible Preferred Stock, par value $0.001 per share, is convertible into shares of our common stock in the manner, and upon the terms, provisions and conditions set forth in the Certificate of Designation of the Preferred Stock. The conversion price of the Series D Convertible Preferred Stock is subject to certain adjustments under the terms of the Certificate of Designation. The second closing of approximately 112 shares of Series D Convertible Preferred Stock is contingent upon the effectiveness of the registration statement covering the underlying common shares. The second closing is expected to yield proceeds to the company of approximately $1.26 million.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

    The following instruments are included as exhibits to the report. Exhibits incorporated by reference are so indicated.

                 EXHIBIT
                 NUMBER               DESCRIPTION
                ---------    ---------------------------------
                             None.


 (b)     Reports on Form 8-K.

    The Registrant filed a Current Report on Form 8-K, dated August 21, 2002, reporting pursuant to Item 5 of such Form that Robert I. Noe, President of The viaLink Company, is the executive in charge at the company effective August 14, 2002.

    The Registrant filed a Current Report on Form 8-K, dated September 5, 2002, reporting pursuant to Item 5 of such Form that it had completed the negotiation on the terms of its business relationship with its largest vendor. Approximately $2.2 million of liabilities outstanding as of August 31, 2002 to Hewlett-Packard has been negotiated to be forgiven in exchange for $350,000 in cash and the issuance of 2 million common shares. Additionally, the company reported that this agreement includes provisions that immediately reduce its on-going annual operating cash expenses for leased equipment by approximately $900,000.

    The Registrant filed a Current Report on Form 8-K, dated September 11, 2002, reporting pursuant to Item 5 of such Form that in advance of closing anticipated financing, the Company received $1,500,000 from an existing stockholder pursuant to two notes.

    The Registrant filed a Current Report on Form 8-K, dated October 2, 2002, reporting pursuant to Item 5 of such Form the completion of a $4.5 million equity financing through the sale of Series D 8% Convertible Preferred Stock (the "Series D") primarily to existing investors.

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            THE VIALINK COMPANY
                                                (Registrant)

                                        By: /s/ ROBERT I. NOE
                                            ------------------------
                                                Robert I. Noe
                                              President, Principal
                                               Executive Officer

Date: November 11, 2002

                                        By: /s/ BRIAN M. CARTER
                                            ------------------------
                                                Brian M. Carter
                                                 Vice President,
                                             Chief Financial Officer
                                             (principal financial and
                                                accounting officer)
Date: November 11, 2002

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I certify that:

1. I have reviewed this report on Form 10-QSB of The viaLink Company as of, and for, the periods presented in this report;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this report;

4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the Company is made known to us by others, particularly during the periods in which this report is being prepared;

    b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

    c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of our board of directors:

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect our ability to record, process, summarize, and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The Company's other certifying officer and I have indicated in this report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002

By: /s/ ROBERT I. NOE
    --------------------
    Robert I. Noe
    President, Principal Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER


I certify that:

1. I have reviewed this report on Form 10-QSB of The viaLink Company as of, and for, the periods presented in this report;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this report;

4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the Company is made known to us by others, particularly during the periods in which this report is being prepared;

    b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

    c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of our board of directors:

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect our ability to record, process, summarize, and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The Company's other certifying officer and I have indicated in this report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002

By: /s/ BRIAN M. CARTER
    ------------------------
    Brian M. Carter
    Vice President, Chief Financial Officer