Form 10KSB
period 2002-12-31
VIALINK CO
filed 2003-03-31
CIK 1017137

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                       COMMISSION FILE NUMBER: 000-21729

                              THE VIALINK COMPANY
                (Name of Registrant as Specified in its Charter)

                   DELAWARE                                      73-1247666
         (State or Other Jurisdiction                         (I.R.S. Employer
      of Incorporation or Organization)                     Identification No.)
          13155 NOEL ROAD, SUITE 700                               75240
                DALLAS, TEXAS                                    (Zip Code)
   (Address of Principal Executive Offices)

                                 (972) 934-5500
                (Issuer's Telephone Number, Including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:

                                                           NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                            ON WHICH REGISTERED
             -------------------                           ---------------------
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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The issuer's revenues for the fiscal year ending December 31, 2002 were $4,456,247.

     As of December 31, 2002, the last business day of the registrant's most recently completed fiscal year, the aggregate market value of the voting common stock of the registrant held by non-affiliates of the registrant (affiliates for these purposes being Registrant's directors, executive officers and holders of more than 5% of Registrant's common stock on such date) computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity on that date was $26.8 million. As of March 25, 2003, the issuer had 176,663,306 outstanding shares of Common Stock.

     Transitional Small Business Disclosure Format:  Yes [ ]     No [X]

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for issuer's 2002 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-KSB.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

                                    BUSINESS

     We provide subscription-based, business-to-business electronic commerce services that enable companies in the consumer packaged goods and retail industries to efficiently manage their highly complex supply chain information. Our core service, syncLink(R), allows manufacturers, wholesalers, distributors, sales agencies (such as food brokers) and retailers to communicate and synchronize item, price and promotion information in a more cost-effective and accessible way than has been possible using traditional electronic and paper-based methods. We enable companies to build on the foundation of synchronized data with more advanced e-commerce practices. Our advanced services, which are all built on the syncLink foundation, include distribuLink(SM) for chain pricing data in multi-tier distribution channels, viaLink invoicing, chainLink(R) scan sales visibility, and sbtLink(SM), the company's scan based trading service.

     We were originally formed in 1985 as Applied Intelligence Group, an Oklahoma Corporation. In 1998, we changed our name to The viaLink Company. In 1999, we reorganized as a Delaware Corporation.

INDUSTRY BACKGROUND

  THE CONSUMER PACKAGED GOODS AND RETAIL INDUSTRIES

     The consumer packaged goods (CPG) and retail industries in the U.S. manufacture and distribute a wide variety of prepackaged items primarily sold in supermarkets, convenience stores, small grocery stores, mass merchandisers, warehouse clubs and chain drugstores. The movement of merchandise from manufacturer to retailer or operator is characterized by various multi-tiered distribution methods, such as direct-to-store deliveries and intermediate deliveries through wholesalers, distributors and retailer warehouses. This distribution structure is commonly referred to as the "supply chain."

     The U.S. CPG and retail industries are very large and highly fragmented. According to the U.S. Census Bureau, the U.S. CPG, grocery and foodservice markets represented $1.2 trillion in annual sales (1997 Retail Trade Survey, new statistics due May 2002) generated by 300,000 retail locations and 740,000 foodservice operators. These retail locations and foodservice operators are supplied by over 20,000 manufacturers and over 50,000 wholesalers, distributors and brokers. We believe we offer the only deployed Internet-based, synchronized item, price and promotion information service to this $1.2 trillion U.S. market. The global CPG and retail market represents an even larger opportunity for the Company.

     Significant item-specific variations and complexities characterize the CPG and retail industries. A typical supermarket has an average of 40,000 items in inventory, supplied by up to 5,000 separate suppliers. A large format supermarket, or supercenter, can have over 100,000 unique items in inventory. A convenience store has an average of 2,800 items in inventory, supplied by up to 300 suppliers. According to Information Resources, Inc., between 25,000 to 30,000 new products are introduced in the CPG and grocery industries each year.

     Items, prices and promotions are unique to each trading partner relationship within the supply chain, and different products can be authorized for sale at the specific store level. Product assortment, pricing and promotion can vary by geography, store size, or other demographics. Furthermore, item price and promotion changes at every level of the supply chain can be very complex and time consuming for companies to manage. Prices and promotions can change as frequently as daily or weekly for certain products.

     We provide our customers with an independent, secure "data of record" for item, price and promotion information, which they can agree upon as the official data for their commerce relationship. Our services can be used to provide a neutral source of data to resolve disputes about prices, products and promotions between trading partners. The industry fragmentation, the complexity and frequency of change item, price and promotion information, the lack of standardized data, and disparate nature of industry technology systems provide a tremendous opportunity for us to prosper as a shared information intermediary.

  LACK OF INFORMATION SYNCHRONIZATION IN THE CPG, GROCERY AND RETAIL INDUSTRIES

     The CPG, grocery and retail industries' supply chain has experienced low electronic commerce penetration, especially related to electronic communication of item, price and promotion data, and continues to be characterized by significant data complexity, manually intensive business processes, and high purchase order and invoice error rates.

     One of the most significant challenges facing a retailer is the maintenance of its "pricebook." The pricebook typically contains descriptions of each item in a store's inventory, including the supplier's and retailer's product code, item specifications (packaging and selling unit information), Universal Product Code (UPC), purchase cost, retail sales price and any discounts to be received from the item supplier. The large number of items, variability of pricing, lack of reliable information exchanged between trading partners and the traditional practice of manual updating make pricebook maintenance extremely difficult and error prone. Larger supply chain participants have attempted to bridge the information gap by using the traditional electronic data interchange (EDI) model. EDI technology has been available for many years; however, many suppliers and retailers have found this approach to be cost prohibitive and technologically difficult to implement. Additionally, each trading partner connection requires a separate EDI arrangement, which multiplies the time, expense and complexity involved. With viaLink, each company makes a single connection to a shared "database of record" from which many trading partners may access agreed upon item, price and promotion information.

  QUANTIFYING THE MAGNITUDE OF THE INFORMATION PROBLEM IN THE U.S.

     Unsynchronized product, price and promotion data and ineffective communication between retailers and suppliers represent a major source of inefficiency in the industries. This inefficiency has a significant impact on profitability. A Joint Industry Study on Efficient Consumer Response concluded that non-productive costs related to promotion administration, buying and selling processes, deductions and other clerical and administrative areas amounted to 3.4% of sales. This translates to over $30 billion in potential supply chain inefficiencies in the U.S. CPG and retail industries alone. The study also concluded that item, price and promotion information synchronization is essential to achieve the benefits of a paperless system.

     Many suppliers and retailers continue to employ paper-based, manual communications to manage their supply chain information, resulting in operational inefficiencies and administrative errors. These errors result in frequent invoice errors and discrepancies and consequent administrative inefficiencies for both suppliers and retailers attempting to research and reconcile the source of the errors. A 1999 Grocery Manufacturers of America
(GMA) study found that an estimated 60% of all invoices in the CPG industry have errors and approximately 60% of the errors are due to price and promotion issues. In 2001, an update of the study, estimated that 65% of discrepancies are due to price and promotion issues. The study update found that approximately 52% of all invoices result in the retailer taking deductions when paying invoices from suppliers. These deductions represent an estimated 9.9% of annual invoice sales from suppliers.

     The ECR study put the administrative cost to resolve invoice errors at $40 per error and noted it can reach up to $236 per error. In the 2001 GMA study, the 25 participant companies issued approximately 5.2 million invoices annually. With an error rate of 65% and using a rate of $40 to correct an invoice error, it cost these companies $135 million per year just to resolve invoice discrepancies. Companies with a direct-store-delivery model typically issue more invoices that the average company in this study and may incur relatively higher costs.

     Invoice errors and discrepancies are examples of the inefficiencies and non-productive costs created in the CPG and retail supply chain. Others sources of inefficiencies include the cost of manual data entry, incorrect pricing based on incorrect cost information, delays in new product introductions, sub-optimized promotions, delays at the time of product delivery to resolve disputes and similar inefficient processes.

  COST SAVINGS AND BENEFITS OF SYNCHRONIZATION IN THE CPG AND RETAIL INDUSTRIES

     A study conduced by GMA in 2000, Enabling E-Commerce Through an Intermediary Service Provider, in which viaLink served as the intermediary information service provider looked at benefits of both data synchronization and scan based trading. The economic benefit of supplier synchronization ranged from $4,100 to $20,600 per year for a 100-store chain, while for a 100-store retailer synchronization savings ranged from $4,700 to $10,300 per year per supplier. The 2000 GMA study also found that invoice deductions were reduced by 69% during the pilot time period. This improvement was driven by a 59% reduction in cost mismatches/discrepancies and a 100% elimination of item mismatches/discrepancies. In addition, the time spent resolving item and price discrepancies that did occur was reduced by half with even greater reductions for suppliers and retailers with more items, promotions and store-level complexities.

  SCAN BASED TRADING

     The traditional business-to-business trading environment in the CPG, grocery and retail industries is delivery-based (i.e., the point of transaction is the supplier's point-of-delivery to the retailer). Scan based trading (SBT) is a next generation supply chain management process that uses point-of-sale
(POS) data to drive settlement, replenishment and promotion. Scan based trading builds upon synchronization to align supply and demand at the point of sale.

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

     - timely access to consumer sales information by product, by store and by day.

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

     - reduction in inventory investment; and

     - improved assortment.

     According to the 2000 GMA study, the benefits and key findings of conducting SBT using our syncLink and sbtLink services were as follows:

     - 3% to 4% increased sales growth;

     - shrink levels controlled at 0.3%; and

     - error-free invoicing and payment -- no deductions throughout the pilot period.

     The pilot study concluded that SBT processes are enhanced by using a single intermediary, such as viaLink. An serves both trading partners because the intermediary bridges the technical gap between trading partners, allows smaller companies to participate in advanced electronic commerce practices that would otherwise be unattainable, and provides accurate and timely reporting that increases accountability and speed of action among trading partners.

OUR SOLUTIONS

     We provide subscription-based, business-to-business electronic commerce solutions designed specifically to address the complexities and inefficiencies of the supply chain in the CPG and retail industries.

     Our solution architecture is designed to operate across disparate technology platforms and item coding standards and can be implemented and deployed rapidly. Instead of making multiple connections to reach many trading partners, customers make only a single connection, using their preferred method from a wide range of technologies, including standard Internet browsers, e-mail, highly sophisticated proprietary network infrastructures, standard EDI formats or Extensible Markup Language (XML), an emerging standard for the exchange of data over the Internet.

     Our solutions provides suppliers and retailers with benefits throughout the business cycle from product introduction through invoicing and supports enhanced analysis and planning functions across business functions:

     - reduced invoice discrepancies through synchronization of trading information, thereby reducing write-offs and the administrative costs associated with discrepancy resolution;

     - reduced manual data entry and pricebook maintenance, thereby increasing overall administrative efficiency;

     - improved ability to manage pricing and to protect gross margin in an environment with constantly changing prices;

     - increased sales force productivity resulting from decreased time spent resolving errors and disputes and increased time actually selling;

     - enhanced promotion effectiveness and ability to facilitate more efficient new product introductions due to greater trading information visibility;

     - improved delivery and store receiving process; and

     - increased sales from reducing out-of-stocks and improving replenishment processes.

     We offer a highly functional suite of value-added supply chain electronic commerce services for the CPG and retail industries. Our solutions comprise a number of defined services, from data synchronization through advanced trading partner collaboration processes

  SYNCLINK -- DATA SYNCHRONIZATION

     Our core service, syncLink, offers manufacturers, distributors, wholesalers, and retailers one shared source for product attributes, price, and promotions, including new product introductions, authorizations, and de-authorizations unique to their trading relationships. The syncLink service replaces the multiple connections among retailers, operators and suppliers with a single electronic connection to a shared database. syncLink provides customers with a cost-effective, accurate, reliable, scaleable, and secure way to communicate and synchronize trading information. The syncLink database forms the foundation for the Company's other electronic services.

  DISTRIBULINK -- CHAIN PRICING REPORTING

     distribuLink, a reporting service used in multi-tier distribution channels. It allows authorized manufacturers, wholesalers, distributors and retailers to share item, price and promotion information. distribuLink provides item and pricing information visibility though each level of multi-tiered distribution channels. For example, it enables a manufacturer to view prices and promotions offered on its products by its distributors to specific retailers.

  VIALINK INVOICING

     viaLink Invoicing automates the creation of an invoice, based on the quantity of product delivered to the store and the price of record for the trading relationship in syncLink.

  CHAINLINK -- SCAN SALES VISIBILITY

     chainLink provides supply chain visibility to suppliers on a daily basis through the availability of POS data, by store, by product and by day.

  SBTLINK -- SCAN BASED TRADING

     sbtLink is viaLink's Scan Based Trading (SBT) service, which enables trading partners to transact business on items actually sold at the retail store scanner. Joint visibility to product movement in and out of the store and tools to support the new business processes involved in SBT enable increased delivery efficiencies, improved replenishment processes, reduced out-of-stocks and shrink settlement.

  PROMOLINK(SM) -- SCAN BASED PROMOTIONS

     promoLink(SM) supports scan based promotions, based on daily store and product level scan sales data and the promotion of record for the trading partnership in the viaLink database.

  VIALINK'S UCCNET SOLUTIONS

     These solutions allow clients to use viaLink as their agent to register products in the UCCnet registry for GTIN compliance and to publish items to UCCnet-enabled trading partners through UCCnet. viaLink clients do not have to go through an independent UCCnet certification process and can reach both the viaLink and the UCCnet trading communities with a single connection.

     We believe that the benefits of our solutions will attract leading retailers and suppliers to our network of CPG and retail industry participants. We also believe that the addition of these retailers and suppliers will create a network effect that increases the value of our viaLink solutions to subscribers.

STRATEGY

     Our objective is to become the industry-accepted electronic commerce utility for synchronizing item, price and promotion information for the food industry. We plan to accomplish this by implementing the following strategies:

  TARGET LEADING RETAILERS AND SUPPLIERS TO CREATE A NETWORK EFFECT

     We intend to create a network effect by targeting leading retailers and suppliers and providing the services necessary to create efficiencies for these key participants. We believe the adoption of our services by these companies will be an important endorsement for the rest of the CPG, grocery and retail industries. As a result of this network effect, we believe the value of our services to our subscribers will increase with the addition of new trading partners, thereby increasing the overall value of our solution.

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

     - Expanding the capabilities of our internal sales force;

     - Working with existing customers to connect new suppliers and retailers;

     - Advertising in industry and business media;

     - Participating in industry trade shows and conferences; and

     - Working with industry trade associations to provide broad industry influence.

  EXPAND SERVICE OFFERINGS

     Given the significant complexities and inefficiencies prevalent in the CPG, grocery and retail supply chains, we expect suppliers and retailers will demand more advanced supply chain services that assist them in tracking sales, forecasting demand, replenishing inventory and managing transactions based on point-of-sale data. syncLink, the foundation of our solution, allows us to develop and deploy other value-added services. We will continue to invest resources to develop complementary services that leverage the syncLink database and create efficiencies for our subscribers.

  ENTER NEW MARKETS

     We are currently exploring opportunities in other markets outside of the CPG and retail industries. However, we currently do not expect to pursue any these expansion opportunities unless such expansion is funded or facilitated by a significant customer win or with future strategic relationships or alliance partners.

TECHNOLOGY PLATFORM

     Our technology platform is reliable, secure and readily accessible based on open architectures and industry standard technologies. The platform utilizes Oracle relational database technology and applications built with the Smalltalk object-oriented programming and development language. Smalltalk is a portable development and operational environment, well suited to manage mission-critical business applications. We allow users to access the system using virtually any technology, from an Internet browser to sophisticated EDI, including an XML-based interface.

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

SALES AND MARKETING

     We employ a multi-tiered sales and marketing strategy consisting of direct and indirect sales force personnel to penetrate and influence potential customers. Currently, our Sales and Marketing team consists of 14 full-time employees. Senior executives, particularly on larger key accounts, are also actively involved in the sales process.

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

     Our strategy is to create a network effect by targeting leading retailers and suppliers and providing the services necessary to create efficiencies for all participants. As a result of this network effect, the value to each participant using our services increases with the addition of each new participant, increasing the overall value of the our solution. Our marketing strategy is focused on increasing the awareness of the our brand and services, educating our target market on the benefits of B2B e-commerce, and positioning our services as the cornerstone of CPG, grocery and retail e-business activities.

CUSTOMERS

     We currently have about 900 customers, representing manufacturers, wholesalers, distributors and retailers. Our customers represent the spectrum of the industry, from small suppliers and regional retail chains to large national customers whose names are well-known. Our customer base includes:

     Retailers and Wholesalers: AAFES, C&K Market, ExxonMobil, Farm Fresh, FasMart, Kmart, Martin's Supermarkets, Meijer, Schnuck Markets, Shop N Save, Shoppers/Metro, Sunoco, Target, WinCo Foods and Winn-Dixie.

     Suppliers: American Greetings, Bausch & Lomb, Bob Evans Farms, Chicken of the Sea, Cook Communication Ministries, Coors Brewing Company, Dean Foods, Dreyer's/Edy's Grand Ice Cream, Faultless/Bon Ami, Flowers, Frito-Lay, General Mills, George Weston Bakeries, I & K Distributors, Ice Cream Partners, Interstate Brands, Keebler, Marcal Paper Mills, Miller Brewing Company, Mrs. Smith's Bakeries, Pepperidge Farm, Pepsi, Perfection Bakeries, Riviana Foods, Sara Lee Bakery Group, Schwan's Consumer Brands, Snyder's of Hanover, Tetley, Wise Foods and Wyeth Consumer Healthcare.

     Sales and Marketing Agencies:  Advantage Sales and Marketing SE,
CROSSMARK(R).

     Three customers individually accounted for 18%, 13% and 11% of our total revenues in 2000; 9%, 9% and 5% of our total revenues in 2001; and 11%, 9% and 5% of our total revenues in 2002. Likewise, approximately 60%, 33% and 32% of our total revenues were attributable to five clients in 2000, 2001 and 2002, respectively.

PRODUCT DEVELOPMENT AND ENHANCEMENT

     We initially introduced syncLink in 1997 and intend to continue to make significant investments in product development and enhancements to improve and extend our services, including enhancements to our viaLink Partner Package.

     Growth of our services may require that we continue to invest in our hardware platform, including additional servers, enterprise storage systems and additional backup and recovery capabilities.

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

     As of December 31, 2002, our product development, technical support and operations staff consisted of 21 full-time employees. Our product development expenses were $6.3 million in 2000, $4.6 million in 2001 and $2.1 million in 2002. We believe that continued investments in product development and enhancement will be required to remain competitive.

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

COMPETITION

     The business-to-business electronic commerce environment in which we operate is still evolving and subject to rapid change. Currently, we compete principally on the basis of the specialized nature and uniqueness of our services. We believe the in-depth industry knowledge embedded in the functionality of our services, our cost-effective subscription pricing, and the accessibility of our services to all potential customers in the industry are competitive advantages for us. Additionally, we believe we have the only Internet-based electronic commerce solution in production today for synchronization of item, price and promotion information for the CPG and retail industries.

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

     - Industry-led initiatives such as UCCnet; B2B Exchanges such as Transora, GNX and WWRE;

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

EMPLOYEES

     As of December 31, 2002, we had 61 full-time employees, 14 were employed in sales and marketing, 21 were employed in technical development, technical support and operations, 21 were employed in implementation, customer support and service and 5 were employed in human resources, administration, legal, finance and accounting. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

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

     If we need additional capital, we cannot be certain that it will be on favorable terms. If we cannot obtain adequate additional capital resources, we will be forced to curtail our planned business expansion, sell or merge our business, or commence bankruptcy proceedings. We may also be unable to fund our ongoing operations, including investment in and development of our services and technology, and expansion of our sales and marketing activities.

WE HAVE ISSUED OR RESERVED SUBSTANTIALLY ALL OF OUR COMMON STOCK AUTHORIZED BY OUR STOCKHOLDERS, AND IF WE DO NOT OBTAIN STOCKHOLDER AUTHORIZATION TO ISSUE ADDITIONAL STOCK WE MAY BE PREVENTED FROM RAISING ADDITIONAL WORKING CAPITAL.

     We currently have 300 million shares of common stock authorized for issuance by our stockholders. As of March 25, 2003, we have either issued or reserved nearly all of it for (a) future conversion of issued preferred stock and (b) exercises of issued warrants and stock options. For the last 24 months we have obtained working capital primarily from the sale and issuance of common stock or warrants. If the stockholders at the 2003, annual meeting of stockholders of the Company do not authorize additional shares of common stock for sale and issuance by us, this historical source of working capital will no longer be available to us.

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

     - Competitive offerings;

     - Performance and functionality of our services;

     - Ease of adoption;

     - Satisfaction of our initial subscribers; and

     - Success of our marketing efforts.

     If market acceptance develops more slowly than expected, our business, operating results and financial condition will be seriously damaged.

OUR SUCCESS IS DEPENDENT UPON A CRITICAL MASS OF LEADING RETAILERS AND SUPPLIERS SUBSCRIBING TO OUR SERVICES.

     Our success depends on a significant number of retailers subscribing to and using our services and linking with manufacturers, wholesalers and distributors over the Internet through our syncLink service and the viaLink Partner Package suite of services. We cannot predict if, or when, a significant number of manufacturers, suppliers and retailers will subscribe to our services. To encourage purchasers to subscribe to and use our services, we must offer a broad range of product, price and promotion information from a large number of suppliers through our syncLink service. However, to attract suppliers to subscribe to syncLink, we must increase the number of retailers who use our services. If we are unable to build a critical mass of retailers and suppliers, we will not be able to benefit from a network effect where the value of our services to each subscriber significantly increases with the addition of each new subscriber. Our inability to achieve this network effect would reduce the overall value of our services to retailers and suppliers and, consequently, would harm our business.

WE HAVE RECEIVED A "GOING CONCERN" OPINION FROM OUR INDEPENDENT ACCOUNTANTS.

     Our independent auditors have modified their report on our consolidated financial statements for the fiscal year ended December 31, 2002, with an explanatory paragraph regarding our ability to continue as a going concern. This modified report was originally issued in July 2001. Such an opinion by our independent auditors may impact our dealing with third parties, such as customers, suppliers and creditors, because of concerns about our financial condition. Any such impact could have a material adverse effect on our business, operating results and financial condition.

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

WE HAVE A HISTORY OF OPERATING LOSSES AND EXPECT FUTURE OPERATING LOSSES.

     We have a history of operating losses, and we expect to incur net losses into 2003. We incurred net losses of approximately $39.1 million in 2000, $24.5 million in 2001 and $8.1 million in 2002. As of December 31, 2002, we had an accumulated deficit of approximately $85.3 million representing the sum of our historical net losses. We continue to expend significant resources to aggressively develop and market our services into an unproven market. While we continue to increase our optimism regarding our prospects, there is a possibility that we may never generate sufficient revenues to achieve or sustain profitability or generate positive cash flow.

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

OUR CUSTOMER BASE IS CONCENTRATED AND OUR SUCCESS DEPENDS IN PART ON OUR ABILITY TO RETAIN EXISTING CUSTOMERS AND SUBSCRIBERS.

     If one or more of our major customers were to substantially reduce or terminate their use of our services, our business, operating results and financial condition would be harmed. In 2002, we derived 32% of our total revenues from our five largest customers. Our largest customer in 2002 accounted for approximately 11% of our total revenues. The amount of our revenues attributable to specific customers is likely to vary from year to year. We do not have long-term contractual commitments with any of our current customers, and our customers may terminate their contracts with little or no advance notice and without significant penalty. As a result, we cannot be certain that any of our current customers will be customers in future periods. A customer termination would not only result in lost revenue, but also the loss of customer references that are necessary for securing future customers. During 2002, certain customers, including two customers that were among our five largest, terminated their agreements for our services.

WE ARE DEPENDENT UPON THE OPERATION OF HEWLETT-PACKARD'S DATA CENTER FOR THE TIMELY AND SECURE DELIVERY OF OUR SERVICES.

     We use Hewlett-Packard's data center as the host for our services. We are dependent on our continued relationship with Hewlett-Packard and on their data center for the timely and secure delivery of our services. If Hewlett-Packard's data center fails to meet our expectations in terms of reliability and security, or if Hewlett-Packard, as our largest vendor, withdraws its support, our ability to deliver our services will be seriously harmed, resulting in the potential loss of customers and subscription revenue. Furthermore, if our relationship with Hewlett-Packard were terminated, we would be forced to find another service provider to host our services. Our current service agreement, as extended, expires on November 30, 2003. If we were required to transition to another service provider, the transition could result in interruptions of our services and could increase the cost of obtaining these services.

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

WE MUST ADAPT TO TECHNOLOGY TRENDS AND EVOLVING INDUSTRY STANDARDS TO REMAIN COMPETITIVE.

     The Web-based electronic commerce market is characterized by rapid changes due to technological innovation, evolving industry standards and changes in customer needs. Our future success will depend on our ability to continue to develop and introduce a variety of new services and enhancements that are responsive to technological change, evolving industry standards and customer requirements on a timely basis. We cannot be certain that technological developments and products and services our competitors introduce will not cause our existing services, and new technologies in which we invest, to become obsolete.

OUR CURRENT COST REDUCTION EFFORTS COULD CONTINUE TO STRAIN OUR RESOURCES.

     Our current cost reduction efforts place significant demands on our management and operational resources. We may not be able to maintain and grow our business at our current reduced staffing levels. Additionally, our failure to retain the highly trained technical personnel that are essential to our product development, marketing, service and support may limit the rate at which we can generate revenue and develop new products or product enhancements. In order to manage our growth effectively, we must implement and improve our operational systems, procedures and controls on a timely basis. If we fail to implement and improve these systems, our business, operating results and financial condition may be materially adversely affected.

AS PART OF OUR COST REDUCTION IN 2001, THE COMPENSATION OF NEARLY EVERY EMPLOYEE WAS REDUCED, AND WE MAY NOT BE ABLE TO RETAIN EMPLOYEES AT CURRENT COMPENSATION LEVELS.

     We started 2001 with 135 full-time employees and 20 contract workers who were engaged on viaLink projects on a full-time basis. As of December 31, 2002, we had 61 full-time employees. Most current full-time employees are being compensated at rates from 10% to 15% less than in 2001, and members of management have foregone bonus payments of up to 50% of base compensation and have reduced compensation from 10% to 40%. At these reduced rates it is unlikely we will be able to retain all current employees and officers

THE PRICE OF OUR COMMON STOCK MAY DECLINE DUE TO SHARES ELIGIBLE FOR FUTURE SALE. ALSO, YOU WILL EXPERIENCE DILUTION IN CONNECTION WITH THE CONVERSION OF PREFERRED STOCK AND EXERCISE OF WARRANTS.

     Sales of a substantial number of shares of common stock, or even the potential for such sales, could adversely affect the market price of the common stock and could impair our ability to raise capital through the sale of equity securities. As of March 25, 2003, we had outstanding 176,663,306 shares of common stock. These shares are freely tradable without restriction or further registration under the Securities Act unless purchased by our "affiliates.

     Furthermore, an additional:

     - 9,547,934 shares of common stock are issuable upon the exercise of currently exercisable options;

     - 209,029 shares of common stock are issuable upon the exercise of currently outstanding warrants;

     - 90,373,750 shares of common stock are issuable upon the conversion of currently outstanding preferred stock.

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

                                                              COMMON STOCK
                                                                  PRICE
                                                              -------------
                                                              HIGH     LOW
                                                              -----   -----
2000:
First Quarter...............................................  40.88   14.44
Second Quarter..............................................  25.19    7.25
Third Quarter...............................................  11.31    5.44
Fourth Quarter..............................................   8.94    2.00
2001:
First Quarter...............................................   5.53    2.00
Second Quarter..............................................   3.84    1.55
Third Quarter...............................................   1.79    0.09
Fourth Quarter..............................................   0.40    0.10
2002:
First Quarter...............................................   0.25    0.12
Second Quarter..............................................   0.18    0.10
Third Quarter...............................................   0.14    0.07
Fourth Quarter..............................................   0.26    0.09

     Series D Convertible Preferred Stock. On September 30, 2002 we completed the first of two closings for the sale of $4.5 million of Series D Convertible Preferred Stock to SDS Merchant Fund, L.P. and other purchasers. The first closing resulted in proceeds of $3,434,850 and the issuance of 286 shares of Series D Preferred Shares. Each share of Series D Convertible Preferred Stock has a face value of $12,000 and is convertible into our Common stock at $0.12 per share. At the time of the first closing all outstanding shares of previously issued Series B and Series C Redeemable Convertible Preferred Stock and accumulated, unpaid dividends were exchanged for 513 shares of our Series D Convertible Preferred Stock with a face value of $6,150,000.

     Additionally, in accordance with the Purchase Agreement, we issued warrants to purchase 50,000 shares of our common stock for each share of Series D Convertible Preferred Stock issued including the issuance of warrants to purchase 25.6 million common shares to holders of the previously issued Series B and Series C Preferred Stock. On September 30, 2002, we issued warrants to purchase a total 39.9 million shares of common stock which were exercised immediately at a nominal exercise price of $0.001.

     The Series D Convertible Preferred Stock, par value $.001 per share, is convertible into shares of our common stock in the manner, and upon the terms, provisions and conditions set forth in the Certificate of Designation of the Preferred Stock. The conversion price of the Series D Convertible Preferred Stock is subject to certain adjustments under the terms of the Certificate of Designation. The proceeds from issuance of the Series D Convertible Preferred Stock and Warrant issued and the fair value of the warrants issued to the holders of the previously issued Series B and Series C Preferred Stock has been allocated to each instrument based on their relative fair values. Additionally, the Series D Convertible Preferred Stock includes a beneficial conversion ratio at the issuance date. The fair value of the Warrants and the intrinsic value of the beneficial conversion ratio has been deemed a dividend to holders of the Preferred Stock and considered a non-cash dividend to the Series D Convertible Preferred Stock shareholders recorded during the third quarter of 2002 and has been included in the determination of net loss applicable to common stock for the three and nine months ended September 30, 2002.

     The second closing of approximately 112 shares of Series D Convertible Preferred Stock was completed on February 5, 2003, upon the effectiveness of the registration statement covering the underlying common shares. The second closing yielded proceeds to the company of approximately $1.26 million.

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

OVERVIEW

     We provide subscription-based, business-to-business electronic commerce services that enable companies in the consumer packaged goods and retail industries to efficiently manage their highly complex supply chain information. Our core service, syncLink(R), allows manufacturers, wholesalers, distributors, sales agencies (such as food brokers) and retailers to communicate and synchronize item, price and promotion information in a more cost-effective and accessible way than has been possible using traditional electronic and paper-based methods. We enable companies to build on the foundation of synchronized data with more advanced e-commerce practices. Our advanced services, which are all built on the syncLink foundation, include distribuLink(SM) for chain pricing data in multi-tier distribution channels, viaLink invoicing, chainLink(R) scan sales visibility, and sbtLink(SM), the company's scan based trading service.

     We were originally formed in 1985 as Applied Intelligence Group, Inc. From inception, our operations consisted primarily of consulting services related to the planning, designing, building and installation of computerized information management systems and computerized checkout or point-of-sale systems in the retail and distribution industry. We also provided a Web-based human resource recruiting application. In 1993, we began the design and development of viaLink, an Internet-based subscription service to complement our existing consulting business. We introduced our syncLink service, in January 1997. In 1998, we sold our management consulting and systems integration assets to The NetPlex Group, Inc. in September 1998 and changed our name to The viaLink Company in October 1998.

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

     Additionally, we received revenues from the performance of certain Web-hosting services for a limited number of customers for which we provide no other viaLink services. The web-hosting service is not related or similar in any regard to our other services and we are no longer providing these services. We recognize revenues for our subscription, basic implementation and Web-hosting services over the terms of the subscription and Web-Hosting arrangements. Revenues collected in advance are deferred and recognized as earned. Revenues for consulting services related to complex supplier and retailer implementations are recognized as services are provided.

     Contracts for customer use of our services are generally for periods ranging from one to three years, but are generally cancelable with 30 days notice. Implementation fees for our services are based on time and materials, are due up front, are nonrefundable and are separately priced from the use of our services. Implementation costs consist primarily of labor by technical support personnel to configure customer data and establish a connection to the viaLink database. Implementation activities can range from a "basic" implementation that simply establishes a web browser interface to more involved activities where we are engaged to assist a customer in modifying their systems and automating the connection. We have no obligation to perform any future implementation services and no additional implementation services are necessary upon renewal of the service by the customer. We recognize implementation fees and associated costs for the more involved implementation activities as the services are provided. Implementation fees and associated direct costs to provide basic implementations are deferred and recognized over the period the subscription-based services are provided. Implementation fees and associated direct costs for basic implementations are deferred because we do not have an objective basis to determine the fair value of the basic implementation services and they are essential to subscription to our services. The fair value of more involved implementation activities is established using a residual method and generally equals the amount charged by us based on time and materials. We recognized revenue for hosting customer websites and subscription fees for customer use of our services as these services are provided. Revenues collected in advance and revenues dependent upon future performance criteria are deferred and recognized as earned and those performance criteria are met.

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

     Asset Impairment. The Company reviews long-lived assets for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company adopted SFAS No. 144 in fiscal year 2002. SFAS No. 144 required the company to identify events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the long-lived assets, the carrying value is reduced to the estimated fair value as measured by the discounted cash flows. Our continuing losses from operations is one factor which could be an indicator that the carrying amounts of any of our assets may not be recoverable. The Company performed an analysis comparing estimated future cash flows to the carrying value of its assets at December 31, 2002. The analysis did not indicate that an impairment exists as of December 31, 2002. The estimated future cash flows were based upon certain assumptions and are dependent upon future performance. See ADDITIONAL FACTORS THAT MAY AFFECT FUTURE PERFORMANCE for factors that may cause our operations to vary from our estimates. If actual results differ from the estimated future cash flows, impairment may be evident in future periods.

RESULTS OF OPERATIONS

  COMPARISON OF 2002 TO 2001

     Revenues. Our revenues in 2002 and 2001 are comprised of revenues for subscriptions to our services and implementation revenues. The following table sets forth for the periods indicated the components of revenue included in our consolidated statements of operations:

                                                                 2001         2002
                                                              ----------   ----------
Revenues:
  Subscription..............................................  $1,381,990   $2,825,350
  Implementation............................................   2,070,502    1,630,897
                                                              ----------   ----------
  Total revenues............................................  $3,452,492   $4,456,247
                                                              ==========   ==========

     Subscription revenues increased 104   % from 2001 to 2002. This increase is
due to increases in the number of subscribers to our services and increases in our subscription rates. Subscription revenue growth is dependent upon the number of subscribers to our services and how many trading partners with which they are exchanging data ("connections"). Continued growth is dependent upon increasing the number of connections between our existing customers and adding new customers. The rate at which the connections increase can vary significantly from customer to customer depending upon each customer's deployment strategies. Historically, our retailer customers have been able to better assist us in increasing the number of connections. During 2001, we signed agreements with Winn Dixie, Meijer, and Target Stores. During 2002, we signed an agreement with Exxon-Mobil, expanded our relationship with Target and we have signed 9 other retailers. Each of these retailers has increased the number of connections with our supplier customers when comparing 2002 to 2001. As we add additional retailer customers we expect continued increases in the number of supplier customers purchasing implementation and subscription services. Our current pricing for retailers ranges from $25 per supplier per month for a small retailer and a flat rate of up to $50,000 per month for the largest retailers. Our pricing for suppliers ranges from $25 up to $5,000 per retailer connection per month. Our implementation revenues decreased from 2001 to 2002 due to a decrease in the implementation services required for each customer. These efficiencies were achieved through the use of technology and enhanced internal processes as part of our implementation services. These efficiencies have allowed us to quote lower implementation fees for certain customers. We believe that the lower initial costs for the customer is resulting in increased numbers of customers purchasing our services and also accelerates the opportunity for subscription revenues.

     Customer Operations. Customer operations expense consists of personnel costs associated with implementation, consulting and other services and costs of operating, maintaining and accessing our technical operations and hosting facilities. Customer operations expense also includes the cost of providing support and maintenance to customers. Our customer operations expense decreased from $7.8 million in 2001 to $5.1 million in 2002. This decrease is due primarily to decreased personnel and contract labor costs from our cost reduction efforts in late 2001 and 2002, decreases in expenses from our operations platform at Hewlett-Packard and reduced telecom and other costs related to the closing of our offices during 2001. Our customer operations team consisted of 21 people at December 31, 2002. The costs for our operating platform are generally fixed and represent the operating capacity necessary for expected growth through 2003. We expect customer operations expenses to increase only in response to increased demand for our implementation and customer support services.

     Development. Development expense includes personnel and contract labor costs and professional fees incurred for product development, enhancements, upgrades, quality assurance and testing. Our development expenses decreased from $4.6 million in 2001 to $2.1 million in 2002. This decrease is due to decreased use of service providers to provide development resources and decreases in personnel costs. Our development team consisted of 21 people at December 31, 2002. Additionally, during 2001, development includes approximately $0.5 million of non-cash service costs for the amortization of a portion of the fair value of the warrants and options issued to Cap Gemini Ernst & Young, i2 Technologies and other service providers. No amounts are included in 2002. We are continuously undertaking various projects to expand the functionality of our services and we expect the continuance of these expenses for the foreseeable future.

     Selling and Marketing. Selling and marketing expense consists primarily of personnel costs, travel, promotional events, including trade shows, seminars and technical conferences, advertising and public relations programs. Selling and marketing expense decreased from $6.6 million in 2001 to $2.4 million in 2002. This decrease was primarily due to reductions in personnel costs and decreased advertising, promotion and professional fees from 2001 to 2002. Personnel costs decreased from $3.3 million in 2001 to $1.9 million in 2002. During 2001, we incurred $1.4 million in advertising, promotion and professional fees to increase the awareness of our viaLink services including the design and production of sales collateral, media insertion costs and participation in industry trade shows. During 2002, we incurred less than $0.3 million in advertising, promotion and professional fees to promote our services. Our sales and marketing team included 14 people at December 31, 2002. Selling and marketing expense includes $0.5 million of non-cash service costs in 2001 for the amortization of a portion of the fair value of the warrants and options issued to alliance partners and other service providers. No amounts are included in 2002.

     General and Administrative (G&A). G&A expense consists primarily of the personnel and other costs of the finance, human resources, administrative and executive departments and the fees and expenses associated with legal, accounting and other services. G&A expense decreased from $6.5 million in 2001 to $3.3 million in 2002. This decrease in G&A expense is attributable to several factors: a) decrease of $0.9 million in employee compensation from 2001 to 2002;
b) decrease of $0.3 million in legal and other professional fees; and c) a decrease of $0.6 million in recruiting fees and relocation of our offices from Edmond, Oklahoma to Dallas, Texas. G&A expense for 2001 includes $0.6 million in expenses recorded in connection with certain severance agreements with employees that were terminated and the remaining obligation for abandoning our Oklahoma City lease of approximately $0.6 million. In 2002, we successfully terminated this lease in exchange for $100,000 in cash and $100,000 in our common stock. We removed all obligations previously recorded related to this agreement resulting in the reversal of $0.4 million of expense in 2002. G&A expense for 2002 includes $0.7 million in non-cash stock compensation expense recorded for shares issued to terminate employment agreements and $0.3 million for certain severance agreements with employees that were terminated. We anticipate that our other G&A expenses will remain constant in absolute dollars in 2003 reflecting the non-recurrence of the significant items above and further reduced by effects of our cost reduction efforts taken during 2002.

     Depreciation and Amortization. Depreciation and amortization expense decreased from $1.5 million in 2001 to $1.2 million in 2002. This decrease reflects the complete depreciation of certain long-lived assets and decreases in capital expenditures in 2001 and 2002.

     Interest Expense, Net. Interest expense, net, was $0.4 million in 2001. This interest expense related to the amortization of the beneficial conversion feature of the convertible note as more fully discussed in Note 5 to the consolidated financial statements and the partial conversion of the convertible promissory note in April of 2001 and debt extinguishment in November 2001. Interest income on short-term investments was $0.1 million in 2001 with nominal amounts recorded in 2002 reflecting decreased cash and investment balances.

     Tax Provision. Deferred tax assets and deferred tax liabilities are separately recognized and measured at currently enacted tax rates for the tax effect of temporary differences between the financial reporting and tax reporting bases of assets and liabilities, and net operating loss and tax credit carryforwards for tax purposes. A valuation allowance must be established for deferred tax assets if it is not "more likely than not" that all or a portion will be realized. We have established a full valuation allowance for the net deferred tax assets as of December 31, 2001 and December 31, 2002, generated by losses recorded. We will continue to provide a full valuation allowance for future and current net deferred tax assets until such time as we believe we have sufficient objective evidence to support that it is more likely than not that the asset will be realized.

     Extraordinary Loss on Modification of Debt. In April 2001, Hewlett-Packard converted $3.8 million of their secured convertible promissory note into 2.2 million shares of our common stock. In connection with this conversion we modified certain terms of the secured convertible promissory note for the remaining balance equal to $3.8 million. The modified note provided for: a) a decrease in the stated interest rate to 6.0% per year; b) a cash payment of $275,104 representing a closing fee; c) principal and interest payments payable in twelve monthly installments of $326,094 beginning January 1, 2002 and a maturity date of February 1, 2003. In connection with the conversion and the modification of the note, we issued Hewlett-Packard warrants to purchase 1,384,658 shares of common stock at a purchase price of $3.75 per share. These transactions with Hewlett-Packard resulted in an extraordinary loss of approximately $2.9 million recorded in the second quarter of 2001. The extraordinary loss represents the excess of the fair value of the modified secured convertible promissory note and warrants issued over the $3.8 million recorded value of the remaining portion of the convertible debt at the time of the modification in accordance with the requirements of EITF 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments." See the following paragraph for discussion of the Second Global Amendment Agreement with Hewlett-Packard which resulted in forgiveness of this note in September of 2002.

     Extraordinary Gain on Extinguishment of Debt. Extraordinary gain on extinguishment of debt in 2001 reflects the effect of our Settlement, Amendment, and Mutual Release Agreement with Hewlett-Packard Company dated November 13, 2001. The $2.3 million recorded as an extraordinary gain was determined as the excess of any and all amounts due to Hewlett-Packard which were forgiven, including: a) the principal amount of $3,807,812.59 under the April 10, 2001, secured convertible promissory note; and b) amounts payable under certain services and lease agreements over consideration paid which includes: a) a cash payment of $1,000,000; b) the change in fair value due to our modification of the strike price of 1,384,658 warrants to $0.10 per share and c) a lease let-out obligation for equipment no longer being used of $1.8 million. During September 2002, we entered into a Second Global Amendment Agreement with Hewlett-Packard under which we agreed to pay Hewlett-Packard $350,000 and to issue to Hewlett-Packard 2.0 million shares of our common stock in exchange for forgiveness of approximately $2.1 million representing all amounts outstanding, current and deferred, under certain equipment leases. This agreement resulted in recording an extraordinary gain of $1.6 million for the extinguishment of debt recorded in 2002. The gain represents the outstanding amounts less the cash paid and the fair value of the common shares issued.

     Dividends on Preferred Stock. Dividends on Preferred Stock includes the allocation of the proceeds received to the warrants issued and beneficial conversion features of our Preferred Stock issued during the respective periods. During 2001, $12.8 million was recorded with the issuance of our Series A Preferred Stock, $1.5 million for the Series B Preferred Stock and $1.9 million for the Series C Preferred Stock. During 2002, $3.2 million was recorded with the issuance of $4.0 million of our Series C Preferred Stock and $6.4 million was recorded with the issuance of our Series D Convertible Preferred Stock. Additionally, stated dividends were accrued from each date of issuance through conversion on the Series A and Series B Preferred Stock. Dividends accrued on the Series A Preferred Stock were paid in-kind with common shares at the time of conversion during 2001. Dividends were accrued on the Series B Preferred stock through conversion on September 30, 2002. The Series C Preferred Stock did not provide for stated dividends. The Series D Convertible Preferred Stock accrues dividends at 8% per annum and increases to 12% on January 1, 2004.

  COMPARISON OF 2001 TO 2000

     Revenues. Our revenues are comprised of revenues for subscriptions to our services, implementation revenues and certain revenues for Web-hosting services. We are no longer providing Web-Hosting services. The following table sets forth for the periods indicated the components of revenue included in our consolidated statements of operations:

                                                                 2000         2001
                                                              ----------   ----------
Revenues:
  Subscription..............................................  $  483,205   $1,381,990
  Implementation............................................     936,032    2,070,502
  Hosting...................................................     202,200           --
                                                              ----------   ----------
  Total revenues............................................  $1,621,437   $3,452,492
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

     Dividends on Preferred Stock. Dividends on Preferred Stock includes the allocation of the proceeds received to the warrants issued and beneficial conversion features of the Series A Preferred Stock of $12.8 million, $1.5 million for the Series B Preferred Stock and $1.9 million for the Series C Preferred Stock. Additionally, dividends of $0.4 million were accrued from each date of issuance through conversion or December 31, 2001. Dividends accrued on the Series A and Series B Preferred Stock were paid in-kind with common shares at the time of conversion during 2001. The Series C Preferred Stock does not provide for stated dividends. We will continue to accrue dividends through the date that that the Series B Preferred Stock is converted into common stock.

LIQUIDITY AND CAPITAL RESOURCES

     Our principal potential sources of liquidity are cash on hand, cash generated from operations and cash provided from financing activities. As of December 31, 2002, we had cash, cash equivalents and short-term investments of $0.6 million.

     During 2002, we used $9.4 million in operating activities reflecting a net loss of $8.1 million. Cash used in operating activities also reflects: a) $1.8 million of depreciation and amortization; b) $0.7 million of non-cash stock compensation; c) $1.6 million for the non-cash extraordinary gain on extinguishment of debt; d) $0.4 million for the non-cash termination of lease obligation; and e) $1.8 million in cash used in other working capital changes.

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

     During 2002, we used approximately $0.2 million in investing activities reflecting capital expenditures compared to capital expenditures of approximately $0.5 million in 2001.

     During 2000, investing activities provided $4.6 million in net cash. This amount reflects $8.0 million received upon the maturities of short-term investments, as partially offset by reinvestment of $1.5 million, investment in notes receivable of $0.3 million and $1.6 million in capital expenditures and capitalized software development costs.

     During 2002, financing activities provided net cash of $7.4 million, primarily the result of the issuance of 400 shares of Series C Preferred Stock, 799 shares of Series D Convertible Preferred stock and 15.0 million shares of our common stock for warrants exercised, less offering and registration costs of $0.5 million.

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

     During the third quarter and into the fourth quarter of 2002, the company has taken and continues to take additional measures to reduce its cost structure. The reductions have included headcount reductions at the executive level, negotiations with significant vendors and other expense reductions including travel, administrative and vendor service costs. As a result of these changes, the gross cash operating expenses have decreased to approximately $0.8 million per month (excluding non-cash items) during the fourth quarter of 2002 and into early 2003.

     We have incurred operating losses and negative cash flow in the past and expect to incur operating losses and negative cash flow through 2003. Our spending may increase in the future for further technology and product development and other technology and database costs. We also expect increases in customer operations expense to be incurred after corresponding increases in contracted revenues.

     Our independent auditors have issued their Independent Auditors' Report on the Company's consolidated financial statements for the fiscal year ended December 31, 2002 with an explanatory paragraph regarding the Company's ability to continue as a going concern. We have generated net losses for the years ended December 31, 2000, 2001 and 2002 and have generated an accumulated deficit of $85.3 million as of December 31, 2002. We have incurred operating losses and negative cash flow in the past and expect to incur operating losses and negative cash flow during 2003. During the second quarter of 2001 we began to experience delays in signing small supplier customers which were an important component of our expected implementation revenues for the second quarter of 2001 and these delays have continued into 2002. These efforts are a part of our retailer "community development" activities. We continue to pursue sales efforts with the small suppliers and still believe that they will become subscribers to our services. Due to these delays, we have focused our sales efforts on leading customers, particularly retailers, each of which could have a greater incremental effect on increasing subscription revenues. An increase in the number of leading customers is critical to generating positive cash flow from operations.

     The delay in generating revenues creates a need for us to obtain additional capital in 2003 in order for us to execute our current business plan successfully. The amount of capital will be dependent upon (a) our services achieving market acceptance, (b) the timing of additional customer signings, (c) our ability to sustain current decreased levels of spending, and/or (d) the amount of, if any, unanticipated expenditures. There can be no assurance as to whether, when or the terms upon which any such capital may be obtained. Any failure to obtain an adequate and timely amount of additional capital on commercially reasonable terms could have a material adverse effect on our business, financial condition and results of operations, including our ability to continue as a going concern.

     We currently have 300 million shares of common stock authorized for issuance by our stockholders. As of March 25, 2003, we have either issued or reserved nearly all of it for (a) future conversion of issued preferred stock and (b) exercises of issued warrants and stock options. For the last 24 months we have obtained working capital primarily from the sale and issuance of common stock or warrants. If the stockholders at the 2003 annual meeting of stockholders of the Company do not authorize additional shares of common stock for sale and issuance by us, this historical source of working capital will no longer be available to us.

     The Company leases its office and storage space under operating leases. The terms range from month-to-month up to five years and include options to renew. The Company also leases office equipment under various non-cancelable lease agreements.

     Future minimum lease payments under non-cancelable operating leases at December 31, 2002 follows:

                                                               OPERATING
                                                                 LEASES
                                                               ----------
2003........................................................   $  531,000
2004........................................................      531,000
2005........................................................      531,000
2006........................................................      442,000
Thereafter..................................................           --
                                                               ----------
Future minimum lease payments...............................   $2,035,000
                                                               ==========

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

     In June 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also specifies the criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. Statement 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

     The Company was required to adopt the provisions of Statement 141 immediately. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment.

     The Company has adopted the provisions of SFAS No. 141 and SFAS No. 142. The adoption of SFAS No. 142 did not have a significant impact on its financial condition or results of operations.

     In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The Company will adopt SFAS No. 143 in fiscal year 2003. The Company does not expect the provisions of SFAS No. 143 to have a material effect on its financial condition and results of operations.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company adopted SFAS No. 144 in fiscal year 2002. The adoption of the provisions of SFAS No. 144 did not have a significant impact on its financial condition or results of operations.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. SFAS No. 146 is effective prospectively for exit or disposal activities initiated subsequent to December 31, 2002. The Company does not expect the provisions of SFAS No. 146 to have a material effect on its financial condition and results of operations.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The Company has implemented the transition and annual disclosure requirements as required by SFAS No. 148, which were effective for fiscal years ending after December 15, 2002. The interim disclosure requirements are effective for the first interim period beginning after December 15, 2002. The Company does not expect SFAS No. 148 to have a material effect on its financial condition and results of operations.

     In November 2002, the FASB's Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company is currently evaluating the effect that the adoption of EITF Issue No. 00-21 will have on its financial condition and results of operations.

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

TRANSACTIONS WITH HEWLETT-PACKARD

     On February 4, 1999, we entered into a financing agreement and note purchase agreement with Hewlett-Packard pursuant to which Hewlett-Packard purchased a $6.0 million subordinated secured convertible promissory note, convertible into common stock at the option of Hewlett-Packard beginning

August 2000 at a conversion price of $1.75 per share. The note provided for interest at 11.5% per annum, with interest payments deferrable to maturity in February 2004. The note contained a beneficial conversion feature valued at approximately $20.0 million at the commitment date. Accordingly, we allocated the full amount of proceeds to the beneficial conversion feature and recorded $6.0 million as additional paid-in capital at the time of closing. The amount was accreted by charges to interest expense and corresponding increases in long-term debt during the period from issuance of the note to August 2000 when the note became convertible. Non-cash interest charges of $3.6 million and $2.4 million were recognized in 1999 and 2000, respectively, as accreted charges to interest expense. We recognized interest expense at 11.5% per annum until the note was converted to common stock.

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

     On November 13, 2001, we entered into a Settlement, Amendment, and Mutual Release Agreement with Hewlett-Packard Company whereunder (1) any and all past due amounts under any obligation of ours to Hewlett-Packard were forgiven and we were released from any and all claims by Hewlett-Packard of any kind including those based upon the antecedent debts, (2) the principal amount of $3.8 million under the April 10, 2001, secured convertible promissory note was forgiven, (3) the security interest of Hewlett-Packard in our intellectual property was terminated, (4) our purchase option for various items of equipment under expired equipment leases was preserved to allow us to purchase computer equipment having a value of approximately $100,000, and (5) the monthly payments under an ongoing equipment lease and support agreement were lowered to approximately $200,000, all in exchange for the our agreeing to (a) pay the sum of $1,000,000 to Hewlett-Packard, (b) restructure and extend the term of the equipment lease with Hewlett-Packard by adding an additional year to the term, thus ending the lease in July 2004, (c) repricing 1,384,658 warrants for our common stock obtained by Hewlett-Packard in connection with the April 10, 2001, promissory note from $3.75 per share to $0.10 per share, and (d) releasing Hewlett-Packard from any and all claims. Under the terms of this agreement Hewlett-Packard will maintain a security interest in the equipment it leases to us on a going forward basis. The $2.3 million recorded as an extraordinary gain was determined as the excess of any and all amounts due to Hewlett-Packard which were forgiven, including: a) the principal amount of $3.8 million under the secured convertible promissory note; and b) $1.4 million for amounts payable under certain services and lease agreements over consideration paid which includes: a) a cash payment of $1,000,000; b) the change in fair value due to our modification of the strike price of 1,384,658 warrants to $0.10 per share and c) a lease let-out obligation for equipment no longer being used of $1.8 million. This transaction was accounted for in accordance with the provisions of Statement of Financial Accounting Standards No. 15 "Accounting by Debtors and Creditors for Troubled Debt Restructurings."

     At the time of this settlement, we also entered into a lease let-out agreement with Hewlett-Packard which provided for our continued obligation for certain assets leased from Hewlett-Packard under operating leases. These assets were not being used by the company and we agreed to allow Hewlett-Packard to sell these assets and reduce the amounts due under the let-out agreement. The total lease obligation of $1.8 million was accrued at December 31, 2001 as a component of the extraordinary gain recorded in 2001. During September 2002, we entered into a Second Global Amendment Agreement with

Hewlett-Packard. Under this agreement, we agreed to pay Hewlett-Packard $350,000 and to issue to Hewlett-Packard 2.0 million shares of our common stock in exchange for forgiveness of approximately $2.1 million representing all amounts outstanding, including the lease let-out entered into in 2001. This agreement resulted in recording an extraordinary gain of $1.6 million for the extinguishment of debt recorded in 2002. The gain represents the outstanding amounts less the cash paid and the fair value of the common shares issued. Additionally, we modified the payment terms under an existing lease for equipment under lease which is recorded as a capital lease at December 31, 2002. The modified terms require payments totaling $480,000 over a period of 24 months.

TRANSACTIONS WITH CAP GEMINI ERNST & YOUNG LLP

     On May 3, 1999, the Company entered into an agreement with Cap Gemini Ernst & Young LLP (CGEY), pursuant to which CGEY provided us with consulting and integration services and sales and marketing support, to assist in the development and market penetration of our viaLink services. In connection with this agreement, we issued CGEY a warrant to purchase up to 1,000,000 shares of our common stock at a price of $2.00 per share contingent upon our ability to register the common stock underlying the warrant agreement. Additionally, we agreed to pay a royalty of 7.0% of our service revenues to CGEY for a period of two years and, in the event that at least ten "significant clients" of CGEY become subscribers to our services during this two year period, we would have been obligated to continue this royalty payment in perpetuity. CGEY will not receive any royalties for services we provide to clients subject to the reporting requirements of the federal securities laws for which it serves as the principal independent auditor. As of the date of the issuance of the warrant, the warrant conversion price was below the fair value of our stock. The fair value of this warrant was recorded as an asset and an increase in additional paid in capital of $1.9 million. On August 9, 1999, CGEY exercised warrants to purchase 250,000 shares of common stock resulting in gross proceeds received by us of $500,000. On November 10, 1999, CGEY exercised warrants to purchase the remaining 750,000 shares of common stock resulting in gross proceeds received by us of $1.5 million. During 2000, royalties under this agreement totaled $96,000 and are included in selling and marketing expense. Effective May 2001, we terminated our agreements with CGEY.

TRANSACTIONS WITH i2 TECHNOLOGIES, INC.

     On October 12, 1999, The Company entered into a strategic relationship with i2 Technologies, Inc. ("i2"), the primary focus of which was to integrate the products and services of our two companies and to extend the solutions across multiple industries. i2 was to use our syncLink services to provide product, price and promotion information to facilitate business processes between trading partners using an Internet-accessible shared database. Our two companies agreed to develop joint sales and marketing programs, and develop enhancements to the viaLink services. Additionally, i2 invested $5.0 million in the Company in exchange for 895,536 shares of viaLink common stock and a warrant to purchase up to an additional 746,268 shares of common stock at $6.70 per share, representing a twenty percent (20%) premium over the market price of the stock at the time of the agreement. The initial term of the agreement was to expire on December 31, 2003. The fair value of this warrant was recorded as an asset and an increase in additional paid-in capital and resulted in non-cash charges to our statement of operations during the term of the agreement. Additionally we agreed to pay i2 a royalty of five percent (5%) of the syncLink and Chain Pricing subscription revenues during the period the agreement is in place. We also agreed to pay a royalty, in addition to the five percent, based upon subscription revenues received from new customers with whom i2 had "significant involvement" in the sales process. i2 agreed to pay us a royalty based upon revenues i2 received from providing syncLink and Chain Pricing services outside of the consumer packaged goods industry. During 2000, royalties under this agreement totaled $26,000 and are included in selling and marketing expense. Effective January 29, 2001, we terminated our agreements with i2.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this Annual report on Form 10-KSB:

          1. Financial Statements

     See Index to Financial Statements on page F-1 of this Annual Report on Form 10-KSB

          2. Financial Statements Schedules

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

   4.1(1)            Form of Certificate of Common Stock
   4.2(2)            Form of Series A Warrant
   4.3(3)            Form of Series D Convertible Preferred Stock
   4.4(4)            Form of Purchase Agreement for Series D Convertible
                     Preferred Stock
   4.5(4)            Certificate of Designations relating to Series D Convertible
                     Preferred Stock
   4.6(4)            Form of Series D Warrant
   4.7(4)            Form of Registration Rights Agreement
   4.8(5)            Form of Second Global Amendment Agreement entered into by
                     and between Hewlett-Packard Company and the Registrant
   4.11(3)           Series D Convertible Preferred Stock Purchase Agreement
                     Dated as of September 30, 2002, among the Registrant and
                     Certain Purchasers
   4.12(3)           Series D Convertible Preferred Stock Purchase Agreement
                     Dated as of September 30, 2002, among the Registrant and
                     Certain Purchasers
  10.1(3)            Form of Service Agreement
  10.2(6)            Separation Agreement entered into by and between Robert N.
                     Baker and the Registrant
  10.3(6)            Separation and Consulting Agreement entered into by and
                     between Mark Bromberg and the Registrant
  10.4(6)            Termination of Executive Security Agreement entered into by and between Brian M. Carter and the Registrant
  10.5(6)            Amendment to Employment Agreement and Termination of
                     Executive Security Agreement entered into between William P.
                     Creasman and the Registrant
  10.6(6)            Separation Agreement entered into between David M. Lloyd and the Registrant
  10.7(3)            Release Agreement entered into between Edmond, Oklahoma,
                     landlord and the Registrant ending all obligations for the
                     Registrant's former offices
  10.8(3)            Amendment to Employment Agreement between Brian M. Carter
                     and the Registrant
  10.9(7)            Termination of Employment Agreement between Lewis B.
                     Kilbourne and the Registrant
  10.10(7)           Separation Agreement between Chris Riley and the Registrant
  10.11(3)           Amendment to Employment Agreement between Robert I. Noe and the Registrant
  10.12(3)           Amendment to Employment Agreement between Jack Scott and the
                     Registrant
  10.13(8)           Employment Agreement between Jack Scott and the Registrant
  23                 Consent of KPMG LLP
  99.1               Certification of Chief Executive Officer pursuant to 18
                     U.S.C. Section 1350
  99.2               Certification of Chief Financial Officer pursuant to 18
                     U.S.C. Section 1350

---------------

(1) Incorporated herein by reference to the Registrant's Registration Statement on Form 8-A/A Amendment No. 2 filed under Section 12(g) of the Exchange Act on June 21, 2000.

(2) Incorporated by reference herein to the Registrant's Current Report on Form 8-K dated February 7, 2001.

(3) Incorporated herein by reference to the Registrant's Registration Statement on Form S-2/A Amendment No. 2 filed on January 23, 2003.

(4) Incorporated by reference herein to the Registrant's Current Report on Form 8-K dated October 2, 2002.

(5) Incorporated by reference herein to the Registrant's Current Report on Form 8-K dated September 5, 2002.

(6) Incorporated by reference herein to the Registrant's Quarterly Report on Form 10-QSB for the period ending June 30, 2002.

(7) Incorporated by reference herein to the Registrant's Quarterly Report on Form 10-QSB for the period ending September 30, 2001.

(8) Incorporated by reference herein to the Registrant's Annual Report on Form 10-KSB for the fiscal year ending December 31, 2000.

     4. Reports on Form 8-K.

     The Registrant filed a Current Report on Form 8-K, dated December 20, 2002, reporting pursuant to Item 5 of such Form that one of our Directors has advised us that he has entered into a written stock selling plan in accordance with SEC Rule 10b5-1. Pursuant to which he will gradually liquidate a portion of his holdings in the Company.

     The Registrant filed a Current Report on Form 8-K, dated January 24, 2003, reporting pursuant to Item 5 of such Form that the Board of Directors of The viaLink Company in its meeting on Friday, January 24, 2003, named Robert I. Noe to the office of Chief Executive Officer. The Board also increased the number of Directors to seven and appointed Mr. Noe as a Class 1 Director, to serve until re-elected at the Company's 2003 Annual Meeting.

     The Registrant filed a Current Report on Form 8-K, dated February 5, 2003, reporting pursuant to Item 5 of such Form that it had received $1.26 million to complete the round of financing announced in October, 2002. This financing provided the company with a total of $4.5 million in equity financing.

     The Registrant filed a Current Report on Form 8-K, dated March 6, 2003, reporting pursuant to Item 5 of such Form that will announce its fourth quarter and full year 2002 results on March 13, 2003. Additionally, the company will host an investor conference call the same day at 4:30 p.m. Eastern Standard Time, to review the company's results.

     The Registrant filed a Current Report on Form 8-K, dated March 13, 2003, reporting pursuant to Item 5 of such Form the company's condensed, consolidated results for the fourth quarter and full year 2002.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 28th day of March, 2003.

                                          THE VIALINK COMPANY
                                          (Registrant)

                                          By:       /s/ ROBERT I. NOE
                                            ------------------------------------
                                                       Robert I. Noe
                                                  Chief Executive Officer

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

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I certify that:

     1. I have reviewed this report on Form 10-KSB of The viaLink Company as of, and for, the periods presented in this report;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this report;

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

     4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the Company is made known to us by others, particularly during the periods in which this report is being prepared;

          (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

          (c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of our board of directors:

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect our ability to record, process, summarize, and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The Company's other certifying officer and I have indicated in this report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          By:       /s/ ROBERT I. NOE
                                            ------------------------------------
                                                       Robert I. Noe
                                                  Chief Executive Officer

Date: March 31, 2003

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

I certify that:

     1. I have reviewed this report on Form 10-KSB of The viaLink Company as of, and for, the periods presented in this report;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this report;

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

     4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the Company is made known to us by others, particularly during the periods in which this report is being prepared;

          (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

          (c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of our board of directors:

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect our ability to record, process, summarize, and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The Company's other certifying officer and I have indicated in this report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          By:      /s/ BRIAN M. CARTER
                                            ------------------------------------
                                                      Brian M. Carter
                                             Vice President and Chief Financial
                                                           Officer

Date: March 31, 2003

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS OF THE VIALINK COMPANY
  Independent Auditors' Report..............................   F-2
  Consolidated Balance Sheets as of December 31, 2001 and
     2002...................................................   F-3
  Consolidated Statements of Operations for the Years Ended
     December 31, 2000, 2001 and 2002.......................   F-4
  Consolidated Statements of Stockholders' Equity (Deficit)
     for the Years Ended December 31, 2000, 2001 and 2002...   F-5
  Consolidated Statements of Cash Flows for the Years Ended
     December 31, 2000, 2001 and 2002.......................   F-6
  Notes to Consolidated Financial Statements................   F-7

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
The viaLink Company:

     We have audited the accompanying consolidated balance sheets of The viaLink Company and its subsidiary as of December 31, 2001 and 2002, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The viaLink Company and its subsidiary as of December 31, 2001 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in note 2 to the consolidated financial statements, the Company's recurring losses from operations and resulting dependence upon access to additional external financing raise substantial doubt concerning its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                          KPMG LLP
Dallas, Texas
March 14, 2003

                              THE VIALINK COMPANY

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2002

                                                                  2001           2002
                                                              ------------   ------------
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................  $  2,702,782   $    561,617
  Accounts receivable -- trade, net of allowance for
     doubtful accounts of $100,000 in 2001 and $115,000 in
     2002...................................................       798,379        965,158
  Prepaid expenses and other current assets.................       463,752        156,503
                                                              ------------   ------------
       Total current assets.................................     3,964,913      1,683,278
Furniture, equipment and leasehold improvements, net........     1,450,387        782,870
Software development costs, net.............................       996,942        410,598
Other assets................................................        86,464         60,197
                                                              ------------   ------------
       Total assets.........................................  $  6,498,706   $  2,936,943
                                                              ============   ============

                      LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED
                        STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable and accrued liabilities..................  $  5,611,357   $  1,293,257
  Deferred revenues.........................................       273,405         44,459
  Current portion of capital lease obligations..............            --        148,758
                                                              ------------   ------------
       Total current liabilities............................     5,884,762      1,486,474
Long-term liabilities:
  Capital lease obligations, less current portion...........            --        237,020
                                                              ------------   ------------
       Total liabilities....................................     5,884,762      1,723,494
Commitments and contingencies (Notes 6 and 10)
Redeemable convertible preferred stock:
  Series B Preferred stock, $.001 par value; 10,000,000
     shares authorized; 90 shares issued and outstanding at
     December 31, 2001,.....................................       907,841             --
  Series C Preferred stock, $.001 par value; 10,000,000
     shares authorized; 300 shares issued and outstanding at
     December 31, 2001,.....................................     3,000,000             --
Stockholders' equity (deficit):
  Common stock, $.001 par value; 300,000,000 shares
     authorized; 67,076,838 and 160,519,660 shares issued
     and outstanding at December 31, 2001 and 2002,
     respectively...........................................        67,077        160,520
  Series D Preferred stock, $.001 par value; 10,000,000
     shares authorized; 799 shares issued and outstanding at
     December 31, 2002......................................            --      9,584,850
  Additional paid-in capital................................    73,835,260     76,724,178
  Accumulated deficit.......................................   (77,196,234)   (85,256,099)
                                                              ------------   ------------
       Total stockholders' equity (deficit).................    (3,293,897)     1,213,449
                                                              ------------   ------------
       Total liabilities, redeemable preferred stock and
          stockholders' equity (deficit)....................  $  6,498,706   $  2,936,943
                                                              ============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                              THE VIALINK COMPANY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002

                                                         2000           2001           2002
                                                     ------------   ------------   ------------
Revenues:
  Subscription.....................................  $    483,205   $  1,381,990   $  2,825,350
  Implementation...................................       936,032      2,070,502      1,630,897
  Web-Hosting......................................       202,200             --             --
                                                     ------------   ------------   ------------
       Total revenues..............................  $  1,621,437   $  3,452,492   $  4,456,247
Operating expenses:
  Customer operations..............................     7,308,645      7,800,644      5,070,716
  Development......................................     6,281,645      4,559,379      2,115,012
  Selling and marketing............................     9,729,799      6,566,305      2,429,091
  General and administrative.......................    13,604,905      6,485,779      3,289,022
  Depreciation and amortization....................     1,570,057      1,498,569      1,241,088
                                                     ------------   ------------   ------------
       Total operating expenses....................    38,495,051     26,910,676     14,144,929
                                                     ------------   ------------   ------------
Loss from operations...............................   (36,873,614)   (23,458,184)    (9,688,682)
  Interest expense, net............................    (2,379,909)      (377,088)            --
  Gain on sale of assets...........................       124,419             --             --
                                                     ------------   ------------   ------------
Net loss before extraordinary items:...............   (39,129,104)   (23,835,272)    (9,688,682)
  Extraordinary loss on modification of debt.......            --     (2,927,773)            --
  Extraordinary gain on extinguishment of debt.....            --      2,296,022      1,628,817
                                                     ------------   ------------   ------------
Net loss...........................................   (39,129,104)   (24,467,023)    (8,059,865)
  Dividends on preferred stock:
     Value of warrants and beneficial conversion...            --    (16,238,970)    (9,599,655)
     Stated dividends..............................            --       (445,426)       (39,945)
                                                     ------------   ------------   ------------
Net loss applicable to common stock................  $(39,129,104)  $(41,151,419)  $(17,699,465)
                                                     ============   ============   ============
Net loss applicable to common stock per common
  share --
     Basic and diluted.............................  $      (1.89)  $      (1.22)  $      (0.17)
                                                     ============   ============   ============
Weighted average common shares outstanding --
     Basic and diluted.............................    20,732,411     33,805,389    103,731,119
                                                     ============   ============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                              THE VIALINK COMPANY

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002

                                                  PREFERRED STOCK           COMMON STOCK         ADDITIONAL      UNEARNED
                                               ---------------------   ----------------------     PAID-IN         STOCK
                                               SHARES     AMOUNTS        SHARES      AMOUNTS      CAPITAL      COMPENSATION
                                               ------   ------------   -----------   --------   ------------   ------------
Balance, January 1, 2000.....................      --   $         --     9,784,822   $  9,785   $ 31,750,749   $(1,389,079)
  Exercise of stock options and warrants.....                            1,471,737      1,472        812,646
  Stock issued under employee stock purchase
    plan.....................................                               42,561         43        196,609
  Issuance of stock options to service
    providers................................                                                        424,541
  Issuance of stock options to employees.....                                                        997,500      (997,500)
  Amortization of unearned stock
    compensation.............................                                                                    1,898,684
  Proceeds from issuance of common stock,
    net......................................                            1,494,351      1,494     16,066,306
  Issuance of common stock for services......                               80,817         81      1,663,954
  Two-for-one stock split, March 2000 (Note
    7).......................................                            9,905,278      9,905         (9,905)
  Net loss...................................
                                               ------   ------------   -----------   --------   ------------   -----------
Balance, December 31, 2000...................      --             --    22,779,566     22,780     51,902,400      (487,895)
  Exercise of stock options and warrants.....                            4,264,123      4,264        692,557
  Stock and options issued under employee
    stock purchase and option plans..........                            1,049,797      1,049        516,125      (140,000)
  Amortization of unearned stock
    compensation.............................                                                                      627,895
  Fair value adjustment, stock options to
    service providers........................                                                        (17,243)
  Partial conversion of convertible note.....                            2,175,893      2,176      3,805,637
  Issuance of warrants to Hewlett Packard....                                                      2,951,329
  Proceeds from issuance of common stock.....                           17,032,812     17,033      2,607,987
  Proceeds from issuance of preferred
    stock....................................   4,647                                             16,238,970
  Offering, placement and registration
    costs....................................                            3,030,000      3,030     (1,978,196)
  Dividends on preferred stock:
    Beneficial conversion feature............             12,779,250                             (16,238,970)
    Stated dividends.........................                437,092                                (445,426)
  Common stock issued:
    Series A preferred conversion............  (4,647)   (12,779,250)   12,712,490     12,713     12,766,537
    Series B preferred conversion............                            3,036,592      3,037        596,963
    Dividends paid with common Stock.........               (437,092)      995,565        995        436,590
  Net loss...................................
                                               ------   ------------   -----------   --------   ------------   -----------
Balance, December 31, 2001...................      --   $         --    67,076,838   $ 67,077   $ 73,835,260   $        --
  Exercise of stock options and warrants.....                           14,989,873     14,991        657,794
  Stock issued under employee stock purchase
    and option plans.........................                            2,997,637      2,997        442,272
  Restricted stock issued to employees.......                            7,828,417      7,828        696,730
  Stock issued to Hewlett Packard............                            2,000,000      2,000         78,000
  Beneficial conversion feature of Series C
    Preferred Stock issued...................                                                      1,299,108
  Value assigned to warrants issued and
    modified in connection with the issuance
    of Series C
    Preferred Stock..........................                                                      1,911,613
  Value assigned to warrants and common
    shares issued in connection with the
    issuance of Series D Preferred Stock.....                           39,936,877     39,937      3,380,906
  Offering and registration costs............                            1,825,455      1,825       (548,532)
  Issuance of Series D Preferred Stock:
    Exchange of Series B and Series C
      Preferred Stock........................     513      3,195,916                               2,777,826
  Dividends on Preferred Stock:
    Value attributed to Beneficial conversion
      feature, shares and warrant:
      Series C...............................                                                     (3,210,721)
      Series D...............................     286      6,388,934                              (6,388,934)
      Stated dividend at 6%..................                                                        (39,945)
  Dividends on Preferred Stock paid with
    Common stock.............................                            7,872,583      7,873         (7,873)
  Series C Preferred Stock conversion into
    Common stock.............................                           15,991,980     15,992      1,840,674
    Net loss.................................
                                               ------   ------------   -----------   --------   ------------   -----------
Balance, December 31, 2002...................     799   $  9,584,850   160,519,660   $160,520   $ 76,724,178   $        --
                                               ======   ============   ===========   ========   ============   ===========


                                               ACCUMULATED
                                                (DEFICIT)        TOTAL
                                               ------------   ------------
Balance, January 1, 2000.....................  $(13,600,107)  $ 16,771,348
  Exercise of stock options and warrants.....                      814,118
  Stock issued under employee stock purchase
    plan.....................................                      196,652
  Issuance of stock options to service
    providers................................                      424,541
  Issuance of stock options to employees.....                           --
  Amortization of unearned stock
    compensation.............................                    1,898,684
  Proceeds from issuance of common stock,
    net......................................                   16,067,800
  Issuance of common stock for services......                    1,664,035
  Two-for-one stock split, March 2000 (Note
    7).......................................                           --
  Net loss...................................   (39,129,104)   (39,129,104)
                                               ------------   ------------
Balance, December 31, 2000...................   (52,729,211)    (1,291,926)
  Exercise of stock options and warrants.....                      696,821
  Stock and options issued under employee
    stock purchase and option plans..........                      377,174
  Amortization of unearned stock
    compensation.............................                      627,895
  Fair value adjustment, stock options to
    service providers........................                      (17,243)
  Partial conversion of convertible note.....                    3,807,813
  Issuance of warrants to Hewlett Packard....                    2,951,329
  Proceeds from issuance of common stock.....                    2,625,020
  Proceeds from issuance of preferred
    stock....................................                   16,238,970
  Offering, placement and registration
    costs....................................                   (1,975,166)
  Dividends on preferred stock:
    Beneficial conversion feature............                   (3,459,720)
    Stated dividends.........................                       (8,334)
  Common stock issued:
    Series A preferred conversion............                           --
    Series B preferred conversion............                      600,000
    Dividends paid with common Stock.........                          493
  Net loss...................................   (24,467,023)   (24,467,023)
                                               ------------   ------------
Balance, December 31, 2001...................  $(77,196,234)  $ (3,293,897)
  Exercise of stock options and warrants.....                      672,785
  Stock issued under employee stock purchase
    and option plans.........................                      445,269
  Restricted stock issued to employees.......                      704,558
  Stock issued to Hewlett Packard............                       80,000
  Beneficial conversion feature of Series C
    Preferred Stock issued...................                    1,299,108
  Value assigned to warrants issued and
    modified in connection with the issuance
    of Series C
    Preferred Stock..........................                    1,911,613
  Value assigned to warrants and common
    shares issued in connection with the
    issuance of Series D Preferred Stock.....                    3,420,843
  Offering and registration costs............                     (546,707)
  Issuance of Series D Preferred Stock:
    Exchange of Series B and Series C
      Preferred Stock........................                    5,973,742
  Dividends on Preferred Stock:
    Value attributed to Beneficial conversion
      feature, shares and warrant:
      Series C...............................                   (3,210,721)
      Series D...............................                           --
      Stated dividend at 6%..................                      (39,945)
  Dividends on Preferred Stock paid with
    Common stock.............................                           --
  Series C Preferred Stock conversion into
    Common stock.............................                    1,856,666
    Net loss.................................    (8,059,865)    (8,059,865)
                                               ------------   ------------
Balance, December 31, 2002...................  $(85,256,099)  $  1,213,449
                                               ============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                              THE VIALINK COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002

                                                              2000           2001          2002
                                                          ------------   ------------   -----------
Cash flows from operating activities:
  Net loss..............................................  $(39,129,104)  $(24,467,023)  $(8,059,865)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization......................     2,068,341      2,116,819     1,827,432
     Non-cash stock compensation........................     1,898,684        627,895       704,558
     Non-cash service costs for warrant and options
       issued to service providers......................     2,243,602      1,025,623            --
     Non-cash extraordinary loss on modification of
       debt.............................................            --      2,927,773            --
     Non-cash extraordinary gain on extinguishment of
       debt.............................................            --     (2,296,022)   (1,628,817)
     Non-cash interest expense on convertible debt......     3,083,116        497,733            --
     Professional fees paid with common shares..........     1,185,883             --            --
     Write-off of deferred offering costs and notes
       receivable.......................................       671,248             --            --
     Non-cash termination of lease obligation...........            --             --      (391,000)
     Increase (decrease) in cash for changes in:
       Accounts receivable, net.........................      (391,867)      (283,716)     (166,779)
       Prepaid expenses and other assets................       216,682        209,976       333,516
       Accounts payable and accrued liabilities.........     1,201,562      1,173,471    (1,773,014)
       Deferred revenue.................................       122,640        150,765      (228,946)
                                                          ------------   ------------   -----------
          Net cash used in operating activities.........   (26,829,213)   (18,316,706)   (9,382,915)
                                                          ------------   ------------   -----------
Cash flows from investing activities:
  Capital expenditures..................................    (1,053,369)      (514,211)     (187,793)
  Purchase of short-term investments....................    (1,524,698)            --            --
  Investment in note receivable.........................      (265,000)            --            --
  Proceeds upon maturity of short-term investments......     8,004,141             --            --
  Capitalized expenditures for software development.....      (589,888)            --            --
                                                          ------------   ------------   -----------
          Net cash provided by (used in) investing
            activities..................................     4,571,186       (514,211)     (187,793)
                                                          ------------   ------------   -----------
Cash flows from financing activities:
  Proceeds from exercise of stock options, stock
     purchase warrants and stock purchase plans.........     1,010,770      1,073,995       672,785
  Proceeds from issuance of preferred stock.............            --     17,279,250     7,303,465
  Proceeds from issuance of common stock................    16,067,800      2,625,020            --
  Offering, placement and registration costs............      (456,248)    (1,925,166)     (546,707)
  Payments for extinguishment of convertible debt.......            --       (500,000)           --
                                                          ------------   ------------   -----------
          Net cash provided by financing activities.....    16,622,322     18,553,099     7,429,543
                                                          ------------   ------------   -----------
Net increase (decrease) in cash and cash equivalents....    (5,635,705)      (277,818)   (2,141,165)
Cash and cash equivalents, beginning of year............     8,616,305      2,980,600     2,702,782
                                                          ------------   ------------   -----------
Cash and cash equivalents, end of year..................  $  2,980,600   $  2,702,782   $   561,617
                                                          ============   ============   ===========
Supplemental schedule of non-cash investing and
  financing activities:
  Vendors and severance paid with common stock..........  $         --   $         --   $   445,269
                                                          ============   ============   ===========
  Issuance of common stock for software development
     services...........................................  $    478,152   $         --   $        --
                                                          ============   ============   ===========
  Assets acquired under capital leases..................  $    134,163   $         --   $   413,606
                                                          ============   ============   ===========
  Preferred stock, dividends accrued, payable in-kind...  $         --   $      7,841   $        --
                                                          ============   ============   ===========
  Preferred stock, dividends, paid with common stock....  $         --   $    437,585   $    39,945
                                                          ============   ============   ===========
  Hewlett-Packard conversion of debt into common
     stock..............................................  $         --   $  3,807,813   $        --
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

                              THE VIALINK COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     General Description of Business -- We provide subscription-based, business-to-business electronic commerce services that enable food industry participants to more efficiently manage their highly complex supply chain information. Our services allow manufacturers, wholesalers, distributors, sales agencies (such as food brokers) and retailers to communicate and synchronize item, pricing and promotion information in a more cost-effective and accessible way than has been possible using traditional electronic and paper-based methods.

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

     Our clients and customers range from small, rapidly growing companies to large corporations in the consumer packaged goods and retail industries and are geographically dispersed throughout the United States.

     Basis of Presentation -- The financial statements include the accounts of the viaLink Company and its wholly owned subsidiary. In April 2000, we formed viaLink International, Inc., a wholly-owned subsidiary. viaLink International was a Delaware corporation formed to include our international operations. viaLink International was dissolved in 2002. Our consolidated financial statements include the accounts of viaLink International. All intercompany transactions and balances have been eliminated in consolidation.

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

     Our revenues are dependent on large implementation and subscription fees from a limited number of customers. In 2000, three customers individually accounted for 18, 13 and 11 percent of revenues. In 2001, three customers individually accounted for 9, 9 and 5 percent of revenues. In 2002, three customers individually accounted for 11, 9 and 5 percent of revenues. In 2000, 2001 and 2002, approximately 60, 33 and 32 percent, respectively, of our total revenues were attributable to five clients. We will continue to be

                              THE VIALINK COMPANY
dependent upon revenues from a limited number of customers until we achieve market penetration. During 2000, 2001 and 2002 our statement of operations includes provisions for bad debt of $159,000, $238,000 and $107,000 respectively. During 2000, 2001 and 2002 we wrote-off uncollectible accounts receivable of $42,000, $296,000 and $92,000, respectively.

     Furniture, equipment and leasehold improvements -- Furniture, equipment and leasehold improvements are stated at cost. Expenditures for repairs and maintenance are charged to expense as incurred. Upon disposition, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is reflected in operations for the period. We depreciate furniture and equipment using the straight-line method over their estimated useful lives ranging from 2 to 10 years. Leasehold improvements are amortized over the lease term using the straight-line method.

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

     Revenue Recognition -- Our revenues consist of recurring monthly subscription fees for customer use of the viaLink services and implementation fees. Contracts for customer use of the viaLink services are generally for periods ranging from one to three years, but are generally cancelable with 30 days notice. Implementation fees for the viaLink services are based on time and materials, are nonrefundable and are separately priced from the use of the viaLink services. Implementation costs consist primarily of labor by technical support personnel to configure customer data and establish a connection to the viaLink database. Implementation activities can range from a "basic" implementation that simply establishes a web browser interface to more involved activities where we assist a customer to modify the customer's systems and automate the connection. We have no obligation to perform any future implementation services and no additional implementation services are necessary upon renewal of the service by the customer. We recognize implementation fees and associated costs for the more involved implementation activities as the services are provided. Implementation fees and associated direct costs to provide basic implementations are deferred and recognized over the period the subscription-based viaLink services are provided. Implementation fees and associated direct costs for basic implementations are deferred because we do not have an objective basis to determine the fair value of the basic implementation services and they are essential to the viaLink services. The fair value of more involved implementation activities is established using a residual method and generally equals the amount charged by viaLink based on time and materials. We recognize subscription fees for customer use of the viaLink services as these services are provided. Revenues collected in advance and revenues dependent upon future performance criteria are deferred and recognized as earned and those performance criteria are met.

     In December 1999, the Securities and Exchange Commission staff (the "Staff") issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. As subsequently interpreted by the Staff through issuance of a document summarizing frequently asked questions and answers, the Staff has provided guidance on accounting for revenue from multiple-element arrangements that are not currently addressed by existing accounting pronouncements. In particular, the Staff has provided guidance that revenue should not be allocated among the elements unless the allocation is based on reliable, verifiable and objectively determinable fair values of the elements. The Staff's guidance also provides that if an undelivered element is essential to the functionality of a delivered element, no revenue allocated to the delivered element should be recognized until that undelivered element is delivered. We adopted SAB 101 in the fourth quarter of 2000, with retroactive effect to January 1, 2000. Prior to adoption of SAB 101, we recognized all implementation fees and associated costs as the services were provided. The cumulative effect of adopting SAB 101 was to increase both deferred revenues and

                              THE VIALINK COMPANY
deferred customer operations expense by approximately $107,000 as of January 1, 2000 with no impact on stockholders' equity.

     Development -- We incurred costs and expenses of approximately $6.9 million, $4.6 million and $2.1 million, for product development in 2000, 2001 and 2002, respectively. We capitalize certain of these costs, including interest, that are directly related to the development of software to be sold and software developed for internal use. Capitalization of costs for internal use software begins after the preliminary project stage and ends when the software is substantially complete and ready for its intended use. We also capitalize certain of these costs, including interest, for software to be sold beginning when technological feasibility has been established and ending when the product is available for customers. Capitalized software development costs are amortized using the straight-line method over the estimated useful life of three to five years and are subject to impairment evaluation in accordance with the provisions of SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

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

     Reclassifications -- Certain prior year amounts have been reclassified to conform to the 2002 financial statement presentation.

2.  LIQUIDITY AND GOING CONCERN

     We reported a substantial loss from operations for each of the fiscal years ended December 31, 2000, 2001 and 2002, and we expect to incur losses for the fiscal year ending December 31, 2003. The extent of these losses will depend primarily on the amount of revenues generated from implementations of and subscriptions to our viaLink services, which have not yet achieved significant market acceptance or market penetration and the amount of expenses incurred in generating these revenues. In order to achieve market penetration and acceptance we expect to continue our expenditures for development of our viaLink services. These expenses have substantially exceeded our revenues.

     Our delay in generating revenues creates a need for us to obtain additional capital in order for us to execute our current business plan successfully. The amount of capital will be dependent upon (a) our services achieving market acceptance, (b) the timing of additional customer signings, (c) our ability to sustain current decreased levels of spending, and/or (d) the amount of, if any, unanticipated expenditures. There can be no assurance as to whether, when or the terms upon which any such capital may be obtained. Any failure to obtain an adequate and timely amount of additional capital on commercially reasonable terms could have a material adverse effect on our business, financial condition and results of operations, including our viability as an enterprise.

     We currently have 300 million shares of common stock authorized for issuance by our stockholders. As of December 31, 2002, we have either issued or reserved nearly all of it for (a) future conversion of

                              THE VIALINK COMPANY
issued preferred stock and (b) exercises of issued warrants and stock options. For the last 24 months we have obtained working capital primarily from the sale and issuance of common stock, preferred stock or warrants. If the stockholders at the 2003 annual meeting of stockholders of the Company do not authorize additional shares of common stock for sale and issuance by us, this historical source of working capital will no longer be available to us.

     We have an accumulated deficit of $85.3 million as of December 31, 2002. We have historically funded operations with the proceeds from the sale of preferred and common stock. We have not generated positive cash flows from operations in 2000, 2001 and 2002 and do not believe the company will generate positive cash flows from operations until late in 2003 or after. In addition, we do not currently have any committed debt or equity financing that might be required to sustain operations through the balance of 2003, if necessary. These factors raise substantial doubt concerning our ability to continue as a going concern. The consolidated financial statements do not include any adjustments related to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue operating as a going concern.

3.  FURNITURE, EQUIPMENT, LEASEHOLD IMPROVEMENTS AND SOFTWARE DEVELOPMENT COSTS

     Furniture, equipment and leasehold improvements at December 31, 2001 and 2002 consisted of the following:

                                                                2001          2002
                                                             -----------   -----------
Furniture and fixtures.....................................  $   159,909   $   159,909
Computer equipment.........................................    2,235,865     2,760,524
Computer software..........................................    2,228,352     2,244,589
Leasehold improvements.....................................           --        32,675
                                                             -----------   -----------
                                                               4,624,126     5,197,697
Less: accumulated depreciation and amortization............   (3,173,739)   (4,414,827)
                                                             -----------   -----------
Furniture, equipment and leasehold improvements, net.......  $ 1,450,387   $   782,870
                                                             ===========   ===========

     Computer equipment in 2002 included $413,606 of assets under capital leases and no amounts as of December 31, 2001. Accumulated amortization for assets under capital leases at December 31, 2002 was $68,934.

     We incurred total costs of approximately $6.9 million, $4.6 million and $2.1 million for development of software in 2000, 2001 and 2002, respectively. We capitalized $0.6 million of these costs for development of software in 2000 and no amounts were capitalized in 2001 or 2002. Interest capitalized during 2000 was not material. Amortization of developed software during 2000, 2001 and 2002 was $0.5 million, $0.6 million and $0.6 million, respectively. Accumulated amortization at December 31, 2001 and 2002 was $2.3 million and $2.9 million, respectively.

                              THE VIALINK COMPANY

4.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses at December 31, 2001 and 2002 consisted of the following:

                                                                 2001         2002
                                                              ----------   ----------
Accounts payable............................................  $1,223,577   $  423,820
Accrued employee compensation...............................     844,372      663,361
Accrued rent and other occupancy expenses...................          --      101,556
Accrued lease, services and other, Hewlett-Packard..........     680,854           --
Accrued lease termination expenses, real estate.............     591,940           --
Accrued lease termination expenses, Hewlett-Packard.........   1,798,000           --
Accrued professional fees and contract labor................      55,000       85,591
Other accrued expenses......................................     417,614       18,929
                                                              ----------   ----------
Total accounts payable and accrued liabilities..............  $5,611,357   $1,293,257
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

     At the time of this settlement, we also entered into a lease let-out agreement with Hewlett-Packard which provided for our continued obligation for certain assets leased from Hewlett-Packard under operating leases. These assets were not being used by the company and we agreed to allow Hewlett-Packard to sell these assets and reduce the amounts due under the let-out agreement. The total lease obligation of $1.8 million was accrued at December 31, 2001 as a component of the extraordinary gain recorded in 2001. During September 2002, we entered into a Second Global Amendment Agreement with Hewlett-Packard. Under this agreement, we agreed to pay Hewlett-Packard $350,000 and to issue to Hewlett-Packard 2.0 million shares of our common stock in exchange for forgiveness of approximately $2.1 million representing all amounts outstanding, including the lease let-out entered into in 2001. This agreement resulted in recording an extraordinary gain of $1.6 million for the extinguishment of debt recorded in 2002. The gain represents the outstanding amounts less the cash paid and the fair value of the common shares issued. Additionally, we modified the payment terms under an existing lease for equipment under lease which is recorded as a capital lease at December 31, 2002. The modified terms require payments totaling $480,000 over a period of 24 months.

6.  ALLIANCE AGREEMENTS

     On May 3, 1999, we entered into an agreement with Cap Gemini Ernst & Young LLP (CGEY), pursuant to which CGEY provided us with consulting and integration services and sales and marketing support, to assist in the development and market penetration of our viaLink services. In connection with this agreement, we issued CGEY a warrant to purchase up to 1,000,000 shares of our common stock at a price of $2.00 per share contingent upon our ability to register the common stock underlying the warrant agreement. Additionally, we agreed to pay a royalty of 7.0% of our service revenues to CGEY for a period of two years and, in the event that at least ten "significant clients" of CGEY become subscribers to our services during this two year period, we would have been obligated to continue this royalty payment in perpetuity. CGEY will not receive any royalties for services we provide to clients subject to the reporting requirements of the federal securities laws for which it serves as the principal independent auditor. As of the date of the issuance of the warrant, the warrant conversion price was below the fair value of our stock. The fair value of this warrant was recorded as an asset and an increase in additional paid in capital of $1.9 million. The fair value of the warrant at the measurement date was determined using a Black-Scholes option pricing model with the following assumptions: interest rate (zero-coupon U.S. government issued

                              THE VIALINK COMPANY
with a remaining life equal to the expected term of the warrant) of 6.0%; a dividend yield of 0%; volatility factor of the expected market price of our common stock of 100.4%; and weighted-average expected life of the warrant of 1.5 years. The asset was amortized over the service period as non-cash charges to our statement of operations. On August 9, 1999, CGEY exercised warrants to purchase 250,000 shares of common stock resulting in gross proceeds received by us of $500,000. On November 10, 1999, CGEY exercised warrants to purchase the remaining 750,000 shares of common stock resulting in gross proceeds received by us of $1.5 million. During 2000, royalties under this agreement totaled $96,000 and are included in selling and marketing expense. Effective May 2001, we terminated our agreements with CGEY.

     On October 12, 1999, we entered into a strategic relationship with i2 Technologies, Inc. ("i2"), the primary focus of which was to integrate the products and services of our two companies and to extend the solutions across multiple industries. i2 will use our syncLink services to provide product, price and promotion information to facilitate business processes between trading partners using an Internet-accessible shared database. Our two companies agreed to develop joint sales and marketing programs, and develop enhancements to the viaLink services. Additionally, i2 invested $5.0 million in us in exchange for 895,536 shares of viaLink common stock and a warrant to purchase up to an additional 746,268 shares of common stock at $6.70 per share, representing a twenty percent (20%) premium over the market price of the stock at the time of the agreement. The initial term of the agreement was to expire on December 31, 2003. The fair value of this warrant was recorded as an asset and an increase in additional paid-in capital and resulted in non-cash charges to our statement of operations during the term of the agreement. The fair value of the warrant at the measurement date was determined using a Black-Scholes option pricing model with the following assumptions: interest rate (zero-coupon U.S. government issued with a remaining life equal to the expected term of the warrant) of 5.91%; a dividend yield of 0%; volatility factor of the expected market price of our common stock of 101.6%; and weighted-average expected life of the warrant of
2.0 years. Additionally we agreed to pay i2 a royalty of five percent (5%) of the syncLink and Chain Pricing subscription revenues during the period the agreement is in place. We also agreed to pay a royalty, in addition to the five percent, based upon subscription revenues received from new customers with whom i2 had "significant involvement" in the sales process. i2 agreed to pay us a royalty based upon revenues i2 received from providing syncLink and Chain Pricing services outside of the consumer packaged goods industry. During 2000, royalties under this agreement totaled $26,000 and are included in selling and marketing expense. Effective January 29, 2001, we terminated our agreements with i2.

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

                              THE VIALINK COMPANY

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

     A reconciliation of the numerator and the denominator used in the calculation of earnings (loss) per share is as follows:

                                                  FOR THE YEAR ENDED DECEMBER 31,
                                             ------------------------------------------
                                                 2000           2001           2002
                                             ------------   ------------   ------------
Basic:
  Net loss applicable to common stock......  $(39,129,104)  $(41,151,419)  $(17,699,465)
  Weighted average common shares
     outstanding...........................    20,732,411     33,805,389    103,731,119
                                             ------------   ------------   ------------
          Net loss per share...............  $      (1.89)  $      (1.22)  $      (0.17)
                                             ============   ============   ============
Diluted:
  Net loss applicable to common stock......  $(39,129,104)  $(41,151,419)  $(17,699,465)
  Weighted average common shares
     outstanding...........................    20,732,411     33,805,389    103,731,119
  Add: Net effect of dilutive potential
     shares................................            --             --             --
                                             ------------   ------------   ------------
                                               20,732,411     33,805,389    103,731,119
          Net loss per share...............  $      (1.89)  $      (1.22)  $      (0.17)
                                             ============   ============   ============

                              THE VIALINK COMPANY

     For the year ended December 31, 2002, options to purchase 15,158,350 shares at a weighted average exercise price of $2.90, 90.4 million shares of common stock to be issued upon the conversion of our Series D Preferred Stock at a conversion price of $0.12 per share and warrants to purchase common shares at exercise prices in the following table were outstanding, but were not included in the computation of diluted earnings per share because the effect of these outstanding options, stock issuable upon conversion of Preferred Stock and warrants would be antidilutive.

                                                             UNDERLYING
                                                            COMMON SHARES   EXERCISE PRICE
                                                            -------------   --------------
100,000...................................................                      $ 0.15
 50,000...................................................                        0.30
 59,029...................................................                       10.16

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

8.  STOCK OPTION AND STOCK PURCHASE PLANS

     Stock Purchase Plan -- We established The viaLink Company Employee Stock Purchase Plan on April 1, 1997. At our 1999 annual meeting our stockholders approved the adoption of the 1999 Employee Stock Purchase Plan which replaced the predecessor Employee Stock Purchase Plan as of July 1, 1999. The 1999 Stock Purchase Plan provides eligible employees of viaLink with the opportunity to acquire a proprietary interest in viaLink through participation in a payroll deduction based employee stock purchase plan designed to operate in compliance with Section 423 of the Internal Revenue Code. The price will be 85 percent of the per share fair market value on either the granting date or the exercise date, whichever market value is lower. The number of shares of common stock authorized and reserved for issuance under

                              THE VIALINK COMPANY
the Plan is 800,000 shares. For the years ended December 31, 2000, 2001 and 2002: 42,561, 191,250 and 157,158 shares, respectively, of common stock have been purchased under the stock purchase plan.

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

     We have reserved 21,000,000 shares of our common stock for issuance over the ten year term of the 1999 Plan, including shares initially reserved under the predecessor plans. This share reserve will automatically be increased on the first trading day of each calendar year, beginning with the 2000 calendar year, by an amount equal to 5% of the shares of common stock outstanding on the last trading day of the immediately preceding calendar year, but in no event will such annual increase exceed 500,000 shares. Options may be granted under the 1999 Plan at an exercise price per share not less than the fair market value per share of common stock on the option grant date.

     We apply SFAS No. 123, "Accounting for Stock Based Compensation as amended by SFAS No. 148, "Accounting for Stock Based Compensation -- Transition and Disclosure" and related interpretations in accounting for our stock options granted to non-employee consultants and service providers. The fair value of the options granted are recorded as an operating expense and an increase in additional paid in capital over the term of the service agreement. The fair value of each option grant was determined using Black-Scholes option pricing model with the following assumptions used during 2000: interest rate (zero-coupon U.S. government issued with a remaining life equal to the expected term of each option) of 6.34%; a dividend yield of 0%; volatility factors of the expected market price of our common stock ranging from 101% to 156%; and weighted-average expected life ranging from 1.5 to 2.5 years. During 2000, we granted options to purchase 30,000, 16,000, 10,000, 50,000 and 74,000 shares at exercise prices per share of $8.31, $8.91, $9.06, $17.50 and $40.25, respectively. The expense recorded for these options is based upon the fair value for each grant at each financial statement date until the measurement date occurs. Stock compensation expense included in the statement of operations for all grants to non-employee consultants is included in the table below.

                              THE VIALINK COMPANY

     We apply APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for our employee stock options. APB No. 25 requires compensation expense be recorded for any excess of the market value of the underlying stock over the option price on the measurement date. During May 1999, we granted options for 2,540,000 and 360,000 shares at exercise prices per share of $3.61 and $3.13, respectively, compared to the market price of $4.25 on the date of grant. The excess of the market value over the exercise price was amortized over the vesting period. The exercise price equaled the market price at the date of grant for all other option grants during 2000, 2001 and 2002. Stock compensation expense included in the statement of operations for these grants representing the portion of the service period in 2000 and 2001 is included in the table below:

                                                         2000        2001       2002
                                                      ----------   --------   --------
Stock-based compensation included in the
  determination of net income:
  Non-employee consultants and service providers....  $  425,000   $  3,000   $     --
  Employees.........................................  $1,898,684   $627,895   $704,558

     Pro forma information regarding net income and earnings per share is required by and has been determined as if we had accounted for its employee stock options under the fair value method defined by SFAS No. 123 and amended by SFAS No. 148. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for fiscal years ended December 31,:

                                                 2000           2001          2002
                                             ------------   ------------   ----------
Interest rates, (Zero-coupon U.S.
  Government Bonds issued with remaining
  life equal to expected term of options...  5.6% to 6.3%       4.5%          2.5%
Dividend yields............................       0%             0%            0%
Volatility factors of our common stock.....  112% to 157%   150% to 177%      143%
Weighted average expected life.............   2.5 years      2.5 years     2.5 years
Resulting weighted average grant date fair
  value....................................     $12.45         $0.50         $0.09
Additional expense under fair value
  method...................................  $26,812,436    $20,422,032    $9,220,071

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

     Our historical and pro forma information is as follows for the years ended December 31:

                                                 2000           2001           2002
                                             ------------   ------------   ------------
Net loss applicable to common stock, as
  reported.................................  $(39,129,104)  $(41,151,419)  $(17,699,465)
Pro forma-diluted..........................  $(65,941,540)  $(61,573,451)  $(26,919,536)
Net loss per share-diluted, as reported....  $      (1.89)  $      (1.22)  $      (0.17)
Pro forma-diluted..........................  $      (3.18)  $      (1.82)  $      (0.25)

                              THE VIALINK COMPANY

     A summary of our stock option activity and related information follows for the years ended December 31, 2000, 2001 and 2002:

                                                                              WEIGHTED
                                                              NUMBER OF       AVERAGE
                                                                SHARES     EXERCISE PRICE
                                                              ----------   --------------
Outstanding at December 31, 1999............................  10,439,692       $ 4.35
  Granted...................................................   2,494,000        17.44
  Exercised.................................................    (582,804)        1.36
  Canceled..................................................  (1,161,168)        9.37
                                                              ----------
Outstanding at December 31, 2000............................  11,189,720         6.90
  Granted...................................................   6,011,370         0.68
  Exercised.................................................    (124,480)        1.57
  Canceled..................................................  (2,262,579)        9.08
                                                              ----------
Outstanding at December 31, 2001............................  14,814,031         4.23
  Granted...................................................   3,700,000         0.12
  Exercised.................................................          --           --
  Canceled..................................................  (3,355,681)        5.70
                                                              ----------
Outstanding at December 31, 2002............................  15,158,350       $ 2.90
                                                              ==========       ======

                              THE VIALINK COMPANY

     The following table summarizes information about stock options outstanding at December 31, 2002:

                                         OPTIONS OUTSTANDING            OPTIONS EXERCISABLE
                                  ----------------------------------   ----------------------
                                                WEIGHTED   WEIGHTED                  WEIGHTED
                                                AVERAGE     AVERAGE                  AVERAGE
RANGE OF                                        EXERCISE   REMAINING                 EXERCISE
EXERCISE PRICE                    OUTSTANDING    PRICE       LIFE      EXERCISABLE    PRICE
--------------                    -----------   --------   ---------   -----------   --------
$0.12...........................   3,700,000     $ 0.12    9.6 years           --     $ 0.12
$0.25 to $0.27..................   3,861,050     $ 0.26    8.6 years    2,574,033     $ 0.26
$0.45...........................       3,936     $ 0.45    3.2 years        3,936     $ 0.45
$0.59...........................     144,000     $ 0.59    8.6 years       72,000         --
$0.75 to $0.83..................   2,455,814     $ 0.76    5.6 years    2,455,814     $ 0.79
$0.97 to $1.04..................     393,600     $ 1.04    7.5 years      393,600     $ 0.97
$1.60...........................      11,000     $ 1.60    8.5 years       11,000     $ 1.60
$2.25...........................      60,000     $ 2.25    6.0 years       60,000     $ 2.25
$2.94 to $3.13..................     121,000     $ 2.94    7.4 years      121,000     $ 2.94
$3.46 to $3.82..................   2,080,250     $ 3.65    6.0 years    2,080,250     $ 3.65
$5.56 to $6.06..................     600,000     $ 5.78    7.0 years      500,000     $ 5.83
$8.91...........................     353,000     $ 8.91    7.7 years      117,667     $ 8.91
$10.06..........................      97,500     $10.06    7.4 years       97,500     $10.06
$14.13 to $15.22................     879,000     $15.06    7.0 years      795,667     $15.14
$17.50..........................     210,000     $17.50    7.0 years      140,000     $17.50
$40.25..........................     188,200     $40.25    7.2 years      125,467     $40.25
                                  ----------                            ---------     ------
At December 31, 2002............  15,158,350                            9,547,934     $ 2.90
                                  ==========                            =========     ======
At December 31, 2001............  14,814,031                            8,392,771     $ 4.23
                                  ==========                            =========     ======
At December 31, 2000............  11,189,720                            4,598,579     $ 3.77
                                  ==========                            =========     ======

9.  INCOME TAXES

     The differences in federal income taxes at the statutory rate and the provision for income taxes for the years ended December 31, 2000, 2001, and 2002 are as follows:

                                                   2000          2001          2002
                                               ------------   -----------   -----------
Income tax expense (benefit) at federal
  statutory rate.............................  $(13,303,895)  $(8,318,788)  $(2,740,354)
State income taxes...........................    (1,565,164)     (978,681)     (322,395)
Reduction of valuation allowance credited to
  Additional paid-in capital.................            --     1,296,938       267,732
Benefit of net operating loss carryforwards
  not Recognized.............................    14,766,373     7,356,540     2,463,020
Change in valuation allowance for current
  year temporary differences.................            --       624,509       326,706
Other........................................       102,686        19,482         5,291
                                               ------------   -----------   -----------
Provision for income taxes...................  $         --   $        --   $        --
                                               ============   ===========   ===========

                              THE VIALINK COMPANY

     Deferred tax assets (liabilities) are comprised of the following:

                                                                  DECEMBER 31,
                                                           ---------------------------
                                                               2001           2002
                                                           ------------   ------------
Deferred tax assets:
  Allowance for doubtful accounts........................  $     38,000   $     43,700
  Compensated absences...................................        85,813         81,192
  Tax credit carryforwards...............................        30,178         41,133
  Depreciation and amortization..........................       213,893        316,708
  Net operating loss carryforwards.......................    26,905,929     29,368,949
                                                           ------------   ------------
                                                             27,273,813     29,851,682
Deferred tax liabilities:
  Deferred service fees..................................            --             --
  Discount on long-term debt.............................            --             --
  Software development costs.............................      (378,838)      (156,027)
  Depreciation and amortization..........................            --             --
                                                           ------------   ------------
Net deferred tax asset, before valuation allowance.......    26,894,975     29,695,655
Valuation allowance......................................   (26,894,975)   (29,695,655)
                                                           ------------   ------------
Net deferred tax asset...................................  $         --   $         --
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

     Our tax deduction for stock-based compensation in 2000, 2001 and 2002 exceeds the cumulative expense for those options and warrants recognized for financial reporting purposes by approximately $7.6 million. This excess deduction is a component of the net operating loss carryforwards for which a deferred tax asset and corresponding valuation allowance of approximately $2.9 million have been recognized at December 31, 2002. When the net operating loss carryforwards are utilized for financial reporting purposes, this portion of the benefit will be credited directly to additional paid in capital.

     At December 31, 2002, we had net operating loss ("NOL") carryforwards for federal and state purposes of approximately $77.2 million and $77.7 million, respectively. The Federal and State NOL carryforwards begin to expire in 2011.

     SFAS 109 requires that we record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax asset depends on our ability to generate sufficient taxable income in the future. We have recognized a full valuation allowance for the amount of net deferred tax asset at December 31, 2001 and 2002 since the we resemble a development stage company and have no history of profitability.

     Our ability to utilize the NOL carryforward to reduce future taxable income may be limited upon occurrence of certain capital stock transactions during any three-year period resulting in an aggregate ownership change of more than 50%.

                              THE VIALINK COMPANY

10.  COMMITMENTS AND CONTINGENCIES

     We lease our office and storage space under operating leases. The terms range from month-to-month up to ten years and include options to renew. We also lease office and computer equipment under various non-cancelable lease agreements. Total rental expense in 2000, 2001 and 2002 for all leases was $1,039,000, $1,705,000 and $1,120,000, respectively.

     Future minimum lease payments under non-cancelable operating leases at December 31, 2002 follows:

                                                               OPERATING
                                                                 LEASES
                                                               ----------
2004........................................................   $  531,000
2005........................................................      531,000
2006........................................................      531,000
2007........................................................      442,000
Thereafter..................................................           --
                                                               ----------
Future minimum lease payments...............................   $2,035,000
                                                               ==========

     We previously had a lease for our previous corporate headquarters under a ten-year lease expiring on June 30, 2006. We had subleases for approximately 18,000 square feet of the 30,000 square foot office facility for monthly rental payments of approximately $18,500. During 2001, we recognized an expense equal to our remaining obligation for abandoning this property of approximately $592,000. In 2002, we successfully terminated our lease in exchange for $100,000 in cash and $100,000 in our common stock. We removed all obligations previously recorded related to this agreement resulting in a gain of $391,000 recorded in 2002.

11.  RETIREMENT PLAN

     We have a profit sharing plan (the "Plan") for certain eligible employees who have attained the age of 18 and completed one year of service. Under the Plan, employer contributions are made at management's discretion. Participants may contribute up to 6% of earnings as eligible contributions and up to 15% of earnings in total for any Plan year. Our discretionary matching percentage is up to 100% of each participant's total eligible contributions for a year. The Company made no contributions in 2000, 2001 or 2002.

12.  PREFERRED STOCK

     On February 2 -- 7, 2001 we entered into a series of agreements pursuant to which investors paid us an aggregate of $10,018,250 in consideration for (1) 3,643 shares of our Series A Convertible Participating Preferred Stock convertible into shares of our common stock at an initial conversion price of $2.75 per share and (2) Series A Warrants to purchase up to 3,643,000 shares of our common stock at initial exercise price of $3.75 per share. On March 30, 2001, we received approval of our stockholders with respect to the issuance as required by NASD Rule 4350. The conversion price of the Series A Preferred Stock is subject to certain adjustments. On September 30, 2001, the conversion price of the Series A Preferred Stock was adjusted per the terms of our Certificate of Designation to $1.925 per share.

     After the May 29, 2001, effectiveness of the registration statement covering the resale of the underlying common stock, one of the investors (1) received a Series B Warrant to purchase up to 666,667 shares of our common stock at an initial exercise price of $3.00 per share and (2) invested an additional $1,999,250 in consideration for 727 shares of preferred stock and a Series A Warrant to purchase up to 727,000 shares of our common stock. In July 2001 we entered into transactions with the

                              THE VIALINK COMPANY
holder of the Series B Warrants pursuant to which the terms of the Series B Warrants were modified and the outstanding Series B Warrants were subsequently exercised. After the above-described transaction, no Series B Warrants remain outstanding.

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

     On November 7, 2001 we filed a prospectus supplement, pursuant to which, we offered 150 Shares of our Series B Convertible Preferred Stock and Warrants to purchase 2,500,000 shares of our common stock to SDS Merchant Fund, L.P. ("SDS"). The Series B Convertible Preferred Stock, par value $.001 per share, is convertible into shares of our common stock in the manner, and upon the terms, provisions and conditions set forth in the Certificate of Designation of the Preferred Stock. The conversion price of the Series B Convertible Preferred Stock is subject to certain adjustments under the terms of the Certificate of Designation. The proceeds from issuance of the Series B Convertible Participating Preferred Stock and Warrant issued to SDS have been allocated to each instrument based on their relative fair values. Additionally, the Series B Convertible Preferred Stock includes a beneficial conversion ratio at the issuance date. The fair value of the Warrants and the intrinsic value of the beneficial conversion ratio, limited to the amount of proceeds, has been deemed a dividend to holders of the Preferred Stock and has been considered a non-cash dividend to the Series B Convertible Preferred Stock shareholders recorded at the date of issuance and is included in the determination of net loss applicable to common stock for 2001. During 2001, SDS converted $600,000 of Series B Preferred Stock into 3.0 million shares of common

                              THE VIALINK COMPANY
stock. At December 31, 2001, $900,000 Series B Convertible stock remained outstanding and immediately convertible into common stock at the option of the holder.

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

     The Certificate of Designation for the Series B and Series C Preferred stock includes certain provisions and conditions for redemption if certain significant events occur, including a change of control. The provisions allow the holders to redeem the Preferred Stock for the greater of the liquidation preference or the product of the number of shares issuable at the current market price and the Closing Bid Price of the Common Stock on the trading day immediately preceding an event that causes redemption. As such we classified the amounts as redeemable preferred stock on the balance sheet at December 31, 2001 and the amounts were excluded from the calculation of stockholders' equity until converted into common stock.

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

                              THE VIALINK COMPANY

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

     The second closing of approximately 112 shares of Series D Convertible Preferred Stock is contingent upon the effectiveness of the registration statement covering the underlying common shares. The second closing yielded proceeds to the company of approximately $1.26 million.

                              THE VIALINK COMPANY

13.  SELECTED QUARTERLY DATA

     Selected unaudited quarterly data are as follows:

                                                          2002
                                 -------------------------------------------------------
                                  MARCH 31,       JUNE 30,      SEPT. 30,     DEC. 31,
                                 ------------   ------------   -----------   -----------
Revenues.......................  $    960,480   $  1,103,693   $ 1,144,951   $ 1,277,123
Loss from operations...........    (2,710,594)    (2,311,173)   (3,030,403)   (1,636,512)
Extraordinary loss on
  modification of debt.........            --             --            --            --
Extraordinary gain on
  extinguishment of debt.......            --             --     1,628,817            --
Net loss.......................    (2,710,594)    (2,311,173)   (1,401,586)   (1,636,512)
Net loss applicable to common
  stock........................    (5,934,630)    (2,324,488)   (7,803,835)   (1,636,512)
  Net loss applicable to common
     stock per share...........  $      (0.09)  $      (0.03)  $     (0.08)  $     (0.01)

                                                          2001
                                 -------------------------------------------------------
                                  MARCH 31,       JUNE 30,      SEPT. 30,     DEC. 31,
                                 ------------   ------------   -----------   -----------
Revenues.......................  $  1,081,398   $    875,577   $   744,939   $   750,578
Loss from operations...........    (7,467,237)    (7,291,311)   (5,939,526)   (2,760,110)
Extraordinary loss on
  modification of debt.........            --     (2,927,773)           --            --
Extraordinary gain on
  extinguishment of debt.......            --             --            --     2,296,022
Net loss.......................    (7,569,433)   (10,394,755)   (6,011,363)     (491,472)
Net loss applicable to common
  stock........................   (18,279,309)   (12,717,983)   (6,158,824)   (3,995,303)
  Net loss applicable to common
     stock per share...........  $      (0.80)  $      (0.51)  $     (0.21)  $     (0.07)

                               INDEX TO EXHIBITS

   4.1(1)            Form of Certificate of Common Stock
   4.2(2)            Form of Series A Warrant
   4.3(3)            Form of Series D Convertible Preferred Stock
   4.4(4)            Form of Purchase Agreement for Series D Convertible
                     Preferred Stock
   4.5(4)            Certificate of Designations relating to Series D Convertible
                     Preferred Stock
   4.6(4)            Form of Series D Warrant
   4.7(4)            Form of Registration Rights Agreement
   4.8(5)            Form of Second Global Amendment Agreement entered into by
                     and between Hewlett-Packard Company and the Registrant
   4.11(3)           Series D Convertible Preferred Stock Purchase Agreement
                     Dated as of September 30, 2002, among the Registrant and
                     Certain Purchasers
   4.12(3)           Series D Convertible Preferred Stock Purchase Agreement
                     Dated as of September 30, 2002, among the Registrant and
                     Certain Purchasers
  10.1(3)            Form of Service Agreement
  10.2(6)            Separation Agreement entered into by and between Robert N.
                     Baker and the Registrant
  10.3(6)            Separation and Consulting Agreement entered into by and
                     between Mark Bromberg and the Registrant
  10.4(6)            Termination of Executive Security Agreement entered into by and between Brian M. Carter and the Registrant
  10.5(6)            Amendment to Employment Agreement and Termination of
                     Executive Security Agreement entered into between William P.
                     Creasman and the Registrant
  10.6(6)            Separation Agreement entered into between David M. Lloyd and the Registrant
  10.7(3)            Release Agreement entered into between Edmond, Oklahoma,
                     landlord and the Registrant ending all obligations for the
                     Registrant's former offices
  10.8(3)            Amendment to Employment Agreement between Brian M. Carter
                     and the Registrant
  10.9(7)            Termination of Employment Agreement between Lewis B.
                     Kilbourne and the Registrant
  10.10(7)           Separation Agreement between Chris Riley and the Registrant
  10.11(3)           Amendment to Employment Agreement between Robert I. Noe and the Registrant
  10.12(3)           Amendment to Employment Agreement between Jack Scott and the
                     Registrant
  10.13(8)           Employment Agreement between Jack Scott and the Registrant
  23                 Consent of KPMG LLP
  99.1               Certification of Chief Executive Officer pursuant to 18
                     U.S.C. Section 1350
  99.2               Certification of Chief Financial Officer pursuant to 18
                     U.S.C. Section 1350

---------------

(1) Incorporated herein by reference to the Registrant's Registration Statement on Form 8-A/A Amendment No. 2 filed under Section 12(g) of the Exchange Act on June 21, 2000.

(2) Incorporated by reference herein to the Registrant's Current Report on Form 8-K dated February 7, 2001.

(3) Incorporated herein by reference to the Registrant's Registration Statement on Form S-2/A Amendment No. 2 filed on January 23, 2003.

(4) Incorporated by reference herein to the Registrant's Current Report on Form 8-K dated October 2, 2002.

(5) Incorporated by reference herein to the Registrant's Current Report on Form 8-K dated September 5, 2002.

(6) Incorporated by reference herein to the Registrant's Quarterly Report on Form 10-QSB for the period ending June 30, 2002.

(7) Incorporated by reference herein to the Registrant's Quarterly Report on Form 10-QSB for the period ending September 30, 2001.

(8) Incorporated by reference herein to the Registrant's Annual Report on Form 10-KSB for the fiscal year ending December 31, 2000.