Form 10QSB
period 2003-03-31
VIALINK CO
filed 2003-05-15
CIK 1017137

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

                  For the quarterly period ended March 31, 2003

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


    Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes [X] No [ ]

    As of March 31, 2003, the last business day of the registrant's most recently completed fiscal quarter, the aggregate market value of the voting common stock of the registrant held by non-affiliates of the registrant (affiliates for these purposes being Registrant's directors, executive officers and holders of more than 5% of Registrant's common stock on such date) computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity on that date was $17.7 million. As of May 12, 2003, the issuer had 176,663,306 outstanding shares of Common Stock.



================================================================================

                         PART 1 -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               THE VIALINK COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      DECEMBER 31, 2002 AND MARCH 31, 2003

                                                                               DECEMBER 31,      MARCH 31,
                                                                                   2002            2003
                                                                               ------------    ------------
                                                                                                (UNAUDITED)
                                           ASSETS
Current assets:
  Cash and cash equivalents ................................................   $    561,617    $    228,911
  Accounts receivable -- trade, net of allowance for
     doubtful accounts of $115,000 in 2002 and $92,000 in 2003 .............        965,158         570,767
  Prepaid expenses and other current assets ................................        156,503         145,605
                                                                               ------------    ------------
          Total current assets .............................................      1,683,278         945,283
Furniture, equipment and leasehold improvements, net .......................        782,870         561,034
Software development costs, net ............................................        410,598         264,012
Other assets ...............................................................         60,197          60,197
                                                                               ------------    ------------
          Total assets .....................................................   $  2,936,943    $  1,830,526
                                                                               ============    ============

             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable and accrued liabilities .................................   $  1,293,257    $  1,075,721
  Deferred revenues ........................................................         44,459          39,334
  Current portion of capital lease obligations .............................        148,758         203,667
                                                                               ------------    ------------
          Total current liabilities ........................................      1,486,474       1,318,722
Long-term liabilities:
  Capital lease obligations, less current portion ..........................        237,020         173,621
                                                                               ------------    ------------
          Total liabilities ................................................      1,723,494       1,492,343

Stockholders' equity (deficit):
  Common stock, $.001 par value; 300,000,000 shares authorized;
    160,519,660 and 176,663,306 shares issued and outstanding at
    December 31, 2002 and March 31, 2003, respectively .....................        160,520         176,663
  Series D Preferred stock, $.001 par value; 10,000,000 shares authorized; 799 and 841 shares issued and outstanding at
    December 31, 2002 and March 31, 2003 respectively.......................      9,584,850      10,094,850
  Additional paid-in capital ...............................................     76,724,178      77,446,534
  Accumulated deficit ......................................................    (85,256,099)    (87,379,864)
                                                                               ------------    ------------
          Total stockholders' equity (deficit) .............................      1,213,449         338,183
                                                                               ------------    ------------
          Total liabilities and stockholders' equity (deficit) .............   $  2,936,943    $  1,830,526
                                                                               ============    ============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                               THE VIALINK COMPANY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2003
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED MARCH 31,
                                                     --------------------------------
                                                          2002              2003
                                                     --------------    --------------

Revenues .........................................   $      960,480    $      840,531
Operating expenses:
  Customer operations ............................        1,468,965           983,966
  Development ....................................          570,420           537,889
  Selling and marketing ..........................          580,202           528,222
  General and administrative .....................          709,649           692,383
  Depreciation and amortization ..................          341,838           221,836
                                                     --------------    --------------
          Total operating expenses ...............        3,671,074         2,964,296
                                                     --------------    --------------
Loss from operations .............................       (2,710,594)       (2,123,765)
Interest expense, net ............................               --                --
                                                     --------------    --------------
Net loss .........................................       (2,710,594)       (2,123,765)
  Dividends on preferred stock:
   Value of warrants and beneficial conversion ...       (3,210,721)       (1,260,000)
   Stated dividend at 6%, Series A Preferred
     Stock .......................................          (13,315)               --
                                                     --------------    --------------
Net loss applicable to common stock ..............   $   (5,934,630)   $   (3,383,765)
                                                     ==============    ==============
Net loss applicable to common stock
  per common share --
    Basic and diluted ............................   $        (0.09)   $        (0.02)
                                                     ==============    ==============
Weighted average common shares outstanding --
    Basic and diluted ............................       68,373,159       167,118,321
                                                     ==============    ==============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                               THE VIALINK COMPANY

       CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                    FOR THE THREE MONTHS ENDED MARCH 31, 2003
                                   (UNAUDITED)

                                                     PREFERRED STOCK                  COMMON STOCK
                                              ----------------------------    ----------------------------
                                                 SHARES          AMOUNTS         SHARES          AMOUNTS
                                              ------------    ------------    ------------    ------------

Balance, December 31, 2002 ................            799    $  9,584,850     160,519,660    $    160,520
  Stock issued under employee
    stock purchase and option plans ......  .                                       57,750              58
  Proceeds from issuance of Series D
    Preferred Stock .......................
  Value assigned to warrants and common
    shares issued in connection with the
    issuance of Series D Preferred Stock ..                        648,823       9,835,896           9,835
  Offering and registration costs .........
  Dividends on Preferred Stock:
    Value attributed to Beneficial
      conversion feature, shares and
      warrant on Series D Preferred
      Stock ...............................            105         611,177
  Series D Preferred Stock conversion
    into Common Stock .....................            (63)       (750,000)      6,250,000           6,250
    Net loss ..............................
                                              ------------    ------------    ------------    ------------
Balance, March 31, 2003 ...................            841    $ 10,094,850     176,663,306    $    176,663
                                              ============    ============    ============    ============


                                                ADDITIONAL
                                                 PAID-IN        ACCUMULATED
                                                 CAPITAL         (DEFICIT)         TOTAL
                                              -------------    ------------    ------------

Balance, December 31, 2002 ................    $ 76,724,178    $(85,256,099)   $  1,213,449
  Stock issued under employee
    stock purchase and option plans .......           5,096                           5,154
  Proceeds from issuance of Series D
    Preferred Stock .......................       1,260,000                       1,260,000
  Value assigned to warrants and common
    shares issued in connection with the
    issuance of Series D Preferred Stock ..        (658,658)                             --
  Offering and registration costs .........         (16,655)                        (16,655)
  Dividends on Preferred Stock:
    Value attributed to Beneficial
      conversion feature, shares and
      warrant on Series D Preferred
      Stock ...............................        (611,177)                             --
  Series D Preferred Stock conversion
    into Common Stock .....................         743,750                              --
    Net loss ..............................                      (2,123,765)     (2,123,765)
                                              -------------    ------------    ------------
Balance, March 31, 2003 ...................    $ 77,446,534    $(87,379,864)   $    338,183
                                              =============    ============    ============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                               THE VIALINK COMPANY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2003
                                   (UNAUDITED)

                                                               2002            2003
                                                           ------------    ------------

Cash flows from operating activities:
  Net loss .............................................   $ (2,710,594)   $ (2,123,765)
  Adjustments to reconcile net loss to net cash used
   in operating activities:
     Depreciation and amortization .....................        488,423         368,422
     Increase (decrease) in cash for changes in:
       Accounts receivable, net ........................        224,821         394,391
       Prepaid expenses and other assets ...............        197,812          10,898
       Accounts payable and other current liabilities ..       (823,716)       (217,536)
       Deferred revenue ................................        (49,852)         (5,125)
                                                           ------------    ------------
          Net cash used in operating activities ........     (2,673,106)     (1,572,715)
                                                           ------------    ------------
Cash flows from investing activities:
  Capital expenditures .................................       (111,053)             --
                                                           ------------    ------------
Cash flows from financing activities:
  Proceeds from issuance of  Preferred Stock ...........      4,000,000       1,260,000
  Payments, capital lease obligation ...................             --          (8,490)
  Proceeds from exercise of stock options, warrants
   and stock purchase plans ............................        375,000           5,154
  Payments of offering and registration costs ..........       (298,647)        (16,655)
                                                           ------------    ------------
          Net cash provided by financing activities ....      4,076,353       1,240,009
                                                           ------------    ------------
Net increase (decrease) in cash and cash equivalents ...      1,292,194        (332,706)
Cash and cash equivalents, beginning of period .........      2,702,782         561,617
                                                           ------------    ------------
Cash and cash equivalents, end of period ...............   $  3,994,976    $    228,911
                                                           ============    ============
Supplemental schedule of non-cash activities:
  Dividend payable on Series A Preferred Stock .........   $     13,315    $         --
                                                           ============    ============
  Vendors and severance paid with common stock .........   $    216,718    $         --
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

    We reported a substantial loss from operations for the fiscal years ended December 31, 2000, 2001 and 2002, and we expect to incur losses for the fiscal year ending December 31, 2003. The extent of these losses will depend primarily on the amount of revenues generated from implementations of and subscriptions to our viaLink services, which have not yet achieved significant market acceptance or market penetration and the amount of expenses incurred in generating these revenues. In order to achieve market penetration and acceptance we expect to continue our expenditures for development of our viaLink services. These expenses have substantially exceeded our revenues.

    Our independent auditors have issued their Independent Auditors' Report on the Company's consolidated financial statements for the fiscal year ended December 31, 2002 with an explanatory paragraph regarding the Company's ability to continue as a going concern. We have generated net losses for the years ended December 31, 2000, 2001 and 2002 and have generated an accumulated deficit of $87.4 million as of March 31, 2003. We have incurred operating losses and negative cash flow in the past and expect to incur operating losses and negative cash flow during 2003. During 2001 and 2002 we began to experience delays in signing small supplier customers which were an important component of our expected implementation revenues. We experienced these delays again in early 2003. The signing of these suppliers is dependent upon the success of our retailer customers' 'community development' activities. We continue to pursue sales efforts with the small suppliers and still believe that they will become subscribers to our services. Due to these delays, we continue to focus our sales efforts on leading customers, particularly retailers, each of which could have a greater incremental effect on increasing subscription revenues. An increase in the number of leading customers is critical to generating positive cash flow from operations and creating sales opportunities through 'community development'.

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

    We currently have 300 million shares of common stock authorized for issuance by our stockholders. As of March 31, 2003, we have either issued or reserved nearly all of it for (a) future conversion of issued preferred stock and (b) exercises of issued warrants and stock options. For the last 24 months we have obtained working capital primarily from the sale and issuance of preferred stock, common stock or warrants. If the stockholders at the 2003 annual meeting of stockholders of the Company do not authorize additional shares of common stock for sale and issuance by us, this historical source of working capital will no longer be available to us.


2. BASIS OF PRESENTATION

    We have prepared the accompanying unaudited financial statements in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of our management, the accompanying unaudited financial statements contain all adjustments (consisting solely of normal recurring adjustments) considered necessary to present fairly our financial position and results of operations and cash flow. These interim unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report on Form 10-KSB, for the year ended December 31, 2002, as filed with the Securities and Exchange Commission. The factors discussed in 1. above raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

    Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2003.


3. RECONCILIATION FOR BASIC AND DILUTED EARNINGS PER SHARE ("EPS")

    A reconciliation of the numerators and the denominators used in the calculation of earnings (loss) applicable to common stock per share is as follows for the three months ended March 31:

                                                        THREE MONTHS ENDED MARCH 31,:
                                                      --------------------------------
                                                           2002              2003
                                                      --------------    --------------
Basic:
  Net loss applicable to common stock .............   $   (5,934,630)   $   (3,383,765)
  Weighted average common shares outstanding ......       68,373,159       167,118,321
                                                      --------------    --------------
  Net Loss per common share .......................   $        (0.09)   $        (0.02)
                                                      ==============    ==============
Diluted:
  Net loss applicable to common stock .............   $   (5,934,630)   $   (3,383,765)
  Weighted average common shares outstanding ......       68,373,159       167,118,321
  Add: Net effect of dilutive potential shares ....               --                --
                                                      --------------    --------------
                                                          68,373,159       167,118,321
  Net Loss per share applicable to common stock ...   $        (0.09)   $        (0.02)
                                                      ==============    ==============

    For the three months ended March 31, 2003, options to purchase 15,158,350 shares at a weighted average exercise price of $2.90, 84.1 million shares of common stock to be issued upon the conversion of our Series D Preferred Stock at a conversion price of $0.12 per share and warrants to purchase common shares at exercise prices in the following table were outstanding, but were not included in the computation of diluted earnings per share because the effect of these outstanding options, stock issuable upon conversion of Preferred Stock and warrants would be antidilutive.

                    Underlying Common Shares       Exercise Price
                    ------------------------       --------------
                            100,000                  $    0.15
                             50,000                       0.30
                             59,029                      10.16

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
                    ----------
                     8,738,966
                    ==========

4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

    Accounts payable and accrued expenses at December 31, 2002 and March 31, 2003 consisted of the following:

                                                           DECEMBER 31,     MARCH 31,
                                                                2002          2003
                                                           ------------   ------------
Accounts payable .......................................   $    423,820   $    393,294
Accrued employee compensation ..........................        663,361        482,525
Accrued rent, telecom and other occupancy expenses .....        101,556        192,214
Accrued professional fees and contract labor ...........         85,591             --
Other accrued expenses .................................         18,929          7,688
                                                           ------------   ------------
Total accounts payable and accrued liabilities .........   $  1,293,257   $  1,075,721
                                                           ============   ============

5. INCOME TAXES

    We are required to record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax asset depends on our ability to generate sufficient taxable income in the future. We have recognized a full valuation allowance for the amount of net deferred tax asset at December 31, 2002 and March 31, 2003 since the Company resembles a development stage company and has no history of profitability.

6. SERIES D CONVERTIBLE PREFERRED STOCK

    On February 5, 2003, we completed the second of two closings for the sale of $4.5 million of Series D Convertible Preferred Stock to SDS Merchant Fund, L.P. and other purchasers. The second closing resulted in proceeds of $1,260,000 and the issuance of 105 shares of Series D Preferred Shares. Each share of Series D Convertible Preferred Stock has a face value of $12,000 and is convertible into our Common stock at $0.12 per share.

    Additionally, in accordance with the Purchase Agreement, we issued warrants to purchase 50,000 shares of our common stock for each share of Series D Convertible Preferred Stock issued. On February 5, 2003, we issued warrants to purchase a total 5.3 million shares of common stock which were exercised immediately at a nominal exercise price of $0.001.

    The Series D Convertible Preferred Stock, par value $.001 per share, is convertible into shares of our common stock in the manner, and upon the terms, provisions and conditions set forth in the Certificate of Designation of the

Preferred Stock. The conversion price of the Series D Convertible Preferred Stock is subject to certain adjustments under the terms of the Certificate of Designation. The proceeds from issuance of the Series D Convertible Preferred Stock and Warrant issued and the fair value of the warrants issued to the holders of the Series B and Series C Preferred Stock has been allocated to each instrument based on their relative fair values. Additionally, the Series D Convertible Preferred Stock includes a beneficial conversion ratio at the issuance date. The fair value of the Warrants and the intrinsic value of the beneficial conversion ratio has been deemed a dividend to holders of the Preferred Stock and considered a non-cash dividend to the Series D Convertible Preferred Stock shareholders recorded during the first quarter of 2003 and has been included in the determination of net loss applicable to common stock for the three months then ended.

7. STOCK-BASED COMPENSATION

    The Company uses the intrinsic-value method as provided by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" in accounting for its various fixed stock option plans and its employee stock purchase plan ("ESPP") and provides pro forma disclosures of the compensation expense determined under the fair value provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." Accordingly, the Company did not recognize compensation expense upon the issuance of certain of its stock options because the option terms were fixed and the exercise price equaled the market price of the Company's common stock on the date of grant. The following table displays the effect on net earnings and earnings per share had the fair value method been applied during each three month period ended March 31,:

                                                             2002           2003
                                                          -----------    -----------
Net loss applicable to common stock, as reported ......   $(5,934,630)   $(3,383,765)
  Stock-based compensation excluded from
  the determination of net loss .......................    (3,118,000)      (977,000)
                                                          -----------    -----------

  Pro-forma net loss ..................................   $(9,052,630)   $(4,360,765)
                                                          ===========    ===========

Net loss applicable to common stock, per
 common share:
    As reported .......................................   $     (0.09)   $     (0.02)
    Pro-forma .........................................   $     (0.13)   $     (0.03)

8. SUBSEQUENT EVENT

    On April 9, 2003, we filed a current report on Form 8-K reporting that we had received a total of $1,300,000 from certain existing stockholders in the form of promissory notes. The promissory notes are due on the earlier of October 9, 2003, or the consummation of a proposed financing as defined in the note agreement. The notes bear interest, payable quarterly in cash, at 10% per annum. For each $10,000 in principal the note holders were issued warrants to purchase 50,000 shares of our common stock at $0.12 per share. The fair value of the warrants issued will be reflected as non-cash interest expense over the life of the note.

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

CRITICAL ACCOUNTING POLICIES

    The Securities and Exchange Commission ("SEC") recently released Financial Reporting Release No. 60, which requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. In addition, Financial Reporting Release No. 61 was recently released by the SEC to require all companies to include a discussion to address, among other matters, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments. The Company's significant accounting policies and methods used in the preparation of the Consolidated Financial Statements are discussed in Footnote 1 of the Notes to Consolidated Financial Statements. The following is a listing of the Company's critical accounting policies and a brief discussion of each:

        o   Allowance for doubtful accounts;

        o   Revenue recognition; and

        o   Asset Impairment;

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

    We also charge an implementation fee ranging from $1,200 for an on-line implementation to over $100,000 for more complex supplier and retailer installations. Our implementation fees are separately priced based on time and materials. Implementation costs consist primarily of labor by technical support personnel to configure customer data and establish a connection to our services. Our subscription services are provided by and are resident on our database servers. Our customers gain access to and use our services through means ranging from Internet web browsers to fully automated batch interfaces embedded in the customers IT systems. Basic implementation services, including training the customer on how to use our services and how to format and populate our database with the customer's data, are provided to all of our customers. Services beyond the basic implementation services include consulting services that help customers modify their own IT systems and procedures to enable more automated interfaces with our services.

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

    In December 1999, the Securities and Exchange Commission staff (the "Staff") issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. As subsequently interpreted by the Staff through issuance of a document summarizing frequently asked questions and answers, the Staff has provided guidance on accounting for revenue from multiple-element arrangements that are not currently addressed by existing accounting pronouncements. In particular, the Staff has provided guidance that revenue should not be allocated among the elements unless the allocation is based on reliable, verifiable and objectively determinable fair values of the elements. The Staff's guidance also provides that if an undelivered element is essential to the functionality of a delivered element, no revenue allocated to the delivered element should be recognized until that undelivered element is delivered

    Asset Impairment. The Company reviews long-lived assets for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires the company to identify events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the long-lived assets, the carrying value is reduced to the estimated fair value as measured by the discounted cash flows. Our continuing losses from operations is one factor which could be an indicator that the carrying amounts of any of our assets may not be recoverable. The Company performed an analysis comparing estimated future cash flows to the carrying value of its assets at March 31, 2003. The analysis did not indicate that an impairment exists as of March 31, 2003. The estimated future cash flows were based upon certain assumptions and are dependent upon future performance. See ADDITIONAL FACTORS THAT MAY AFFECT FUTURE PERFORMANCE for factors that may cause our operations to vary from our estimates. If actual results differ from the estimated future cash flows, impairment may be evident in future periods.



RESULTS OF OPERATIONS

    Comparison of First Quarter 2002 ("2002") to First Quarter 2003 ("2003")

    Revenues. Our revenues are comprised of revenues for subscriptions to our services and implementation revenues. The following table sets forth for the periods indicated the components of revenue included in our consolidated statements of operations:

                               2002           2003
                           ------------   ------------
Revenues:
  Subscription .........   $    632,401   $    751,956
  Implementation .......        328,079         88,575
                           ------------   ------------
  Total revenues .......   $    960,480   $    840,531
                           ============   ============

    Subscription revenues have increased 19% from 2002 to 2003. This increase is due to increases in the number of subscribers to our services and increases in our subscription rates. The overall increase was offset by subscription revenue losses from the termination of agreements with two of our top 5 customers late in 2002. Continued subscription revenue growth is dependent upon the number of subscribers to our services and how many trading partners with which they are exchanging data ("connections"). Continued growth is dependent upon increasing the number of connections between our existing customers and adding new customers. The rate at which the connections increase can vary significantly from customer to customer depending upon each customer's deployment strategies. Historically, our retailer customers have been able to better assist us in increasing the number of connections. During 2002, we signed an agreement with Exxon-Mobil, expanded our relationship with Target and we have signed 9 other retailers. During the first quarter of 2003 we signed agreements with two additional retailers. As we add additional retailer customers we expect increases in the number of supplier customers purchasing implementation and subscription services. However, during the first quarter of 2003 we experienced decreases in the number of new agreements signed with suppliers as compared to late 2002. We believe that these decreases were due to the uncertainty in the retail industry due to macro-economic events. Additionally, we have decreased the implementation services required for each customer through technological and process efficiencies. These efficiencies have allowed us to quote lower implementation fees for certain customers. We believe that the lower initial costs for the customer will result in increased numbers of customers purchasing our services and also accelerate the opportunity for subscription revenues in 2003.

     Customer Operations. Customer operations expense consists of personnel costs associated with implementation, consulting and other services and costs of operating, maintaining and accessing our technical operations and hosting facilities. Customer operations expense also includes the cost of providing support and maintenance to customers. Our customer operations expense decreased from $1.5 million in 2002 to $1.0 million in 2003. This decrease is due primarily to decreases in expenses related to our operations platform at Hewlett-Packard, decreased personnel costs and decreases in our telecommunications costs. Our customer operations team consisted of 21 people at March 31, 2003. The costs for our technical operating platform are generally fixed and represent the operating capacity necessary for expected growth through 2003. We expect customer operations expenses to increase only in response to increased demand for our implementation and customer support services.

    Development. Development expense includes personnel and contract labor costs and professional fees incurred for product development, enhancements, upgrades, quality assurance and testing. Our development expenses decreased slightly from $570,000 in 2002 to $538,000 in 2003. This decrease is due to decreased use of contract labor and service providers to provide development resources and other decreases in personnel costs. Our development team consisted of 21 people at March 31, 2003. We are continuously undertaking various projects to expand the functionality of our services and we expect the continuance of these expenses for the foreseeable future.

    Selling and Marketing. Selling and marketing expense consists primarily of personnel costs, travel, promotional events, including trade shows, seminars and technical conferences, advertising and public relations programs. Selling and marketing expense decreased from $580,000 in 2002 to $528,000 in 2003. Our sales and marketing team included 13 people at March 31, 2003

    General and Administrative (G&A). G&A expense consists primarily of the personnel and other costs of the finance, human resources, administrative and executive departments and the fees and expenses associated with legal, accounting and other services. G&A expense decreased from $710,000 in 2002 to $692,000 million in 2003. This decrease in G&A expense is attributable to a decrease of $108,000 in employee compensation and a decrease of $36,000 in rent and other occupancy costs. These decreases were offset in part by an increase in insurance costs and the inclusion of $100,000 in severance expense related to the termination of an employment agreement with an executive.

    Depreciation and Amortization. Depreciation and amortization expense decreased from $342,000 in 2002 to $222,000 in 2003. This decrease reflects the complete depreciation of certain long-lived assets and decreases in capital expenditures in 2002 and 2003.

    Dividends on Preferred Stock. Dividends on Preferred Stock includes the allocation of the proceeds received to the warrants issued and beneficial conversion features of our Preferred Stock issued during the respective periods. During 2002, $3.2 million was recorded with the issuance of $4.0 million of our Series C Preferred Stock. During 2003, $1.26 million was recorded with the issuance of our Series D Preferred Stock. Additionally, stated dividends were accrued from each date of issuance through conversion on the Series A and Series B Preferred Stock.

LIQUIDITY AND CAPITAL RESOURCES

    Our principal potential sources of liquidity are cash on hand, cash generated from operations and cash provided from financing activities. As of March 31, 2003, we had cash and cash equivalents of $0.2 million.

    During the three months ended March 31, 2003, we used $1.6 million in operating activities compared to using $2.7 million during the three months ended March 31, 2002. Cash used in operating activities during 2003 reflects a net loss of $2.1 million. Cash used in operating activities also reflects, $0.4 million of depreciation and amortization and a $0.2 million increase in cash provided by other working capital changes, primarily accounts receivable.

    During the three months ended March 31, 2002, we used approximately $0.1 million in investing activities reflecting capital expenditures. We made no capital expenditures in 2003.

    During the three months ended March 31, 2003, financing activities provided net cash of $1.24 million, primarily the result of the issuance of 105 shares of Series D Preferred Stock, less offering and registration costs. During the three months ended March 31, 2002, financing activities provided net cash of $4.1 million, primarily the result of the issuance of 400 shares of Series C Preferred Stock and 7.5 million shares of our common stock for warrants exercised, less offering and registration costs of $0.3 million.

    Since the middle of 2001, the company has implemented an aggressive cost cutting program including the closing of offices, pay reductions, reduction in workforce, and other expense reductions including travel, administrative and vendor service costs. Late in 2002 and into 2003, the company has taken and continues to take additional measures to reduce its cost structure. The reductions have included headcount reductions at the executive level, negotiations with significant vendors and other expense reductions including travel, administrative and vendor service costs. As a result of these changes, the gross cash operating expenses have decreased to and have been sustained at approximately $0.8 million per month (excluding non-cash items) during 2003.

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

    Our independent auditors have issued their Independent Auditors' Report on the Company's consolidated financial statements for the fiscal year ended December 31, 2002 with an explanatory paragraph regarding the Company's ability to continue as a going concern. We have generated net losses for the years ended December 31, 2000, 2001 and 2002 and have generated an accumulated deficit of $87.4 million as of March 31, 2003. We have incurred operating losses and negative cash flow in the past and expect to incur operating losses and negative cash flow during 2003. During 2001 and 2002 we began to experience delays in signing small supplier customers which were an important component of our expected implementation revenues. We experienced these delays again in early 2003. The signing of these suppliers is dependent upon the success of our retailer customers' 'community development' activities. We continue to pursue sales efforts with the small suppliers and still believe that they will become subscribers to our services. Due to these delays, we continue to focus our sales efforts on leading customers, particularly retailers, each of which could have a greater incremental effect on increasing subscription revenues. An increase in the number of leading customers is critical to generating positive cash flow from operations and creating sales opportunities through 'community development'.

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

    We currently have 300 million shares of common stock authorized for issuance by our stockholders. As of March 31, 2003, we have either issued or reserved nearly all of it for (a) future conversion of issued preferred stock and (b) exercises of issued warrants and stock options. For the last 24 months we have obtained working capital primarily from the sale and issuance of common stock or warrants. If the stockholders at the 2003 annual meeting of stockholders of the Company do not authorize additional shares of common stock for sale and issuance by us, this historical source of working capital will no longer be available to us.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The Company adopted SFAS No. 143 in fiscal year 2003. The adoption of SFAS No. 143 did not have a significant impact on our financial condition or results of operations.

    In November 2002, the FASB's Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not expect EITF Issue No. 00-21 to have a material effect on its financial condition or results of operations.

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

    We currently have 300 million shares of common stock authorized for issuance by our stockholders. As of March 31, 2003, we have either issued or reserved nearly all of it for (a) future conversion of issued preferred stock and (b) exercises of issued warrants and stock options. For the last 24 months we have obtained working capital primarily from the sale and issuance of common stock or warrants. If the stockholders at the 2003, annual meeting of stockholders of the Company do not authorize additional shares of common stock for sale and issuance by us, this historical source of working capital will no longer be available to us.

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

WE HAVE A HISTORY OF OPERATING LOSSES AND EXPECT FUTURE OPERATING LOSSES.

    We have a history of operating losses, and we expect to incur net losses into 2003. We incurred net losses of approximately $39.1 million in 2000, $24.5 million in 2001 and $8.1 million in 2002. As of March 31, 2003, we had an accumulated deficit of approximately $87.4 million representing the sum of our historical net losses. We continue to expend significant resources to aggressively develop and market our services into an unproven market. While we continue to increase our optimism regarding our prospects, there is a possibility that we may never generate sufficient revenues to achieve or sustain profitability or generate positive cash flow.

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

    o   Competitive offerings;

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

AS PART OF OUR COST REDUCTIONS BEGINNING IN 2001, THE COMPENSATION OF NEARLY EVERY EMPLOYEE WAS REDUCED, AND WE MAY NOT BE ABLE TO RETAIN EMPLOYEES AT CURRENT COMPENSATION LEVELS.

We started 2001 with 135 full-time employees and 20 contract workers who were engaged on viaLink projects on a full-time basis. As of March 31, 2003, we had 60 full-time employees. Most current full-time employees are being compensated at rates from 10% to 15% less than in 2001, and members of management have foregone bonus payments of up to 50% of base compensation and have reduced compensation from 10% to 40%. At these reduced rates it is unlikely we will be able to retain all current employees and officers

THE PRICE OF OUR COMMON STOCK MAY DECLINE DUE TO SHARES ELIGIBLE FOR FUTURE SALE. ALSO, YOU WILL EXPERIENCE DILUTION IN CONNECTION WITH THE CONVERSION OF PREFERRED STOCK AND EXERCISE OF WARRANTS.

    Sales of a substantial number of shares of common stock, or even the potential for such sales, could adversely affect the market price of the common stock and could impair our ability to raise capital through the sale of equity securities. As of March 31, 2003, we had outstanding 176,663,306 shares of common stock. These shares are freely tradable without restriction or further registration under the Securities Act unless purchased by our "affiliates.

    Furthermore, an additional:

    o 209,029 shares of common stock are issuable upon the exercise of currently outstanding warrants;

    o 84,123,750 shares of common stock are issuable upon the conversion of currently outstanding preferred stock.

    Substantially all shares issued following the exercise of these options or warrants or the conversion of the preferred stock will be freely tradable.

ITEM 4. CONTROLS & PROCEDURES

    Within the 90 days prior to the date of this report, viaLink carried out an evaluation, under the supervision and with the participation of viaLink's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of viaLink's disclosure controls and procedures. Based upon that evaluation, viaLink's Chief Executive Officer and Chief Financial Officer concluded that viaLink's disclosure controls and procedures are effective in enabling it to record, process, summarize and report information required to be included in the periodic SEC filings within the required time period. There have been no significant changes in viaLink's internal controls or in other factors that could significantly affect internal controls subsequent to the date viaLink carried out its evaluation.




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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    On February 5, 2003 we completed the second closing of 105 shares of Series D Preferred Stock. The Series D Convertible Preferred Stock, par value $.001 per share, is convertible into shares of our common stock in the manner, and upon the terms, provisions and conditions set forth in the Certificate of Designation of the Preferred Stock. The conversion price of the Series D Convertible Preferred Stock is $0.12 per share, subject to certain adjustments under the terms of the Certificate of Designation.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

    The following instruments are included as exhibits to the report. Exhibits incorporated by reference are so indicated.

EXHIBIT
NUMBER                                 DESCRIPTION
-------      ----------------------------------------------------------------

 99.1(1)     Form of Promissory Note entered into by and between The viaLink
                Company and each of the note holders.
 99.2(1)     Form of Warrant to Purchase Shares of Common Stock of
                The viaLink Company.

(1) Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated April 10, 2003.

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

    The Registrant filed a Current Report on Form 8-K, dated April 1, 2003, reporting pursuant to Item 5 of such Form that the company and William P. Creasman, an executive officer of the Company, had entered into a separation agreement. Mr. Creasman stepped down as an executive officer of the Company and ended his full-time employment but he will continue to serve the Company as General Counsel and Secretary.

    The Registrant filed a Current Report on Form 8-K, dated April 11, 2003, reporting pursuant to Item 5 of such Form it had received loan proceeds totaling $1,300,000 from certain existing stockholders and that the Company may obtain additional loan proceeds on the same terms and conditions and in that event will similarly report such receipt.

    The Registrant filed a Current Report on Form 8-K, dated May 7, 2003, reporting pursuant to Item 5 of such Form that it will announce its first quarter and full year 2002 results on March 13, 2003. Additionally, the company will host an investor conference call the same day at 4:30 p.m. Eastern Standard Time, to review the company's results

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                THE VIALINK COMPANY
                                     (Registrant)

                                By:  /s/ ROBERT I. NOE
                                     -----------------
                                     Robert I. Noe
                                     Chief Executive Officer
Date: May 15, 2003

                                By: /s/ BRIAN M. CARTER
                                    -------------------
                                    Brian M. Carter
                                    Vice President, Chief Financial Officer
                                    (principal financial and accounting officer)

Date: May 15, 2003

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

Date: May 15, 2003

By: /s/ ROBERT I. NOE
    -----------------------
    Robert I. Noe
    Chief Executive Officer

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

Date: May 15, 2003

By:   /s/ BRIAN M. CARTER
      ------------------
      Brian M. Carter
      Vice President and Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        In connection with the accompanying Quarterly Report of The viaLink Company (the Company) on Form 10-QSB for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Robert I. Noe, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to my knowledge, that:

        (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/ Robert I. Noe
-----------------------
Robert I. Noe
Chief Executive Officer
May 15, 2003

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



        In connection with the accompanying Quarterly Report of The viaLink Company (the Company) on Form 10-QSB for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Brian M. Carter,Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, to my knowledge, that:

        (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Brian M. Carter
-----------------------
Brian M. Carter
Vice President and Chief Financial Officer
May 15, 2003

                                  EXHIBIT INDEX


EXHIBIT
NUMBER                                DESCRIPTION
-------     --------------------------------------------------------------------

99.1(1)     Form of Promissory Note entered into by and between
               The viaLink Company and each of the note holders.

99.2(1)     Form of Warrant to Purchase Shares of Common Stock of
               The viaLink Company.

(1) Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated April 10, 2003.