Form 10QSB
period 2003-06-30
VIALINK CO
filed 2003-08-14
CIK 1017137

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes [X] No [ ]

     As of June 30, 2003, the last business day of the registrant's most recently completed fiscal quarter, the aggregate market value of the voting common stock of the registrant held by non-affiliates of the registrant (affiliates for these purposes being Registrant's directors, executive officers and holders of more than 5% of Registrant's common stock on such date) computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity on that date was $18.0 million. As of August 12, 2003, the issuer had 178,229,868 outstanding shares of Common Stock.

================================================================================

                         PART 1 -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               THE VIALINK COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       DECEMBER 31, 2002 AND JUNE 30, 2003

                                                                                               DECEMBER 31,         JUNE 30,
                                                                                                   2002               2003
                                                                                              --------------     --------------
                                                                                                                  (UNAUDITED)
                                   ASSETS
Current assets:
  Cash and cash equivalents ..............................................................    $      561,617     $      436,217
  Accounts receivable -- trade, net of allowance for
     doubtful accounts of $115,000 in 2002 and $133,000 in 2003 ..........................           965,158            619,081
  Prepaid expenses and other current assets ..............................................           156,503            128,520
                                                                                              --------------     --------------
          Total current assets ...........................................................         1,683,278          1,183,818
Furniture, equipment and leasehold improvements, net .....................................           782,870            410,146
Software development costs, net ..........................................................           410,598            117,426
Other assets .............................................................................            60,197             60,197
                                                                                              --------------     --------------
          Total assets ...................................................................    $    2,936,943     $    1,771,587
                                                                                              ==============     ==============

             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable and accrued liabilities ...............................................    $    1,293,257     $    1,006,754
  Deferred revenues ......................................................................            44,459             28,793
  Notes payable, net of discount of $1,451,000 at June 30, 2003 ..........................                 -            649,182
  Current portion of capital lease obligations ...........................................           148,758            260,440
                                                                                              --------------     --------------
          Total current liabilities ......................................................         1,486,474          1,945,169
Long-term liabilities:
  Capital lease obligations, less current portion ........................................           237,020             71,715
                                                                                              --------------     --------------
          Total liabilities ..............................................................         1,723,494          2,016,884

Stockholders' equity (deficit):
  Common stock, $.001 par value; 400,000,000 shares authorized; 160,519,660 and
     178,134,467 shares issued and outstanding at December 31, 2002 and June 30,
     2003, respectively ..................................................................           160,520            178,134

  Series D Preferred stock, $.001 par value; 10,000,000 shares authorized; 799 and 841
    shares issued and outstanding at December 31, 2002 and June 30, 2003 respectively ....         9,584,850         10,094,850

  Additional paid-in capital .............................................................        76,724,178         79,523,508
  Accumulated deficit ....................................................................       (85,256,099)       (90,041,789)
                                                                                              --------------     --------------
          Total stockholders' equity (deficit) ...........................................         1,213,449           (245,297)
                                                                                              --------------     --------------
          Total liabilities and stockholders' equity (deficit) ...........................    $    2,936,943     $    1,771,587
                                                                                              ==============     ==============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                               THE VIALINK COMPANY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002 AND 2003
                                   (UNAUDITED)

                                                      THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                    -------------------------------   -------------------------------
                                                         2002            2003              2002             2003
                                                    --------------   --------------   --------------   --------------
Revenues .........................................  $    1,103,693   $      953,030   $    2,064,173   $    1,793,561
Operating expenses:
  Customer operations ............................       1,414,238        1,085,113        2,883,203        2,069,079
  Development ....................................         568,673          445,988        1,139,093          983,877
  Selling and marketing ..........................         646,472          478,410        1,226,674        1,006,632
  General and administrative .....................         446,847          640,507        1,156,496        1,332,890
     Non-cash stock compensation .................               -          112,500                -          112,500
  Depreciation and amortization ..................         338,636          150,888          680,474          372,724
                                                    --------------   --------------   --------------   --------------
          Total operating expenses ...............       3,414,866        2,913,406        7,085,940        5,877,702
                                                    --------------   --------------   --------------   --------------
Loss from operations .............................      (2,311,173)      (1,960,376)      (5,021,767)      (4,084,141)
Interest expense, net ............................               -         (701,549)               -         (701,549)
                                                    --------------   --------------   --------------   --------------
Net loss .........................................      (2,311,173)      (2,661,925)      (5,021,767)      (4,785,690)
  Dividends on preferred stock:
   Value of warrants and beneficial conversion ...               -                -       (3,210,721)      (1,260,000)
   Stated dividend at 6% .........................         (13,315)               -          (26,630)               -
                                                    --------------   --------------   --------------   --------------
Net loss applicable to common stock ..............  $   (2,324,488)  $   (2,661,925)  $   (8,259,118)  $   (6,045,690)
                                                    ==============   ==============   ==============   ==============
Net loss applicable to common stock
  per common share --
   Basic and diluted .............................  $        (0.03)  $        (0.02)  $        (0.11)  $        (0.04)
                                                    ==============   ==============   ==============   ==============
Weighted average common shares outstanding --
   Basic and diluted .............................      85,630,677      177,132,769       77,049,591      172,153,210
                                                    ==============   ==============   ==============   ==============

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                               THE VIALINK COMPANY

       CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003
                                   (UNAUDITED)

                                                              PREFERRED STOCK           COMMON STOCK
                                                            --------------------   ---------------------
                                                            SHARES    AMOUNTS         SHARES     AMOUNTS
                                                            ------  ------------   -----------  --------
Balance, December 31, 2002 ...............................   799    $  9,584,850   160,519,660  $160,520
 Stock issued under employee
  stock purchase and option plans ........................                           1,307,750     1,308
 Proceeds from issuance of Series D Preferred Stock ......
 Value assigned to warrants issued in connection with the
  issuance of Notes Payable and beneficial conversion
  feature of the Notes Payable............................
 Interest paid in-kind with common stock .................                             221,161       221
 Value assigned to warrants and common shares issued in
 connection with the issuance of Series D Preferred
 Stock....................................................               648,823     9,835,896     9,835
 Offering and registration costs .........................
 Dividends on Preferred Stock:
  Value attributed to Beneficial conversion feature,
  shares and warrant on Series D Preferred Stock .........   105         611,177
 Series D Preferred Stock conversion into Common Stock ...   (63)       (750,000)    6,250,000     6,250
  Net loss ...............................................
                                                             ---    ------------   -----------  --------
Balance, June 30, 2003 ...................................   841    $ 10,094,850   178,134,467  $178,134
                                                             ===    ============   ===========  ========

                                                             ADDITIONAL
                                                              PAID-IN     ACCUMULATED
                                                              CAPITAL      (DEFICIT)        TOTAL
                                                            ------------  ------------   -----------
Balance, December 31, 2002 ...............................  $ 76,724,178  $(85,256,099)  $ 1,213,449
 Stock issued under employee
  stock purchase and option plans ........................       116,346                     117,654
 Proceeds from issuance of Series D Preferred Stock ......     1,260,000                   1,260,000
 Value assigned to warrants issued in connection with the
  issuance of Notes Payable and beneficial conversion
  feature of the Notes Payable ...........................     1,953,000                   1,953,000
 Interest paid in-kind with common stock .................        31,724                      31,945
 Value assigned to warrants and common shares issued in
 connection with the issuance of Series D Preferred
 Stock....................................................      (658,658)                          -
 Offering and registration costs .........................       (35,655)                    (35,655)
 Dividends on Preferred Stock:
  Value attributed to Beneficial conversion feature,
  shares and warrant on Series D Preferred Stock .........      (611,177)                          -
 Series D Preferred Stock conversion into Common Stock ...       743,750                           -
  Net loss ...............................................                  (4,785,690)   (4,785,690)
                                                            ------------  ------------   -----------
Balance, June 30, 2003 ...................................  $ 79,523,508  $(90,041,789)  $  (245,297)
                                                            ============  ============   ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                               THE VIALINK COMPANY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2003
                                   (UNAUDITED)

                                                                     2002            2003
                                                                 ------------    ------------
Cash flows from operating activities:
  Net loss ...................................................   $ (5,021,767)   $ (4,785,690)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization ...........................        973,645         665,896
     Non-cash termination of lease obligation ................       (391,000)              -
     Non-cash stock compensation .............................              -         112,500
     Non-cash interest expense, notes payable ................              -         681,127
     Increase (decrease) in cash for changes in:
       Accounts receivable, net ..............................        (23,521)        346,077
       Prepaid expenses and other assets .....................        303,828          27,983
       Accounts payable and other current liabilities ........     (1,185,687)       (286,503)
       Deferred revenue ......................................       (205,480)        (15,666)
                                                                 ------------    ------------
          Net cash used in operating activities ..............     (5,549,982)     (3,254,276)
                                                                 ------------    ------------
Cash flows from investing activities:
  Capital expenditures .......................................       (150,568)              -
                                                                 ------------    ------------
Cash flows from financing activities:
  Proceeds from issuance of notes payable ....................              -       2,100,000
  Proceeds from issuance of preferred stock ..................      4,000,000       1,260,000
  Payments, capital lease obligation .........................              -         (53,623)
  Proceeds from exercise of stock options, warrants and
     stock purchase plans ....................................        375,000           5,154
  Payments of placement agent fees, notes payable ............              -        (147,000)
  Payments of offering and registration costs ................       (298,647)        (35,655)
                                                                 ------------    ------------
          Net cash provided by financing activities ..........      4,076,353       3,128,876
                                                                 ------------    ------------
Net increase (decrease) in cash and cash equivalents .........     (1,624,197)       (125,400)
Cash and cash equivalents, beginning of period ...............      2,702,782         561,617
                                                                 ------------    ------------
Cash and cash equivalents, end of period .....................   $  1,078,585    $    436,217
                                                                 ============    ============
Supplemental schedule of non-cash activities:
  Interest on notes payable paid in-kind with common stock....   $          -    $     31,945
                                                                 ============    ============
  Dividend payable on preferred stock ........................   $     26,630    $          -
                                                                 ============    ============
  Vendors and severance paid with common stock ...............   $    414,379    $          -
                                                                 ============    ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                               THE VIALINK COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND LIQUIDITY

     We provide subscription-based, business-to-business electronic commerce services that enable food industry participants to more efficiently manage their highly complex supply chain information. Our services allow manufacturers, wholesalers, distributors, sales agencies (such as food brokers) and retailers to communicate and synchronize item, pricing and promotion information in a more cost-effective and accessible way than has been possible using traditional electronic and paper-based methods. Additionally, we are expanding our service offerings to address the complex distribution and dynamic product pricing issues in the automotive industry.

     Our strategy is to continue our investment in development of our viaLink services and customer support services to facilitate our plan to penetrate each of these markets and build recurring revenues generated from subscriptions to our viaLink services. Consequently, we resemble a development stage company and will face many of the inherent risks and uncertainties that development stage companies face. There can be no assurance, however, that these efforts will be successful. Our failure to execute our strategy would have a material adverse effect on our business, financial condition and results of operations, including our viability as an enterprise. As a result of the high level of expenditures for investment in technology development, implementation, customer support services, and selling and marketing expenses, we expect to incur losses in the foreseeable future periods until such time, if ever, as the recurring revenues from our viaLink services are sufficient to cover the expenses.

     Our clients and customers range from small, rapidly growing companies to large corporations in the consumer packaged goods, retail and automotive parts retail industries and are geographically dispersed throughout the United States.

     We reported a substantial loss from operations for the fiscal years ended December 31, 2000, 2001 and 2002, and we expect to incur a loss for the fiscal year ending December 31, 2003. The extent of the loss will depend primarily on the amount of revenues generated from implementations of and subscriptions to our viaLink services, which have not yet achieved sufficient market acceptance or market penetration, and the amount of expenses incurred in generating these revenues. In order to achieve market penetration and acceptance we expect to continue our expenditures for development of our viaLink services. These expenses have substantially exceeded our revenues.

     Our independent auditors have issued their Independent Auditors' Report on the Company's consolidated financial statements for the fiscal year ended December 31, 2002 with an explanatory paragraph regarding the Company's ability to continue as a going concern. We have generated net losses for the years ended December 31, 2000, 2001 and 2002 and have generated an accumulated deficit of $90.0 million as of June 30, 2003. We have incurred operating losses and negative cash flow in the past and expect to incur operating losses and negative cash flow during 2003. During 2001 and 2002 we began to experience delays in signing small supplier customers which were an important component of our expected implementation revenues. We experienced these delays again in early 2003. The signing of these suppliers is dependent upon the success of our retailer customers' `community development' activities. We continue to pursue sales efforts with the small suppliers and still believe that they will become subscribers to our services. Due to these delays, we continue to focus our sales efforts on leading customers, particularly retailers, each of which could have a greater incremental effect on increasing subscription revenues. An increase in the number of leading customers is critical to generating positive cash flow from operations and creating sales opportunities through `community development'.

     The delay in generating revenues creates a need for us to obtain additional capital throughout the remainder of 2003 in order for us to execute our current business plan successfully. The amount of additional capital needed will be dependent upon (a) our services achieving market acceptance, (b) the timing of additional customer signings, (c) our ability to maintain current decreased levels of spending, and/or (d) the amount, if any, of unanticipated expenditures. There can be no assurance as to whether, when or the terms upon which any such capital may be obtained. Any failure to obtain an adequate and timely amount of additional capital on commercially reasonable terms could have a material adverse effect on our business, financial condition and results of operations, including our ability to continue as a going concern.

2. BASIS OF PRESENTATION

     We have prepared the accompanying unaudited financial statements in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of our management, the accompanying unaudited financial statements contain all adjustments (consisting solely of normal recurring adjustments) considered necessary to present fairly our financial position and results of operations and cash flow. These interim unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report on Form 10-KSB, for the year ended December 31, 2002, as filed with the Securities and Exchange Commission. The factors discussed in Footnote
1. above raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     Operating results for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2003.

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

     Pro forma information regarding net income and earnings per share is required by and has been determined as if we had accounted for its employee stock options under the fair value method defined by SFAS No. 123 and amended by SFAS No. 148. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for options granted in each of the following fiscal years ended December 31,:

                                                          2000             2001            2002
                                                     -------------      -----------    -----------
Interest rates, (Zero-coupon U.S.Government
  Bonds issued with remaining life equal to
  expected term of options .......................    5.6% to 6.3%          4.5%           2.5%
Dividend yields ..................................         0%                0%             0%
Volatility factors of our common stock ...........    112% to 157%      150% to 177%       143%
Weighted average expected life ...................      2.5 years        2.5 years      2.5 years
Resulting weighted average grant date fair value..   $     12.45       $     0.50      $    0.09
Additional expense under fair value method .......   $  26,812,436     $ 20,422,032    $9,220,071

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

    The following table displays the effect on net earnings and earnings per share had the fair value method been applied during each of the following periods ended June 30,:

                                                       THREE MONTHS ENDED JUNE 30,:      SIX MONTHS ENDED JUNE 30,:
                                                      ------------------------------   -----------------------------
                                                           2002            2003            2002            2003
                                                      -------------    -------------   -------------   -------------
Basic:
Net loss applicable to common stock, as reported ...  $  (2,324,488)   $  (2,661,925)  $  (8,259,118)  $  (6,045,690)
  Stock-based compensation included in the
  determination of net loss under APB No. 25 .......              -          112,500               -         112,500
  Stock-based compensation to be included the
  determination of net loss under SFAS No. 148 .....     (2,390,000)        (610,500)     (5,508,000)     (1,587,500)
                                                      -------------    --------------  -------------   -------------
  Pro-forma net loss ...............................  $  (4,714,488)   $  (3,159,925)  $ (13,767,118)  $  (7,520,690)
                                                      =============    =============   =============   =============
Net loss applicable to common stock, per common
  share:
    As reported ....................................  $       (0.03)   $       (0.02)  $       (0.11)  $       (0.04)
    Pro-forma ......................................  $       (0.06)   $       (0.02)  $       (0.18)  $       (0.04)

4. RECONCILIATION FOR BASIC AND DILUTED EARNINGS PER SHARE ("EPS")

     A reconciliation of the numerators and the denominators used in the calculation of earnings (loss) applicable to common stock per share is as follows for the three and six month periods ended June 30:

                                                       THREE MONTHS ENDED JUNE 30,:      SIX MONTHS ENDED JUNE 30,:
                                                      ------------------------------   -----------------------------
                                                          2002             2003            2002             2003
                                                      -------------    -------------   -------------   -------------
Basic:
  Net loss applicable to common stock ............    $  (2,324,488)   $  (2,661,925)  $  (8,259,118)  $  (6,045,690)
  Weighted average common shares outstanding .....       85,630,677      177,132,769      77,049,591     172,153,210
                                                      -------------    -------------   -------------   -------------
  Net Loss per common share ......................    $       (0.03)   $       (0.02)  $       (0.11)  $       (0.04)
                                                      =============    =============   =============   =============
Diluted:
  Net loss applicable to common stock ............    $  (2,324,488)   $  (2,661,925)  $  (8,259,118)  $  (6,045,690)
  Weighted average common shares outstanding .....       85,630,677      177,132,769      77,049,591     172,153,210
  Add: Net effect of dilutive potential shares ...               --               --              --              --
                                                      -------------    -------------   -------------   -------------
                                                         85,630,677      177,132,769      77,049,591     172,153,210
                                                      -------------    -------------   -------------   -------------
  Net Loss per share applicable to common stock ..    $       (0.03)   $       (0.02)  $       (0.11)  $       (0.04)
                                                      =============    =============   =============   =============

     For the six months ended June 30, 2003, we had outstanding (a) options to purchase 15,398,350 shares at a weighted average exercise price of $2.86, (b)
84.1 million shares of common stock to be issued upon the conversion of our Series D Preferred Stock at a conversion price of $0.12 per share and (c) warrants to purchase common shares at exercise prices in the following table. These securities were outstanding but were not included in the computation of diluted earnings per share because the effect of these outstanding options, stock issuable upon conversion of Preferred Stock and warrants would be antidilutive.

Underlying Common Shares   Exercise Price
------------------------   --------------
       10,500,000            $    0.12
          100,000                 0.15
           50,000                 0.30
           59,029                10.16

     For the six months ended June 30, 2002, we had outstanding (a) options to purchase 14,718,031 shares at a weighted average exercise price of $4.27, (b) 51,625,000 shares of common stock to be issued upon the remaining conversion of our Preferred Stock at an effective conversion price of $0.12 per share, and (c) warrants to purchase common shares at exercise prices in the following table. These securities were outstanding but were not included in the computation of diluted earnings per share because the effect of these outstanding options, stock issuable upon conversion of Preferred Stock and warrants would be antidilutive.

UNDERLYING COMMON SHARES   EXERCISE PRICE
------------------------   --------------
        1,384,658          $      0.10
          500,000                 0.15
          224,500                 0.16
          609,000                 0.30
        5,874,672                 0.40
           40,000                 1.50
           59,029                10.16
           43,164                29.19
            3,943                31.23
        ---------
        8,738,966
        =========

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses at December 31, 2002 and June 30, 2003 consisted of the following:

                                                          DECEMBER 31,     JUNE 30,
                                                              2002           2003
                                                          ------------   ------------
Accounts payable ......................................   $    423,820   $    310,079
Accrued employee compensation .........................        663,361        456,807
Accrued rent, telecom and other occupancy expenses ....        101,556        164,032
Accrued professional fees and contract labor ..........         85,591         71,283
Other accrued expenses ................................         18,929          4,553
                                                          ------------   ------------
Total accounts payable and accrued liabilities ........   $  1,293,257   $  1,006,754
                                                          ============   ============

6. INCOME TAXES

     We are required to record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax asset depends on our ability to generate sufficient taxable income in the future. We have recognized a full valuation allowance for the amount of net deferred tax asset at December 31, 2002 and June 30, 2003 since the Company resembles a development stage company and has no history of profitability.

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

     The Series D Convertible Preferred Stock, par value $.001 per share, is convertible into shares of our common stock in the manner, and upon the terms, provisions and conditions set forth in the Certificate of Designation of the Preferred Stock. The conversion price of the Series D Convertible Preferred Stock is subject to certain adjustments under the terms of the Certificate of Designation. The proceeds from issuance of the Series D Convertible Preferred Stock and Warrant issued and the fair value of the warrants issued to the holders of the Series B and Series C Preferred Stock has been allocated to each instrument based on their relative fair values. Additionally, the Series D Convertible Preferred Stock includes a beneficial conversion ratio at the issuance date. The fair value of the Warrants and the intrinsic value of the beneficial conversion ratio has been deemed a dividend to holders of the Preferred Stock and considered a non-cash dividend to the Series D Convertible Preferred Stock shareholders recorded during the first quarter of 2003 and has been included in the determination of net loss applicable to common stock for the six months ended June 30, 2003.

8. NOTES PAYABLE

     Beginning on April 9, 2003, throughout the second quarter and up to the date of this report we have received working capital funding from certain existing shareholders. During the second quarter we received proceeds totaling $2.1 million. Subsequent to June 30, 2003, we have received an additional $550,000.

     The promissory notes are due on the earlier of the six month anniversary of the issuance of each note or the consummation of a proposed financing as defined in the note agreement. The notes bear interest, payable quarterly in cash or stock, at 10% per annum. For each $10,000 in principal the note holders were issued warrants to purchase 50,000 shares of our common stock at $0.12 per share. The notes contain certain provisions allowing, at the option of the holder, the conversion of the principal amount of each of the notes into equity securities of the Company which may be issued in connection with a proposed offering by the Company of its equity securities to certain investors. If the holder elects to convert the notes into Equity Securities, the principal amount of the note shall convert into such amount of equity securities equal to 110% of the principal amount of the note. These provisions create a beneficial conversion ratio.

     The proceeds from issuance of the notes payable, the beneficial conversion ratio at the issuance date and warrants were allocated to each instrument based on their relative fair values. The sum of the relative fair value of the warrants and the intrinsic value of the beneficial conversion ratio of the notes payable was determined to be in excess of the total proceeds received by the Company; therefore, the entire $2.1 million in proceeds is considered a non-cash debt discount. The debt discount is being amortized as interest over the life of each of the notes payable. The amortization of the debt discount was recorded at the date of each issuance and is included in the determination of net loss as interest expense in the second quarter of 2003.

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

OVERVIEW

     We provide subscription-based, business-to-business electronic commerce services that enable companies in the consumer packaged goods, retail and automotive industries to efficiently manage their highly complex supply chain information. Our core service, syncLink(R), allows manufacturers, wholesalers, distributors, sales agencies (such as food brokers) and retailers to communicate and synchronize item, price and promotion information in a more cost-effective and accessible way than has been possible using traditional electronic and paper-based methods. We enable companies to build on the foundation of synchronized data with more advanced e-commerce practices. Our advanced services, which are all built on the syncLink foundation, include distribuLink(SM) for chain pricing data in multi-tier distribution channels, viaLink invoicing, chainLink(R) scan sales visibility, and sbtLink(SM), the company's scan based trading service.

CRITICAL ACCOUNTING POLICIES

     The Securities and Exchange Commission ("SEC") recently released Financial Reporting Release No. 60, which requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. In addition, Financial Reporting Release No. 61 was released by the SEC to require all companies to include a discussion to address, among other matters, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments. The Company's significant accounting policies and methods used in the preparation of the Consolidated Financial Statements are discussed in Footnote 1 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2002 as filed with the Securities and Exchange Commission. The following is a listing of the Company's critical accounting policies and a brief discussion of each:

         -    Allowance for doubtful accounts;

         -    Revenue recognition; and

         -    Asset Impairment;

     Allowance for Doubtful Accounts. The Company's allowance for doubtful accounts relates to trade accounts receivable. The allowance for doubtful accounts is an estimate prepared by management based on identification of the collectibility of specific accounts and the overall condition of the receivable portfolios. The Company specifically analyzes trade receivables, historical bad debts, customer credits, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Likewise, should the Company determine that it would be able to realize more of its receivables in the future than previously estimated, an adjustment to the allowance would increase income in the period such determination was made. The allowance for doubtful accounts is reviewed on a monthly basis and adjustments are recorded as deemed necessary.

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

     Contracts for customer use of our services are generally for periods ranging from one to three years, but are generally cancelable with 30 days notice. Implementation fees for our services are based on time and materials, are due up front, are nonrefundable and are separately priced from the use of our services. Implementation costs consist primarily of labor by technical support personnel to configure customer data and establish a connection to the viaLink database. Implementation activities can range from a "basic" implementation that simply establishes a web browser interface to more involved activities where we are engaged to assist a customer in modifying their systems and automating the connection. We have no obligation to perform any future implementation services and no additional implementation services are necessary upon renewal of the service by the customer. We recognize implementation fees and associated costs for the more involved implementation activities as the services are provided. Implementation fees and associated direct costs to provide basic implementations are deferred and recognized over the period the subscription-based services are provided. Implementation fees and associated direct costs for basic implementations are deferred because we do not have an objective basis to determine the fair value of the basic implementation services and they are essential to subscription to our services. The fair value of more involved implementation activities is established using a residual method and generally equals the amount charged by us based on time and materials. We recognized revenue for subscription fees for customer use of our services as these services are provided. Revenues collected in advance and revenues dependent upon future performance criteria are deferred and recognized as earned and those performance criteria are met.

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

     Asset Impairment. The Company reviews long-lived assets for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires the company to identify events or changes in circumstances which indicate that the carrying amount of an asset may not be recoverable. If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the long-lived assets, the carrying value is reduced to the estimated fair value as measured by the discounted cash flows. Our continuing losses from operations is one factor which could be an indicator that the carrying amounts of any of our assets may not be recoverable. The Company performed an analysis comparing estimated future cash flows to the carrying value of its assets at June 30, 2003. The analysis did not indicate that an impairment exists as of June 30, 2003. The estimated future cash flows were based upon certain assumptions and are dependent upon future performance. See ADDITIONAL FACTORS THAT MAY AFFECT FUTURE PERFORMANCE for factors that may cause our operations to vary from our estimates. If actual results differ from the estimated future cash flows, impairment may be evident in future periods.

RESULTS OF OPERATIONS

    Comparison of Second Quarter 2002 ("2002") to Second Quarter 2003 ("2003")

     Revenues. Our revenues are comprised of revenues for subscriptions to our services and implementation revenues. The following table sets forth for the periods indicated the components of revenue included in our consolidated statements of operations:

                                                2002          2003
                                            ------------  ------------
Revenues:
  Subscription ..........................   $    702,944  $    826,614
  Implementation.........................        400,749       126,416
                                            ------------  ------------
  Total revenues.........................   $  1,103,693  $    953,030
                                            ============  ============

     Subscription revenues have increased 18% from 2002 to 2003. This increase is due to increases in the number of subscribers to our services and increases in our subscription rates. The overall increase was offset by subscription revenue losses from the termination of agreements with two of our then top 5 customers late in 2002. Continued subscription revenue growth is dependent upon the number of subscribers to our services and how many trading partners with which they are exchanging data ("connections"). Continued growth is dependent upon increasing the number of connections between our existing customers and adding new customers. The rate at which the connections increase can vary significantly from customer to customer depending upon each customer's deployment strategy. Historically, our retailer customers have been better able to assist us in increasing the number of connections. During the second quarter of 2003 we executed an agreement with two additional retailers, one of which was AutoZone which became one of our 5 largest customers. As we add additional retailer customers we expect increases in the number of supplier customers purchasing implementation and subscription services. During the first quarter of 2003 we experienced decreases in the number of new agreements signed with suppliers as compared to late 2002 which caused decreases in our implementation revenues. We believe that these decreases were due to the uncertainty in the retail industry due to macro-economic events. During the second quarter we began to experience some increases in the number of contracts signed. We expect our subscription revenues to continue to grow throughout 2003.

     Customer Operations. Customer operations expense consists of personnel costs associated with implementation, consulting and other services and costs of operating, maintaining and accessing our technical operations and hosting facilities. Customer operations expense also includes the cost of providing support and maintenance to customers. Our customer operations expense decreased from $1.4 million in 2002 to $1.1 million in 2003. This decrease is due primarily to decreases in expenses related to our operations platform at Hewlett-Packard, decreased personnel costs and decreases in our telecommunications costs. Our customer operations team consisted of 21 people at June 30, 2003. Subsequent to June 30, 2003, we have negotiated a decrease in the costs for our technical operating platform. We believe that this platform represents the operating capacity necessary for expected growth through 2003. We expect customer operations expenses to decrease in the third and fourth quarter of 2003.

     Development. Development expense includes personnel and contract labor costs and professional fees incurred for product development, enhancements, upgrades, quality assurance and testing. Our development expenses decreased from $569,000 in 2002 to $446,000 in 2003. This decrease is due to decreased use of contract labor and service providers to provide development resources and other decreases in personnel costs. Our development team consisted of 21 people at June 30, 2003. We are continuously undertaking various projects to expand the functionality of our services and we expect the continuance of the expenses for these projects in the foreseeable future.

     Selling and Marketing. Selling and marketing expense consists primarily of personnel costs, travel, seminars and technical conferences, advertising and public relations programs. Selling and marketing expense decreased from $646,000 in 2002 to $478,000 in 2003. Our sales and marketing team included 13 people at June 30, 2003. We expect selling and marketing expenses to decrease in the third and fourth quarter of 2003.

     General and Administrative (G&A) and non-cash stock compensation. G&A expense consists primarily of the personnel and other costs of the finance, human resources, administrative and executive departments and the fees and expenses associated with legal, accounting and other services. G&A expense increased from $447,000 in 2002 to $640,000 in 2003. Additionally, during 2003, $113,000 in non-cash stock compensation is included in the statement of operations for restricted stock grants during the period. G&A expense for 2002 includes the reversal of $0.4 million of expense previously recorded for the abandonment of our lease for our previous headquarters in Oklahoma City. Excluding the adjustment for the lease expense reversal, other G&A expenses decreased by $200,000, due to a $143,000 decrease in personnel costs, a $85,000 decrease in relocation expenses offset in part by increases due to timing of other professional fees for once-a-year expenses related to our annual meeting and proxy process.

     Depreciation and Amortization. Depreciation and amortization expense decreased from $339,000 in 2002 to $151,000 in 2003. This decrease reflects the complete depreciation of certain long-lived assets and decreases in capital expenditures in 2002 and 2003.

     Interest expense, net. Interest expense represents the non-cash interest expense for the amortization of the initial debt discount recorded for each of our notes payable and interest expense on our capital lease with HP. The debt discount is being amortized over the life of each note and is expected to continue for the remainder of 2003.

     Dividends on Preferred Stock. Dividends on Preferred Stock in 2002 includes the stated dividends were accrued from each date of issuance through conversion on the Series A and Series B Preferred Stock.

     Comparison of the Six Months Ended June 30, 2002 ("2002") to the Six Months Ended June 30,2003 ("2003")

     Revenues. Our revenues are comprised of revenues for subscriptions to our services and implementation revenues. The following table sets forth for the periods indicated the components of revenue included in our consolidated statements of operations:

                                                 2002          2003
                                             ------------  ------------
Revenues:
  Subscription ..........................    $  1,335,345  $  1,578,570
  Implementation.........................         728,828       214,991
                                             ------------  ------------
  Total revenues.........................    $  2,064,173  $  1,793,561
                                             ============  ============

     Subscription revenues have increased 18% from 2002 to 2003. This increase is due to increases in the number of subscribers to our services and increases in our subscription rates. The overall increase was offset by subscription revenue losses from the termination of agreements with two of our then top 5 customers late in 2002. Continued subscription revenue growth is dependent upon the number of subscribers to our services and how many trading partners with which they are exchanging data ("connections"). Continued growth is dependent upon increasing the number of connections between our existing customers and adding new customers. The rate at which the connections increase can vary significantly from customer to customer depending upon each customer's deployment strategy. Historically, our retailer customers have been better able to assist us in increasing the number of connections. During the second quarter of 2003 we executed an agreement with two additional retailers, one of which was AutoZone which became one of our 5 largest customers. As we add additional retailer customers we expect increases in the number of supplier customers purchasing implementation and subscription services. During the first quarter of 2003 we experienced decreases in the number of new agreements signed with suppliers as compared to late 2002 which caused decreases in implementation revenues. We believe that these decreases were due to the uncertainty in the retail industry due to macro-economic events. During the second quarter we began to experience some increases in the number of contracts signed. We expect our subscription revenues to continue to grow throughout 2003.

     Customer Operations. Customer operations expense consists of personnel costs associated with implementation, consulting and other services and costs of operating, maintaining and accessing our technical operations and hosting facilities. Customer operations expense also includes the cost of providing support and maintenance to customers. Our customer operations expense decreased from $2.9 million in 2002 to $2.1 million in 2003. This decrease is due primarily to decreases in expenses related to our operations platform at Hewlett-Packard, decreased personnel costs and decreases in our telecommunications costs. Our customer operations team consisted of 21 people at June 30, 2003. Subsequent to June 30, 2003, we have negotiated a decrease in the costs for our technical operating platform. We believe that this platform represents the operating capacity necessary for expected growth through 2003. We expect customer operations expenses to decrease in the third and fourth quarter of 2003.

     Development. Development expense includes personnel and contract labor costs and professional fees incurred for product development, enhancements, upgrades, quality assurance and testing. Our development expenses decreased from $1,139,000 in 2002 to $984,000 in 2003. This decrease is due to decreased use of contract labor and service providers to provide development resources and other decreases in personnel costs. Our development team consisted of 21 people at June 30, 2003. We are continuously undertaking various projects to expand the functionality of our services and we expect the continuance of these expenses for the foreseeable future.

     Selling and Marketing. Selling and marketing expense consists primarily of personnel costs, travel, seminars and technical conferences, advertising and public relations programs. Selling and marketing expense decreased from $1,227,000 in 2002 to $1,007,000 in 2003. Our sales and marketing team included 13 people at June 30, 2003. We expect selling and marketing expenses to decrease in the third and fourth quarter of 2003.

     General and Administrative (G&A) and non-cash stock compensation. G&A expense consists primarily of the personnel and other costs of the finance, human resources, administrative and executive departments and the fees and expenses associated with legal, accounting and other services. G&A expense increased from $1.2 million in

2002 to $1.3 million in 2003. Additionally, during 2003, $113,000 in non-cash stock compensation is included in the statement of operations for restricted stock grants during the period. G&A expense for 2002 includes the reversal of $0.4 million of expense previously recorded for the abandonment of our lease for our previous headquarters in Oklahoma City. Excluding the adjustment for the lease expense reversal, other G&A expenses decreased by nearly $300,000, due mainly to a $251,000 decrease in personnel costs, a $100,000 decrease in relocation expenses offset in part by increases due to timing of other professional fees for once-a-year expenses related to our annual meeting and proxy process.

     Depreciation and Amortization. Depreciation and amortization expense decreased from $680,000 in 2002 to $373,000 in 2003. This decrease reflects the complete depreciation of certain long-lived assets and decreases in capital expenditures in 2002 and 2003.

     Interest expense, net. Interest expense represents the non-cash interest expense for the amortization of the initial debt discount recorded for each of our notes payable and interest expense on our capital lease with HP. The debt discount is being amortized over the life of each note and is expected to continue for the remainder of 2003.

     Dividends on Preferred Stock. Dividends on Preferred Stock includes the allocation of the proceeds received to the warrants issued and beneficial conversion features of our Preferred Stock issued during the respective periods. During 2002, $3.2 million was recorded with the issuance of $4.0 million of our Series C Preferred Stock. During 2003, $1.26 million was recorded with the issuance of our Series D Preferred Stock. Additionally during 2002, stated dividends were accrued from each date of issuance through conversion on the Series A and Series B Preferred Stock.

LIQUIDITY AND CAPITAL RESOURCES

     Our principal potential sources of liquidity are cash on hand, cash generated from operations and cash provided from financing activities. As of June 30, 2003, we had cash and cash equivalents of $0.4 million.

     During the six months ended June 30, 2003, we used $3.3 million in operating activities compared to using $5.5 million in 2002. Cash used in operating activities during 2003 reflects a net loss of $4.8 million. Cash used in operating activities also reflects, $0.7 million of depreciation and amortization, $0.7 million in non-cash interest expense, $0.1 million of non-cash stock compensation and a $0.1 million increase in cash provided by other working capital changes, primarily accounts receivable and accounts payable.

     During the six months ended June 30, 2002, we used approximately $0.2 million in investing activities reflecting capital expenditures. We made no capital expenditures in 2003.

     During the six months ended June 30, 2003, financing activities provided net cash of $3.1 million, primarily the result of the issuance of 105 shares of Series D Preferred Stock, less offering and registration costs and $2.1 million in notes payable. During the six months ended June 30, 2002, financing activities provided net cash of $4.1 million, primarily the result of the issuance of 400 shares of Series C Preferred Stock and 7.5 million shares of our common stock for warrants exercised, less offering and registration costs of $0.3 million.

     Since the middle of 2001, the company has implemented an aggressive cost cutting program including the closing of offices, pay reductions, reduction in workforce, and other expense reductions including travel, administrative and vendor service costs. Late in 2002 and into 2003, the company has taken and continues to take additional measures to reduce its cost structure. Including an additional reduction subsequent to June 30, 2003. The reductions have included headcount reductions at the executive level, negotiations with significant vendors and other expense reductions including travel, administrative and vendor service costs. As a result of these changes, the gross cash operating expenses decreased to approximately $0.8 million per month (excluding non-cash items) during the first and second quarter of 2003 and are expected to be further reduced to less than $0.7 million per month (excluding non-cash items).

     We have incurred operating losses and negative cash flow in the past and expect to incur operating losses and negative cash flow through 2003. Our spending may increase in the future for further technology and product development and other technology and database costs. We also could expect increases in customer operations expense to be incurred after corresponding increases in contracted revenues.

     Our independent auditors have issued their Independent Auditors' Report on the Company's consolidated financial statements for the fiscal year ended December 31, 2002 with an explanatory paragraph regarding the Company's ability to continue as a going concern. We have generated net losses for the years ended December 31, 2000, 2001 and 2002 and have generated an accumulated deficit of $90.0 million as of June 30, 2003. We have incurred operating losses and negative cash flow in the past and expect to incur operating losses and negative cash flow during 2003. During 2001 and 2002 we began to experience delays in signing small supplier customers which were an important component of our expected implementation revenues. We experienced these delays again in early 2003. The signing of these suppliers is dependent upon the success of our retailer customers' 'community development' activities. We continue to pursue sales efforts with the small suppliers and still believe that they will become subscribers to our services. Due to these delays, we continue to focus our sales efforts on leading customers, particularly retailers, each of which could have a greater incremental effect on increasing subscription revenues. An increase in the number of leading customers is critical to generating positive cash flow from operations and creating sales opportunities through 'community development'.

     The delay in generating revenues creates a need for us to obtain additional capital throughout the remainder of 2003 in order for us to execute our current business plan successfully. The amount of capital will be dependent upon (a) our services achieving market acceptance, (b) the timing of additional customer signings, (c) our ability to sustain current decreased levels of spending, and/or (d) the amount of, if any, unanticipated expenditures. There can be no assurance as to whether, when or the terms upon which any such capital may be obtained. Any failure to obtain an adequate and timely amount of additional capital on commercially reasonable terms could have a material adverse effect on our business, financial condition and results of operations, including our ability to continue as a going concern.

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

     In November 2002, the FASB's Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company's application of EITF Issue No. 00-21 will not have a material effect on its financial condition or results of operations.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. The Statement provides guidance on how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. Under previous guidance, a company could account for those financial instruments as equity.. The Statement requires that a company classify a financial instrument that is within its scope as a liability, or as an asset in some circumstances. This Statement is effective in the third quarter of 2003. We expect adoption of the Statement will not have a material impact on our financial position or results of operations.

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

WE HAVE A HISTORY OF OPERATING LOSSES AND EXPECT FUTURE OPERATING LOSSES.

     We have a history of operating losses, and we expect to incur net losses into 2003. We incurred net losses of approximately $39.1 million in 2000, $24.5 million in 2001 and $8.1 million in 2002. As of June 30, 2003, we had an accumulated deficit of approximately $90.0 million representing the sum of our historical net losses. We continue to expend significant resources to aggressively develop and market our services into an unproven market. While we continue to increase our optimism regarding our prospects, there is a possibility that we may never generate sufficient revenues to achieve or sustain profitability or generate positive cash flow.

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

OUR SALES CYCLE CAUSES UNPREDICTABLE VARIATIONS IN OUR OPERATING RESULTS.

     Our sales cycle has been and may continue to be unpredictable. Our sales cycle is also subject to delays because we have little or no control over customer-specific factors, including customers' budgetary constraints and internal acceptance procedures. Consequently, we may spend considerable time and expense providing information to prospective customers about the use and benefits of our services without generating corresponding revenue. The length of the sales pursuit makes it difficult to accurately forecast the quarter in which our implementation and subscription services will occur. This may cause our revenues from those services to be delayed from the expected quarter to a subsequent quarter or quarters or to vary from quarter to quarter. Furthermore, there is substantial uncertainty as to when particular sales efforts will begin to generate revenues. As a result, our revenues and results of operations in any quarter may not meet market expectations or be indicative of future performance and it may be difficult to evaluate our prospects or to estimate the value of the company.

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

OUR CUSTOMER BASE IS CONCENTRATED AND OUR SUCCESS DEPENDS IN PART ON OUR ABILITY TO RETAIN EXISTING CUSTOMERS AND SUBSCRIBERS.

     If one or more of our major customers were to substantially reduce or terminate their use of our services, our business, operating results and financial condition would be harmed. In 2002, we derived 32% of our total revenues from our five largest customers. Our largest customer in 2002 accounted for approximately 11% of our total
                                       18
revenues. The amount of our revenues attributable to specific customers is likely to vary from year to year. We do not have long-term contractual commitments with any of our current customers, and our customers may terminate their contracts with little or no advance notice and without significant penalty. As a result, we cannot be certain that any of our current customers will be customers in future periods. A customer termination would not only result in lost revenue, but also the loss of customer references that are necessary for securing future customers. During 2002, certain customers, including two customers that were among our five largest, terminated their agreements for our services.

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

We started 2001 with 135 full-time employees and 20 contract workers who were engaged on viaLink projects on a full-time basis. As of June 30, 2003, we had 60 full-time employees. As of August 14, 2003, we had 48 full-time employees. Most current full-time employees are being compensated at rates from 10% to 15% less than in 2001, and members of management have foregone bonus payments of up to 50% of base compensation and have reduced compensation from 10% to 40%. At these reduced rates it is unlikely we will be able to retain all current employees and officers

THE PRICE OF OUR COMMON STOCK MAY DECLINE DUE TO SHARES ELIGIBLE FOR FUTURE SALE. ALSO, YOU WILL EXPERIENCE DILUTION IN CONNECTION WITH THE CONVERSION OF PREFERRED STOCK AND EXERCISE OF WARRANTS.

     Sales of a substantial number of shares of common stock, or even the potential for such sales, could adversely affect the market price of the common stock and could impair our ability to raise capital through the sale of equity securities. As of June 30, 2003, we had outstanding 178,134,467 shares of common stock. These shares are freely tradable without restriction or further registration under the Securities Act unless purchased by our "affiliates.

    Furthermore, an additional:

     - 10,709,029 shares of common stock are issuable upon the exercise of currently outstanding warrants;

     - 84,123,750 shares of common stock are issuable upon the conversion of currently outstanding preferred stock.

     Substantially all shares issued following the exercise of these options or warrants or the conversion of the preferred stock will be freely tradable.

ITEM 4. CONTROLS & PROCEDURES

     As of the end of the period covered by this report, viaLink carried out an evaluation, under the supervision and with the participation of viaLink's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of viaLink's disclosure controls and procedures. Based upon that evaluation, viaLink's Chief Executive Officer and Chief Financial Officer concluded that viaLink's disclosure controls and procedures are effective in enabling it to record, process, summarize and report information required to be included in the periodic SEC filings within the required time period. There have been no significant changes in viaLink's internal controls or in other factors that could significantly affect internal controls subsequent to the date viaLink carried out its evaluation.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company's Annual Meeting of Stockholders for fiscal year 2002 held on May 19, 2003, the following votes were reported:

     1. For the re-election to the Board of Directors of Sue A. Hale, 151,661,462 shares were voted in favor with 1,358,191 votes withheld.

     2. For the re-election to the Board of Directors of Lewis B. "Bucky" Kilbourne, 149,806,524 shares were voted in favor with 3,213,129 votes withheld.

     3. For the election to the Board of Directors of Robert I. Noe, 150,989,301 shares were voted in favor with 2,030,352 votes withheld.

     4. To amend the Articles of Incorporation of the Company to authorize an additional 100,000,000 shares of common stock, 146,491,475 shares were voted in favor, 6,326,205 shares were voted against, and 201,972 shares abstained.

     5. To amend and restate The viaLink Company 1999 Stock Option / Stock issuance Plan to include adding on a one-time basis 15,000,000 shares for use in accordance with the terms and conditions of that plan, 142,993,785 shares were voted in favor, 9,851,425 shares were voted against, and 174,443 shares abstained.

     6. To award Robert I. Noe, Chief Executive Officer of the Company, and Jack E. Scott, II, Vice President, Chief Technology Officer, and Chief Information Officer respectively 1,500,000 and 1,000,000 shares of common stock of the Company under The viaLink Company 1999 Stock Option / Stock issuance Plan, 141,842,039 shares were voted in favor, 10,842,761 shares were voted against, and 334,853 shares abstained.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     The following instruments are included as exhibits to the report. Exhibits incorporated by reference are so indicated.

EXHIBIT
NUMBER                             DESCRIPTION
-------    --------------------------------------------------------------
31.1       Certification of Chief Executive Officer.

31.2       Certification of Chief Financial Officer.

32.1       CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
            AS ADOPTED PURSUANT TO SECTION 906 OF THE
            SARBANES-OXLEY ACT OF 2002 by the Chief Executive
            Officer

32.2       CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
            AS ADOPTED PURSUANT TO SECTION 906 OF THE
            SARBANES-OXLEY ACT OF 2002 by the Chief Financial
            Officer

99.1(1)    Form of Promisory Note entered into by and between The viaLink
            Company and each of the note holders.

99.2(1)    Form of Warrant to Purchase Shares of Common Stock of
            The viaLink Company.

99.3(2)    Separation Agreement entered into by and between The viaLink
            Company and Jack Scott II.

(1) Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated April 10, 2003.

(2) Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated August 7, 2003.

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

     The Registrant filed a Current Report on Form 8-K, dated May 7, 2003, reporting pursuant to Item 5 of such Form that it would announce its first quarter ended March 31, 2003 results on May 15, 2003. Additionally, the company announced it would host an investor conference call the same day at 4:30 p.m. Eastern Standard Time, to review the company's results.

     The Registrant filed a Current Report on Form 8-K, dated May 15, 2003, reporting pursuant to Item 5 of such Form that it reported results for the first quarter ended March 31, 2003.

     The Registrant filed a Current Report on Form 8-K, dated June 4, 2003, reporting pursuant to Item 5 of such Form that it had signed a service agreement with AutoZone, Inc., the nation's number one retailer for the growing do-it-yourself automotive maintenance and repairs market for AutoZone to use viaLink's services to enhance supply chain visibility and enable Pay-on-Scan /Scan Based Trading with its suppliers.

     The Registrant filed a Current Report on Form 8-K, dated July 1, 2003, reporting pursuant to Item 5 of such Form that it had received loan proceeds totaling $800,000 from certain existing stockholders. In exchange, the Company executed promissory notes (in the form of Exhibit 99.1 as filed with the Company's Current Report on Form 8-K, dated April 10, 2003) and issued warrants (in the form of Exhibit 99.2 as filed with the Company's Current Report on Form 8-K, dated April 10, 2003).

    The Registrant filed a Current Report on Form 8-K, dated July 31, 2003, reporting pursuant to Item 5 of such Form that it had received loan proceeds totaling $550,000 from certain existing stockholders. In exchange, the Company executed promissory notes (in the form of Exhibit 99.1 as filed with the Company's Current Report on Form 8-K, dated April 10, 2003) and issued warrants (in the form of Exhibit 99.2 as filed with the Company's Current Report on Form 8-K, dated April 10, 2003).

     The Registrant filed a Current Report on Form 8-K, dated August 1, 2003, reporting pursuant to Item 5 of such Form that it would announce its second quarter results on August 7, 2003. Additionally, the company announced it would host an investor conference call the same day at 4:30 p.m. Eastern Standard Time, to review the company's results.

     The Registrant filed a Current Report on Form 8-K, dated August 7, 2003, reporting pursuant to Item 5 of such Form that the Company and Jack E. Scott, II, an executive officer of the Company, have entered into a separation agreement. Under the terms of the agreement, Mr. Scott stepped down as an executive officer of the Company and ended his full-time employment on August 5, 2003.

     The Registrant filed a Current Report on Form 8-K, dated August 7, 2003, reporting pursuant to Item 5 of such Form that the Company reported results for the second quarter ended June 30, 2003.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               THE VIALINK COMPANY
                                                  (Registrant)

                                          By: /s/ ROBERT I. NOE
                                              ------------------
                                                 Robert I. Noe
                                             Chief Executive Officer

Date: August 14, 2003

                                        By: /s/ BRIAN M. CARTER
                                            -------------------
                                               Brian M. Carter
                                     Vice President, Chief Financial Officer
                                  (principal financial and accounting officer)

Date: August 14, 2003

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                           DESCRIPTION
-------   --------------------------------------------------------------
31.1      Certification of Chief Executive Officer.

31.2      Certification of Chief Financial Officer.

32.1      CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
            AS ADOPTED PURSUANT TO SECTION 906 OF THE
            SARBANES-OXLEY ACT OF 2002 by the Chief Executive
            Officer

32.2      CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
            AS ADOPTED PURSUANT TO SECTION 906 OF THE
            SARBANES-OXLEY ACT OF 2002 by the Chief Financial
            Officer

99.1(1)   Form of Promisory Note entered into by and between The viaLink
            Company and each of the note holders.

99.2(1)   Form of Warrant to Purchase Shares of Common Stock of
            The viaLink Company.

99.3(2)   Separation Agreement entered into by and between The viaLink
            Company and Jack Scott II.

(1) Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated April 10, 2003.

(2) Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated August 7, 2003.