Form 10QSB
period 2003-09-30
VIALINK CO
filed 2003-11-14
CIK 1017137

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes [X] No [ ]

         As of September 30, 2003, the last business day of the registrant's most recently completed fiscal quarter, the aggregate market value of the voting common stock of the registrant held by non-affiliates of the registrant (affiliates for these purposes being Registrant's directors, executive officers and holders of more than 5% of Registrant's common stock on such date) computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity on that date was $18.0 million. As of November 12, 2003, the issuer had 178,921,301 outstanding shares of Common Stock.

================================================================================

                         PART 1 -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               THE VIALINK COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    DECEMBER 31, 2002 AND SEPTEMBER 30, 2003

                                                                                         DECEMBER 31,    SEPTEMBER 30,
                                                                                             2002            2003
                                                                                         ------------    ------------
                                        ASSETS                                                            (UNAUDITED)
Current assets:
  Cash and cash equivalents ..........................................................   $    561,617    $    474,968
  Accounts receivable -- trade, net of allowance for
     doubtful accounts of $115,000 in 2002 and $131,000 in 2003 ......................        965,158         827,186
  Prepaid expenses and other current assets ..........................................        156,503          58,676
                                                                                         ------------    ------------
          Total current assets .......................................................      1,683,278       1,360,830
Furniture, equipment and leasehold improvements, net .................................        782,870         280,043
Software development costs, net ......................................................        410,598               -
Other assets .........................................................................         60,197          60,197
                                                                                         ------------    ------------
          Total assets ...............................................................   $  2,936,943    $  1,701,070
                                                                                         ============    ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable and accrued liabilities ...........................................   $  1,293,257    $    972,053
  Deferred revenues ..................................................................         44,459          93,521
  Notes payable, net of discount of $1,702,000 at September 30, 2003 .................              -       1,998,494
  Current portion of capital lease obligations .......................................        148,758         281,618
                                                                                         ------------    ------------
          Total current liabilities ..................................................      1,486,474       3,345,686
Long-term liabilities:
  Capital lease obligations, less current portion ....................................        237,020               -
                                                                                         ------------    ------------
          Total liabilities ..........................................................      1,723,494       3,345,686

Stockholders' equity (deficit):
  Common stock, $.001 par value; 400,000,000 shares authorized; 160,519,660 and
     178,921,301 shares issued and outstanding at December 31, 2002 and September 30,
     2003, respectively                                                                       160,520         178,921

  Series D Preferred stock, $.001 par value; 10,000,000 shares authorized; 799 and 841 shares issued and outstanding at December 31, 2002 and September 30, 2003
    respectively                                                                            9,584,850      10,094,850
  Additional paid-in capital .........................................................     76,724,178      81,038,155
  Accumulated deficit ................................................................    (85,256,099)    (92,956,542)
                                                                                         ------------    ------------
          Total stockholders' equity (deficit) .......................................      1,213,449      (1,644,616)
                                                                                         ------------    ------------
          Total liabilities and stockholders' equity (deficit) .......................   $  2,936,943    $  1,701,070
                                                                                         ============    ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                               THE VIALINK COMPANY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
      FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2003
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED                NINE MONTHS ENDED
                                                              SEPTEMBER 30,                     SEPTEMBER 30,
                                                      ------------------------------    ------------------------------
                                                          2002             2003             2002             2003
                                                      -------------    -------------    -------------    -------------
Revenues ..........................................   $   1,114,951    $   1,125,183    $   3,179,124    $   2,918,744
Operating expenses:
  Customer operations .............................       1,147,181        1,003,186        4,030,384        3,072,265
  Development .....................................         543,230          393,890        1,682,323        1,377,767
  Selling and marketing ...........................         593,289          348,833        1,819,963        1,355,465
  General and administrative ......................         868,082          736,732        2,024,578        2,069,622
     Non-cash stock compensation ..................         704,558                -          704,558          112,500
  Depreciation and amortization ...................         289,014          130,103          969,488          502,827
                                                      -------------    -------------    -------------    -------------
          Total operating expenses ................       4,145,354        2,612,744       11,231,294        8,490,446
                                                      -------------    -------------    -------------    -------------
Loss from operations ..............................      (3,030,403)      (1,487,561)      (8,052,170)      (5,571,702)
Interest expense, net .............................               -       (1,427,192)               -       (2,128,741)
Gain on extinguishment of debt with Hewlett-Packard       1,628,817                -        1,628,817                -
                                                      -------------    -------------    -------------    -------------
Net loss ..........................................      (1,401,586)      (2,914,753)      (6,423,353)      (7,700,443)
  Dividends on preferred stock:
    Value of warrants and beneficial conversion ...      (6,388,934)               -       (9,599,655)      (1,260,000)
    Stated dividend at 6% .........................         (13,315)               -          (39,945)               -
                                                      -------------    -------------    -------------    -------------
Net loss applicable to common stock ...............   $  (7,803,835)   $  (2,914,753)   $ (16,062,953)   $  (8,960,443)
                                                      =============    =============    =============    =============
Net loss applicable to common stock
  per common share--
    Basic and diluted .............................   $       (0.08)   $       (0.02)   $       (0.19)   $       (0.05)
                                                      =============    =============    =============    =============
Weighted average common shares outstanding--
    Basic and diluted .............................      99,669,943      178,199,016       84,672,567      174,190,624
                                                      =============    =============    =============    =============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                               THE VIALINK COMPANY

       CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                                   (UNAUDITED)


                                                                PREFERRED STOCK               COMMON STOCK
                                                            ------------------------    -----------------------
                                                             SHARES       AMOUNTS         SHARES       AMOUNTS
                                                            --------    ------------    -----------   ---------
Balance, December 31, 2002 ..............................        799    $  9,584,850    160,519,660   $ 160,520
 Stock issued under employee
  stock purchase and option plans .......................                                 1,403,151       1,403
 Proceeds from issuance of Series D Preferred Stock .....
 Value assigned to warrants issued in connection with the
    issuance of Notes Payable and beneficial conversion
    feature of the Notes Payable ........................
 Interest paid in-kind with common stock ................                                   912,594         913
 Value assigned to warrants and common shares issued in
  connection with  the issuance of Series D Preferred
  Stock .................................................                    648,823      9,835,896       9,835
 Offering and registration costs ........................
 Dividends on Preferred Stock:
   Value attributed to Beneficial conversion feature,
     shares and warrant on Series D Preferred Stock .....        105         611,177
 Series D Preferred Stock conversion into Common Stock ..        (63)       (750,000)     6,250,000       6,250
  Net loss ..............................................
                                                            --------    ------------    -----------   ---------
Balance, September 30, 2003 .............................        841    $ 10,094,850    178,921,301   $ 178,921
                                                            ========    ============    ===========   =========

                                                             ADDITIONAL
                                                              PAID-IN       ACCUMULATED
                                                              CAPITAL        (DEFICIT)         TOTAL
                                                            ------------    ------------    -----------
Balance, December 31, 2002 ..............................   $ 76,724,178    $(85,256,099)   $ 1,213,449
 Stock issued under employee
  stock purchase and option plans .......................        125,733                        127,136
 Proceeds from issuance of Series D Preferred Stock .....      1,260,000                      1,260,000
 Value assigned to warrants issued in connection with the
    issuance of Notes Payable and beneficial conversion
    feature of the Notes Payable ........................      3,390,500                      3,390,500
 Interest paid in-kind with common stock ................         99,484                        100,397
 Value assigned to warrants and common shares issued in
  connection with  the issuance of Series D Preferred
  Stock .................................................       (658,658)                             -
 Offering and registration costs ........................        (35,655)                       (35,655)
 Dividends on Preferred Stock:
   Value attributed to Beneficial conversion feature,                                                 -
     shares and warrant on Series D Preferred Stock .....       (611,177)                             -
 Series D Preferred Stock conversion into Common Stock ..        743,750                              -
  Net loss ..............................................                     (7,700,443)    (7,700,443)
                                                            ------------    ------------    -----------
Balance, September 30, 2003 .............................   $ 81,038,155    $(92,956,542)   $(1,644,616)
                                                            ============    ============    ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                               THE VIALINK COMPANY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2003
                                   (UNAUDITED)

                                                                      2002           2003
                                                                   -----------    -----------
Cash flows from operating activities:
  Net loss .....................................................   $(6,423,353)   $(7,700,443)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization .............................     1,409,245        913,425
     Non-cash termination of lease obligation ..................      (391,000)             -
     Non-cash stock compensation ...............................       704,558        112,500
     Non-cash gain on extinguishment of debt ...................    (1,628,817)             -
     Non-cash interest expense, notes payable ..................             -      2,098,891
     Increase (decrease) in cash for changes in:
       Accounts receivable, net ................................         6,582        137,972
       Prepaid expenses and other assets .......................       384,848         97,827
       Accounts payable and accrued liabilities ................    (1,503,549)      (321,204)
       Deferred revenue ........................................      (213,279)        49,062
                                                                   -----------    -----------
          Net cash used in operating activities ................    (7,654,765)    (4,611,970)
                                                                   -----------    -----------
Cash flows from investing activities:
  Capital expenditures .........................................      (159,965)             -
                                                                   -----------    -----------
Cash flows from financing activities:
  Proceeds from issuance of  notes payable .....................             -      3,700,000
  Proceeds from issuance of  preferred stock ...................     7,303,465      1,260,000
  Payments, capital lease obligation ...........................             -       (104,160)
  Proceeds from exercise of stock options, warrants and
     stock purchase plans ......................................       510,889         14,636
  Payments of placement agent fees, notes payable ..............             -       (309,500)
  Payments of offering and registration costs ..................      (546,707)       (35,655)
                                                                   -----------    -----------
          Net cash provided by financing activities ............     7,267,647      4,525,321
                                                                   -----------    -----------
Net increase (decrease) in cash and cash equivalents ...........      (547,083)       (86,649)
Cash and cash equivalents, beginning of period .................     2,702,782        561,617
                                                                   -----------    -----------
Cash and cash equivalents, end of period .......................   $ 2,155,699    $   474,968
                                                                   ===========    ===========
Supplemental schedule of non-cash activities:
  Interest on notes payable paid in-kind with common stock .....   $         -    $   100,397
                                                                   ===========    ===========
  Dividend payable on preferred stock ..........................   $    39,945    $         -
                                                                   ===========    ===========
  Assets acquired under capital lease ..........................   $   413,606    $         -
                                                                   ===========    ===========
  Vendors and severance paid with common stock .................   $   445,269    $         -
                                                                   ===========    ===========

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

         Our independent auditors have issued their Independent Auditors' Report on the Company's consolidated financial statements for the fiscal year ended December 31, 2002 with an explanatory paragraph regarding the Company's ability to continue as a going concern. We have generated net losses for the years ended December 31, 2000, 2001 and 2002 and have generated an accumulated deficit of $93.0 million as of September 30, 2003. We have incurred operating losses and negative cash flow in the past and expect to incur operating losses and negative cash flow during 2003. During 2001 and 2002 we began to experience delays in signing small supplier customers which were an important component of our expected implementation revenues. We experienced these delays again in early 2003. The signing of these suppliers is dependent upon the success of our retailer customers' `community development' activities. We continue to pursue sales efforts with the small suppliers and still believe that they will become subscribers to our services. Due to these delays, we continue to focus our sales efforts on leading customers, particularly retailers, each of which could have a greater incremental effect on increasing subscription revenues. An increase in the number of leading customers is critical to generating positive cash flow from operations and creating sales opportunities through `community development'.

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

         Operating results for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2003.

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

         Pro forma information regarding net loss and loss per share is required by and has been determined as if we had accounted for its employee stock options under the fair value method defined by SFAS No. 123 and amended by SFAS No. 148. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for options granted in each of the following fiscal years ended December 31,:

                                                            2000             2001              2002
                                                       --------------   --------------    --------------
Interest rates, (Zero-coupon U.S.Government
  Bonds issued with remaining life equal to
  expected term of options .........................     5.6% to 6.3%              4.5%              2.5%
Dividend yields ....................................               0%                0%                0%
Volatility factors of our common stock .............     112% to 157%      150% to 177%              143%
Weighted average expected life .....................       2.5 years         2.5 years         2.5 years
Resulting weighted average grant date fair value ...   $       12.45    $         0.50    $         0.09
Additional expense under fair value method             $  26,812,436    $   20,422,032    $    9,220,071

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

         The following table displays the effect on net loss and loss per share had the fair value method been applied during each of the following periods ended September 30,:

                                                         THREE MONTHS ENDED SEPTEMBER    NINE MONTHS ENDED SEPTEMBER
                                                                     30,:                            30,:
                                                         ----------------------------    ----------------------------
                                                             2002            2003            2002            2003
                                                         ------------    ------------    ------------    ------------
Basic:
Net loss applicable to common stock, as reported .....   $ (7,803,835)   $ (2,914,753)   $(16,062,953)   $ (8,960,443)
   Stock-based compensation included in the
   determination of net loss under APB No. 25 ........        704,558              --         704,558         112,500
   Stock-based compensation to be included the
   determination of net loss under SFAS No. 148 ......     (1,919,000)       (309,500)     (7,427,000)     (1,784,500)
                                                         ------------    ------------    ------------    ------------
   Pro-forma net loss ................................   $ (9,018,277)   $ (3,224,253)   $(22,785,395)   $(10,632,443)
                                                         ============    ============    ============    ============

Net loss applicable to common stock, per common
   share:
    As reported ......................................   $      (0.08)   $      (0.02)   $      (0.19)   $      (0.05)
    Pro-forma ........................................   $      (0.09)   $      (0.02)   $      (0.27)   $      (0.06)

4. RECONCILIATION FOR BASIC AND DILUTED EARNINGS PER SHARE ("EPS")

         A reconciliation of the numerators and the denominators used in the calculation of earnings (loss) applicable to common stock per share is as follows for the three and nine month periods ended September 30:

                                                           THREE MONTHS ENDED                NINE MONTHS ENDED
                                                              SEPTEMBER 30,:                    SEPTEMBER 30,:
                                                     ------------------------------    ------------------------------
                                                         2002             2003             2002             2003
                                                     -------------    -------------    -------------    -------------
Basic:
  Net loss applicable to common stock ............   $  (7,803,835)   $  (2,914,753)   $ (16,062,953)   $  (8,960,443)
  Weighted average common shares outstanding .....      99,669,943      178,199,016       84,672,567      174,190,624
                                                     -------------    -------------    -------------    -------------
  Net Loss per common share ......................   $       (0.08)   $       (0.02)   $       (0.19)   $       (0.05)
                                                     =============    =============    =============    =============
Diluted:
  Net loss applicable to common stock ............   $  (7,803,835)   $  (2,914,753)   $ (16,062,953)   $  (8,960,443)
  Weighted average common shares outstanding .....      99,669,943      178,199,016       84,672,567      174,190,624
  Add: Net effect of dilutive potential shares ...              --               --               --               --
                                                     -------------    -------------    -------------    -------------
                                                        99,669,943      178,199,016       84,672,567      174,190,624
                                                     -------------    -------------    -------------    -------------
  Net Loss per share applicable to common stock ..   $       (0.08)   $       (0.02)   $       (0.19)   $       (0.05)
                                                     =============    =============    =============    =============

         For the nine months ended September 30, 2003, we had outstanding (a) options to purchase 15,373,350 shares at a weighted average exercise price of $2.86, (b) 84.1 million shares of common stock to be issued upon the conversion of our Series D Preferred Stock at a conversion price of $0.12 per share, (c)
37.0 million shares of common stock to be issued upon the conversion of our convertible debt and (c) warrants to purchase common shares at exercise prices in the following table. These securities were outstanding but were not included in the computation of diluted earnings per share because the effect of these outstanding options, stock issuable upon conversion of Preferred Stock and warrants would be antidilutive.

Underlying Common Shares     Exercise Price
------------------------     --------------
      1,941,077                  $0.001
     18,500,000                  $ 0.12
        100,000                    0.15
         50,000                    0.30
         59,029                   10.16

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

UNDERLYING COMMON SHARES      EXERCISE PRICE
------------------------      --------------
         500,000                $     0.15
         224,500                      0.16
         559,000                      0.30
       3,208,005                      0.40
          40,000                      1.50
          59,029                     10.16
          43,164                     29.19
           3,943                     31.23
       ---------
       4,637,641
       =========

5. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

         Accounts payable and accrued expenses at December 31, 2002 and September 30, 2003 consisted of the following:

                                                         DECEMBER 31,    SEPTEMBER 30,
                                                             2002            2003
                                                         -------------   -------------
Accounts payable .....................................   $     423,820   $     400,977
Accrued employee compensation ........................         663,361         367,108
Accrued rent, telecom and other occupancy expenses ...         101,556         116,485
Accrued professional fees and contract labor .........          85,591          82,000
Other accrued expenses ...............................          18,929           5,483
                                                         -------------   -------------
Total accounts payable and accrued liabilities .......   $   1,293,257   $     972,053
                                                         =============   =============

6. INCOME TAXES

         We are required to record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax asset depends on our ability to generate sufficient taxable income in the future. We have recognized a full valuation allowance for the amount of net deferred tax asset at December 31, 2002 and September 30, 2003 since the Company resembles a development stage company and has no history of profitability.

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

         The Series D Convertible Preferred Stock, par value $.001 per share, is convertible into shares of our common stock in the manner, and upon the terms, provisions and conditions set forth in the Certificate of Designation of the Preferred Stock. The conversion price of the Series D Convertible Preferred Stock is subject to certain adjustments under the terms of the Certificate of Designation. The proceeds from issuance of the Series D Convertible Preferred Stock and Warrant issued and the fair value of the warrants issued to the holders of the Series B and Series C Preferred Stock has been allocated to each instrument based on their relative fair values. Additionally, the Series D Convertible Preferred Stock includes a beneficial conversion ratio at the issuance date. The fair value of the Warrants and the intrinsic value of the beneficial conversion ratio has been deemed a dividend to holders of the

Preferred Stock and considered a non-cash dividend to the Series D Convertible Preferred Stock shareholders recorded during the first quarter of 2003 and has been included in the determination of net loss applicable to common stock for the nine months ended September 30, 2003.

8. NOTES PAYABLE

         Beginning on April 9, 2003, throughout the second and third quarter and up to the date of this report we have received working capital funding from certain existing shareholders. During the second quarter we received proceeds totaling $2.1 million. During the third quarter we received proceeds totaling $1.6 million. Subsequent to September 30, 2003, we have received an additional $400,000.

         The promissory notes are due on the earlier of the six-month anniversary of the issuance of each note or the consummation of a proposed financing as defined in the note agreement. The notes bear interest, payable quarterly in cash or common stock, at 10% per annum. For each $10,000 in principal the note holders were issued warrants to purchase 50,000 shares of our common stock at $0.12 per share. The notes contain certain provisions allowing, at the option of the holder, the conversion of the principal amount of each of the notes into equity securities of the Company which may be issued in connection with a proposed offering by the Company of its equity securities to certain investors. If the holder elects to convert the notes into Equity Securities, the principal amount of the note shall convert into such amount of equity securities equal to 110% of the principal amount of the note. These provisions create a beneficial conversion ratio.

         The proceeds from issuance of the notes payable, the beneficial conversion ratio at the issuance date and warrants were allocated to each instrument based on their relative fair values. The sum of the relative fair value of the warrants and the intrinsic value of the beneficial conversion ratio of the notes payable was determined to be in excess of the total proceeds received by the Company; therefore, the entire proceeds is considered a non-cash debt discount. The debt discount is being amortized as interest over the life of each of the notes payable. The debt discount was recorded at the date of each issuance and the amortization of the debt discount is included in the determination of net loss as interest expense in the second and third quarter of 2003.

9. TRANSACTIONS WITH HEWLETT-PACKARD

         In November 2001, we entered into a lease let-out agreement with Hewlett-Packard which provides for our continued obligation for certain assets leased from Hewlett-Packard under operating leases. These assets were not being used by the Company. The total lease obligation of $1.8 million was accrued at December 31, 2001. During September 2002, we entered into a Second Global Amendment Agreement with Hewlett-Packard. Under this agreement, we agreed to pay Hewlett-Packard $350,000 and to issue to Hewlett-Packard 2.0 million shares of our common stock in exchange for forgiveness of approximately $2.1 million representing all amounts outstanding, including the lease let-out entered into in 2001. This agreement resulted in recording an gain of $1.6 million for the extinguishment of debt recorded for the three and nine month periods ended September 30, 2002. The gain represents the outstanding amounts less the cash paid and the fair value of the common shares issued.

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

CRITICAL ACCOUNTING POLICIES

         The Securities and Exchange Commission ("SEC") recently released Financial Reporting Release No. 60, which requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. In addition, Financial Reporting Release No. 61 was released by the SEC to require all companies to include a discussion to address, among other matters, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments. The Company's significant accounting policies and methods used in the preparation of the Consolidated Financial Statements are discussed in Footnote 1 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2002 as filed with the Securities and Exchange Commission. The following is a listing of the Company's critical accounting policies and a brief discussion of each:

         -        Allowance for doubtful accounts;

         -        Revenue recognition;

         -        Asset Impairment; and

         -        Debt Discount and Beneficial Conversion Feature.

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

         We also charge an implementation fee ranging from $1,000 for an on-line implementation to over $100,000 for more complex supplier and retailer installations. Our implementation fees are separately priced based on time and materials. Implementation costs consist primarily of labor by technical support personnel to configure customer data and establish a connection to our services. Our subscription services are provided by and are resident on our database servers. Our customers gain access to and use our services through means ranging from Internet web browsers to fully automated batch interfaces embedded in the customers IT systems. Basic implementation services, including training the customer on how to use our services and how to format and populate our database with the customer's data, are provided to all of our customers. Services beyond the basic implementation services include consulting services that help customers modify their own IT systems and procedures to enable more automated interfaces with our services.

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

         Asset Impairment. The Company reviews long-lived assets for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires the company to identify events or changes in circumstances which indicate that the carrying amount of an asset may not be recoverable. If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the long-lived assets, the carrying value is reduced to the estimated fair value as measured by the discounted cash flows. Our continuing losses from operations is one factor which could be an indicator that the carrying amounts of any of our assets may not be recoverable. The Company performed an analysis comparing estimated future cash flows to the carrying value of its assets at September 30, 2003. The analysis did not indicate that an impairment exists as of September 30, 2003. The estimated future cash flows were based upon certain assumptions and are dependent upon future performance. See ADDITIONAL FACTORS THAT MAY AFFECT FUTURE PERFORMANCE for factors that may cause our operations to vary from our estimates. If actual results differ from the estimated future cash flows, impairment may be evident in future periods.

         Debt Discount and Beneficial Conversion Feature. The Company's notes payable contain certain provisions allowing, at the option of the holder, the conversion of the principal amount of each of the notes into equity securities of the Company which may be issued in connection with a proposed offering by the Company. The Company has determined that these provisions create a beneficial conversion ratio.

         The Company allocates the proceeds from issuance of the notes payable, the beneficial conversion ratio at the issuance date and warrants to each instrument based on their relative fair values. The sum of the relative fair value of the warrants and the intrinsic value of the beneficial conversion ratio of the notes payable was determined to be in excess of the total proceeds received by the Company; therefore, the entire proceeds is considered a non-cash debt discount. The Company estimates the fair values of the warrants and beneficial conversion feature using the Black-Scholes option valuation model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. These equity linked securities have characteristics significantly different from those of traded options and changes in the subjective input assumptions can materially affect the fair value estimate. The resulting debt discount is being amortized as interest over the life of each of the notes payable. The debt discount was recorded at the date of each issuance and the amortization of the debt discount is included in the determination of net loss as interest expense in the second and third quarter of 2003.

RESULTS OF OPERATIONS

         Comparison of Third Quarter 2002 ("2002") to Third Quarter 2003
("2003")

         Revenues. Our revenues are comprised of revenues for subscriptions to our services and implementation revenues. The following table sets forth for the periods indicated the components of revenue included in our consolidated statements of operations:

                                             2002                   2003
                                     -------------------    -------------------
Revenues:
  Subscription .................     $           739,470    $           969,533
  Implementation................                 375,481                155,650
                                     -------------------    -------------------
  Total revenues................     $         1,114,951    $         1,125,183
                                     ===================    ===================

         Subscription revenues have increased 31% from 2002 to 2003. This increase is due to increases in the number of subscribers to our services and increases in our subscription rates. Continued subscription revenue growth is dependent upon the number of subscribers to our services and how many trading partners with which they are exchanging data ("connections") and is also dependent upon increasing the number of connections between our existing customers and adding new customers. The rate at which the connections increase can vary significantly from customer to customer depending upon each customer's deployment strategy. Historically, our retailer customers have been better able to assist us in increasing the number of connections. During the second quarter of 2003 we executed an agreement with AutoZone which became one of our 5 largest customers. The addition of AutoZone creates an additional market for our advanced commerce services and we expect increases in the number of automotive supplier customers purchasing implementation and subscription services. We expect our subscription revenues to continue to grow throughout 2003 and into 2004.

         Implementation revenues decreased 59% from 2002 to 2003. The decrease is due to decreases in the number of larger implementations during the third quarter. Our implementation projects continue to decrease in size and duration yielding fewer larger implementation fees however we believe that this accelerates our opportunity for growth in subscription revenues.

         Customer Operations. Customer operations expense consists of personnel costs associated with implementation, consulting and other services and costs of operating, maintaining and accessing our technical operations and hosting facilities. Customer operations expense also includes the cost of providing support and maintenance to customers. Our customer operations expense decreased from $1.1 million in 2002 to $1.0 million in 2003. This decrease is due primarily to decreases in expenses related to our operations platform at Hewlett-Packard, decreased personnel costs and decreases in our telecommunications costs. Our customer operations team consisted of 22 people at September 30, 2003. We have negotiated a decrease in the costs for our technical operating platform which became effective during the third quarter of 2003. We believe that this platform represents the operating capacity necessary for expected growth through 2003 and into 2004. We expect customer operations expenses to decrease again in the fourth quarter of 2003.

         Development. Development expense includes personnel and contract labor costs and professional fees incurred for product development, enhancements, upgrades, quality assurance and testing. Our development expenses decreased from $543,000 in 2002 to $394,000 in 2003. This decrease is due to decreased use of contract labor and service providers to provide development resources and other decreases in personnel costs. Our development team consisted of 16 people at September 30, 2003. We are continuously undertaking various projects to expand the functionality of our services and we expect the continuance of the expenses for these projects in the foreseeable future.

         Selling and Marketing. Selling and marketing expense consists primarily of personnel costs, travel, seminars and technical conferences, and limited advertising and public relations programs. Selling and marketing expense decreased from $593,000 in 2002 to $349,000 in 2003. Our sales and marketing team included 5 people at September 30, 2003. We expect selling and marketing expenses to decrease again in the fourth quarter of 2003.

         General and Administrative (G&A) and non-cash stock compensation. G&A expense consists primarily of the personnel and other costs for the administration of the company's financial and human resources requirements and the fees and expenses associated with legal, accounting and other services. G&A expense decreased from $868,000 in 2002 to $737,000 in 2003. G&A expense for 2002 and 2003 includes expenses of $0.3 million and $0.2 million, respectively, recorded for certain severance agreements with employees that were terminated. The remaining G&A expenses decreased due mainly to a $98,000 decrease in personnel costs. Additionally, non-cash stock compensation of $705,000 was included in the statement of operations for restricted stock grants during 2002.

         Depreciation and Amortization. Depreciation and amortization expense decreased from $289,000 in 2002 to $130,000 in 2003. This decrease reflects the complete depreciation of certain long-lived assets and decreases in capital expenditures in 2002 and 2003.

         Interest expense, net. Interest expense represents the non-cash interest expense for the amortization of the initial debt discount recorded for each of our notes payable and interest expense on our capital lease with HP. The debt discount is being amortized over the life of each note and is expected to continue for the remainder of 2003 and into 2004.

         Gain on extinguishment of debt with Hewlett-Packard. During September 2002, we entered into a Second Global Amendment Agreement with Hewlett-Packard under which we agreed to pay Hewlett-Packard $350,000 and to issue to Hewlett-Packard 2.0 million shares of our common stock in exchange for forgiveness of approximately $2.1 million representing all amounts outstanding, current and deferred, under certain equipment leases. This agreement resulted in recording a gain of $1.6 million for the extinguishment of debt recorded for the three and nine month periods ended September 30, 2002. The gain represents the outstanding amounts less the cash paid and the fair value of the common shares issued.

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

         Comparison of the Nine Months Ended September 30, 2002 ("2002") to the Nine Months Ended September 30, 2003 ("2003")

         Revenues. Our revenues are comprised of revenues for subscriptions to our services and implementation revenues. The following table sets forth for the periods indicated the components of revenue included in our consolidated statements of operations:

                                             2002                   2003
                                     -------------------    -------------------
Revenues:
  Subscription ..................    $         2,074,815    $         2,548,103
  Implementation.................              1,104,309                370,641
                                     -------------------    -------------------
  Total revenues.................    $         3,179,124    $         2,918,744
                                     ===================    ===================

         Subscription revenues have increased 23% from 2002 to 2003. This increase is due to increases in the number of subscribers to our services and increases in our subscription rates. Continued subscription revenue growth is dependent upon the number of subscribers to our services and how many trading partners with which they are exchanging data ("connections") and is also dependent upon increasing the number of connections between our existing customers and adding new customers. The rate at which the connections increase can vary significantly from customer to customer depending upon each customer's deployment strategy. Historically, our retailer customers have been better able to assist us in increasing the number of connections. During the second quarter of 2003 we executed an agreement with AutoZone which became one of our 5 largest customers. The addition of AutoZone creates an additional market for our advanced commerce services and we expect increases in the number of automotive supplier customers purchasing implementation and subscription services. We expect our subscription revenues to continue to grow throughout 2003 and into 2004.

         Implementation revenues decreased 66% from 2002 to 2003. The decrease is due to decreases in the number of larger implementations during 2003. Our implementation projects continue to decrease in size and duration yielding fewer larger implementation fees however we believe that this accelerates our opportunity for growth in subscription revenues.

         Customer Operations. Customer operations expense consists of personnel costs associated with implementation, consulting and other services and costs of operating, maintaining and accessing our technical operations and hosting facilities. Customer operations expense also includes the cost of providing support and maintenance to customers. Our customer operations expense decreased from $4.0 million in 2002 to $3.1 million in 2003. This decrease is due primarily to decreases in expenses related to our operations platform at Hewlett-Packard, decreased personnel costs and decreases in our telecommunications costs. Our customer operations team consisted of 22 people at September 30, 2003. We have negotiated a decrease in the costs for our technical operating platform which became effective during the third quarter of 2003. We believe that this platform represents the operating capacity necessary for expected growth through 2003 and into 2004. We expect customer operations expenses to decrease again in the fourth quarter of 2003.

         Development. Development expense includes personnel and contract labor costs and professional fees incurred for product development, enhancements, upgrades, quality assurance and testing. Our development expenses decreased from $1.7 million in 2002 to $1.4 million in 2003. This decrease is due to decreased use of contract labor and service providers to provide development resources and other decreases in personnel costs. Our development team consisted of 16 people at September 30, 2003. We are continuously undertaking various projects to expand the functionality of our services and we expect the continuance of these expenses for the foreseeable future.

         Selling and Marketing. Selling and marketing expense consists primarily of personnel costs, travel, seminars and technical conferences, and limited advertising and public relations programs. Selling and marketing expense decreased from $1.8 million in 2002 to $1.4 million in 2003. Our sales and marketing team included 5 people at September 30, 2003. We expect selling and marketing expenses to decrease again in the fourth quarter of 2003.

         General and Administrative (G&A) and non-cash stock compensation.G&A expense consists primarily of the personnel and other costs for the administration of the company's financial and human resources requirements and the fees and expenses associated with legal, accounting and other services. G&A expense increased from $2.0 million in 2002 to $2.1 million in 2003.G&A expense for 2002 includes the reversal of $0.4 million of expense previously recorded for the abandonment of our lease for our previous headquarters in Oklahoma City. Excluding the adjustment for the lease expense reversal, other G&A expenses decreased by nearly $300,000, due to a $300,000 decrease in personnel costs. G&A expense for 2002 and 2003 includes expenses of $0.3 million and $0.3 million, respectively, recorded for certain severance agreements with employees that were terminated. Additionally, non-cash stock compensation of $705,000 and $113,000 during 2002 and 2003, respectively, was included in the statement of operations for restricted stock grants during each period.

         Depreciation and Amortization. Depreciation and amortization expense decreased from $969,000 in 2002 to $503,000 in 2003. This decrease reflects the complete depreciation of certain long-lived assets and decreases in capital expenditures in 2002 and 2003.

         Interest expense, net. Interest expense represents the non-cash interest expense for the amortization of the initial debt discount recorded for each of our notes payable and interest expense on our capital lease with HP. The debt discount is being amortized over the life of each note and is expected to continue for the remainder of 2003 and into 2004

         Gain on extinguishment of debt with Hewlett-Packard. During September 2002, we entered into a Second Global Amendment Agreement with Hewlett-Packard under which we agreed to pay Hewlett-Packard $350,000 and to issue to Hewlett-Packard 2.0 million shares of our common stock in exchange for forgiveness of approximately $2.1 million representing all amounts outstanding, current and deferred, under certain equipment leases. This agreement resulted in recording a gain of $1.6 million for the extinguishment of debt recorded for the three and nine month periods ended September 30, 2002. The gain represents the outstanding amounts less the cash paid and the fair value of the common shares issued.

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

LIQUIDITY AND CAPITAL RESOURCES

         Our principal potential sources of liquidity are cash on hand, cash generated from operations and cash provided from financing activities. As of September 30, 2003, we had cash and cash equivalents of $0.5 million.

         During the nine months ended September 30, 2003, we used $4.6 million in operating activities compared to using $7.7 million in 2002. Cash used in operating activities during 2003 reflects a net loss of $7.7 million. Cash used in operating activities also reflects, $0.9 million of depreciation and amortization, $2.1 million in non-cash interest expense, $0.1 million of non-cash stock compensation and a $0.1 million decrease in cash provided by other working capital changes, primarily accounts receivable and accounts payable.

         During the nine months ended September 30, 2002, we used approximately $0.2 million in investing activities reflecting capital expenditures. We made no capital expenditures in 2003.

         During the nine months ended September 30, 2003, financing activities provided net cash of $4.5 million, primarily the result of the issuance of 105 shares of Series D Preferred Stock, less offering and registration costs and $3.7 million in notes payable. During the nine months ended September 30, 2002, financing activities provided net cash of $7.3 million, primarily the result of the issuance of 400 shares of Series C Preferred Stock, 799 shares of Series D Convertible Preferred Stock and 11.8 million shares of our common stock for warrants exercised, less offering and registration costs of $0.5 million.

         Since the middle of 2001, the company has implemented an aggressive cost cutting program including the closing of offices, pay reductions, reduction in workforce, and other expense reductions including travel, administrative and vendor service costs. Late in 2002 and into 2003, the company has taken and continues to take additional measures to reduce its cost structure. Including an additional reduction in the third quarter of 2003. The reductions have included headcount reductions at the executive level, negotiations with significant vendors and other expense reductions including travel, administrative and vendor service costs. As a result of these changes, the gross cash operating expenses decreased to approximately $0.8 million per month (excluding non-cash items) during the first and second quarter of 2003. Additionally, the expenses were further reduced to less than $0.7 million per month (excluding non-cash items) effective late in the third quarter and for the fourth quarter.

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

         Our independent auditors have issued their Independent Auditors' Report on the Company's consolidated financial statements for the fiscal year ended December 31, 2002 with an explanatory paragraph regarding the Company's ability to continue as a going concern. We have generated net losses for the years ended December 31, 2000, 2001 and 2002 and have generated an accumulated deficit of $93.0 million as of September 30, 2003. We have incurred operating losses and negative cash flow in the past and expect to incur operating losses and negative cash flow during 2003. During 2001 and 2002 we began to experience delays in signing small supplier customers which were an important component of our expected implementation revenues. We experienced these delays again in early 2003. The signing of these suppliers is dependent upon the success of our retailer customers' `community development' activities. We continue to pursue sales efforts with the small suppliers and still believe that they will become subscribers to our services. Due to these delays, we continue to focus our sales efforts on leading customers, particularly retailers, each of which could have a greater incremental effect on increasing subscription revenues. An increase in the number of leading customers is critical to generating positive cash flow from operations and creating sales opportunities through `community development'.

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

         In November 2002, the FASB's Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after September 15, 2003. The Company's application of EITF Issue No. 00-21 will not have a material effect on its financial condition or results of operations.

         In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. The Statement provides guidance on how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. Under previous guidance, a company could account for those financial instruments as equity.. The Statement requires that a company classify a financial instrument that is within its scope as a liability, or as an asset in some circumstances. This Statement is effective in the third quarter of 2003. The adoption of SFAS No. 150 did not have a significant impact on our financial condition or results of operations.

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

WE HAVE A HISTORY OF OPERATING LOSSES AND EXPECT FUTURE OPERATING LOSSES.

         We have a history of operating losses, and we expect to incur net losses into 2003. We incurred net losses of approximately $39.1 million in 2000, $24.5 million in 2001 and $8.1 million in 2002. As of September 30, 2003, we had an accumulated deficit of approximately $93.0 million representing the sum of our historical net losses. We continue to expend significant resources to aggressively develop and market our services into an unproven market.

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

WE ARE DEPENDENT UPON THE OPERATION OF HEWLETT-PACKARD'S DATA CENTER FOR THE TIMELY AND SECURE DELIVERY OF OUR SERVICES.

         We use Hewlett-Packard's data center as the host for our services. We are dependent on our continued relationship with Hewlett-Packard and on their data center for the timely and secure delivery of our services. If Hewlett-Packard's data center fails to meet our expectations in terms of reliability and security, or if Hewlett-Packard, as our largest vendor, withdraws its support, our ability to deliver our services will be seriously harmed, resulting in the potential loss of customers and subscription revenue. Furthermore, if our relationship with Hewlett-Packard were terminated, we would be forced to find another service provider to host our services. Our current service agreement, as extended, expires on March 31, 2003. If we were required to transition to another service provider, the transition could result in interruptions of our services and could increase the cost of obtaining these services.

WE EXPECT TO FACE INCREASED COMPETITION. IF WE ARE UNABLE TO COMPETE SUCCESSFULLY, OUR BUSINESS WILL BE HARMED.

         Currently, we do not know of any direct competition for our portfolio of electronic commerce services. However, we believe direct competition for our services will develop and increase in the future. If we face increased competition, we may not be able to sell our viaLink services on terms favorable to us. Furthermore, increased competition could reduce our market share or require us to reduce the price of our services.

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

We started 2001 with 135 full-time employees and 20 contract workers who were engaged on viaLink projects on a full-time basis. As of June 30, 2003, we had 60 full-time employees. As of September 30, 2003, we had 46 full-time employees. Most current full-time employees are being compensated at rates from 10% to 15% less than in 2001, and members of management have foregone bonus payments of up to 60% of base compensation and have reduced compensation from 10% to 40%. At these reduced rates it is unlikely we will be able to retain all current employees and officers

THE PRICE OF OUR COMMON STOCK MAY DECLINE DUE TO SHARES ELIGIBLE FOR FUTURE SALE. ALSO, YOU WILL EXPERIENCE DILUTION IN CONNECTION WITH THE CONVERSION OF PREFERRED STOCK AND EXERCISE OF WARRANTS.

         Sales of a substantial number of shares of common stock, or even the potential for such sales, could adversely affect the market price of the common stock and could impair our ability to raise capital through the sale of equity securities. As of September 30, 2003, we had outstanding 178,921,301 shares of common stock. These shares are freely tradable without restriction or further registration under the Securities Act unless purchased by our "affiliates.

         Furthermore, an additional:

         - 20.7 million shares of common stock are issuable upon the exercise of currently outstanding warrants;

         - 84,123,750 shares of common stock are issuable upon the conversion of currently outstanding preferred stock;

         - 37.0 million shares of common stock are issuable upon the conversion of currently outstanding convertible notes payable.

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

 99.2(1) Form of Warrant to Purchase Shares of Common Stock of The viaLink Company.

(1) Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated April 10, 2003.

(b) Reports on Form 8-K.

         The Registrant filed a Current Report on Form 8-K, dated September 9, 2003, reporting pursuant to Item 5 of such Form that it had received loan proceeds totaling $450,000 from certain existing stockholders. In exchange, the Company executed promissory notes (in the form of Exhibit 99.1 as filed with the Company's Current Report on Form 8-K, dated April 10, 2003) and issued warrants (in the form of Exhibit 99.2 as filed with the Company's Current Report on Form 8-K, dated April 10, 2003).

         The Registrant filed a Current Report on Form 8-K, dated October 1, 2003, reporting pursuant to Item 5 of such Form that it had received loan proceeds totaling $600,000 from certain existing stockholders. In exchange, the Company executed promissory notes (in the form of Exhibit 99.1 as filed with the Company's Current Report on Form 8-K, dated April 10, 2003) and issued warrants (in the form of Exhibit 99.2 as filed with the Company's Current Report on Form 8-K, dated April 10, 2003).

         The Registrant filed a Current Report on Form 8-K, dated October 13, 2003, reporting pursuant to Item 5 of such Form that it had extended the maturity dates for each of the notes due October 9, 2003 with a total principal balance of $1.3 million. The maturity dates were extended to April 9, 2004 through the issuance of new notes in the same form, as filed with the Company's Current Report on Form 8-K, dated April 10, 2003.

         The Registrant filed a Current Report on Form 8-K, dated October 24, 2003, reporting pursuant to Item 5 of such Form that it would announce its third quarter results on October 30, 2003. Additionally, the company announced it would host an investor conference call the same day at 4:30 p.m. Eastern Standard Time, to review the company's results.

         The Registrant filed a Current Report on Form 8-K, dated October 30, 2003, reporting pursuant to Item 5 of such Form that the Company reported results for the third quarter ended September 30, 2003.

         The Registrant filed a Current Report on Form 8-K, dated November 5, 2003, reporting pursuant to Item 5 of such Form that it had received loan proceeds totaling $400,000 from certain existing stockholders. In exchange, the Company executed promissory notes (in the form of Exhibit 99.1 as filed with the Company's Current Report on Form 8-K, dated April 10, 2003) and issued warrants (in the form of Exhibit 99.2 as filed with the Company's Current Report on Form 8-K, dated April 10, 2003).

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          THE VIALINK COMPANY
                                               (Registrant)

                                  By: /s/ ROBERT I. NOE
                                      ----------------
                                          Robert I. Noe
                                      Chief Executive Officer

Date: November 13, 2003

                                  By: /s/ BRIAN M. CARTER
                                      -------------------
                                           Brian M. Carter
                                  Vice President, Chief Financial Officer
                                 (principal financial and accounting officer)

Date: November 13, 2003

                                  EXHIBIT INDEX

   EXHIBIT
   NUMBER                            DESCRIPTION

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