Form 10KSB
period 2003-12-31
VIALINK CO
filed 2004-03-29
CIK 1017137

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

Commission file number: 000-21729

The viaLink Company

(Name of Registrant as Specified in its Charter)

Delaware	73-1247666
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Indemnification No.)
13155 Noel Road, Suite 300 Dallas, Texas (Address of Principal Executive Offices)	75240 (Zip Code)

(972) 934-5500

(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

Name of Each Exchange
Title of Each Class	on Which Registered

None	N/A

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 par value

(Title of Class)

     Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.     Yes ☑          No ☐

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.     ☑

      The issuer’s revenues for the fiscal year ending December 31, 2003 were $4,136,319.

      As of December 31, 2003, the last business day of the registrant’s most recently completed fiscal year, the aggregate market value of the voting common stock of the registrant held by non-affiliates of the registrant (affiliates for these purposes being Registrant’s directors, executive officers and holders of more than 5% of Registrant’s common stock on such date) computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity on that date was $26.8 million. As of March 26, 2004, the issuer had 182,823,035 outstanding shares of Common Stock.

      Transitional Small Business Disclosure Format:     Yes ☐          No ☑

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Proxy Statement for issuer’s 2004 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-KSB.

PART I
Item 1. Business
BUSINESS
ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS
SPECIAL PRECAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Item 2. Description of Property
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters
DIVIDEND POLICY
Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7. Financial Statements
PART III
Item 9. Directors and Executive Officers of the Registrant
Item 10. Executive Compensation
Item 11. Security Ownership of Certain Beneficial Owners and Management
Item 12. Certain Relationships and Related Transactions
Item 13. Exhibits and Reports on Form 8-K
Item 14. Principal Accountant Fees and Services
Amendment to Employment Agreement - Brian Carter
Amendment to Employment Agreement - Robert Noe
Consent of KPMG LLP
Certification of CEO under Section 302
Certification of CFO under Section 302
Certification of CEO under Section 906
Certification of CFO under Section 906

PART I

Item 1.	Business

BUSINESS

      We provide subscription-based, business-to-business electronic commerce services that enable companies in the consumer packaged goods and retail industries to efficiently manage their highly complex supply chain information. Our core service, syncLink®, allows manufacturers, wholesalers, distributors, sales agencies (such as food brokers) and retailers to communicate and synchronize item, price and promotion information in a more cost-effective and accessible way than has been possible using traditional electronic and paper-based methods. We enable companies to build on the foundation of synchronized data with more advanced e-commerce practices. Our advanced services, which are all built on the syncLink foundation, include distribuLinkSM for chain pricing data in multi-tier distribution channels, viaLink invoicing, chainLink® scan sales visibility, and sbtLinkSM, the company’s scan based trading service.

      We were originally formed in 1985 as Applied Intelligence Group, an Oklahoma Corporation. In 1998, we changed our name to The viaLink Company. In 1999, we reorganized as a Delaware Corporation.

Industry Background

The Consumer Packaged Goods and Retail Industries

      The consumer packaged goods (CPG) and retail industries in the U.S. manufacture and distribute a wide variety of prepackaged items primarily sold in supermarkets, convenience stores, small grocery stores, mass merchandisers, warehouse clubs and chain drugstores. The movement of merchandise from manufacturer to retailer or operator is characterized by various multi-tiered distribution methods, such as direct-to-store deliveries and intermediate deliveries through wholesalers, distributors and retailer warehouses. This distribution structure is commonly referred to as the “supply chain.”

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

      We provide our customers with an independent, secure “data of record” for item, price and promotion information, which they can agree upon as the official data for their commerce relationship. Our services can be used to provide a neutral source of data to resolve disputes about prices, products and promotions between trading partners. The industry fragmentation, the complexity and frequency of change item, price and promotion information, the lack of standardized data, and disparate nature of industry technology systems provide a tremendous opportunity for us to prosper as a shared information intermediary.

Lack of Information Synchronization in the CPG, Grocery and Retail Industries

      The CPG, grocery and retail industries’ supply chain has experienced low electronic commerce penetration, especially related to electronic communication of item, price and promotion data, and continues to be characterized by significant data complexity, manually intensive business processes, and high purchase order and invoice error rates.

      One of the most significant challenges facing a retailer is the maintenance of its “pricebook.” The pricebook typically contains descriptions of each item in a store’s inventory, including the supplier’s and retailer’s product code, item specifications (packaging and selling unit information), Universal Product Code (UPC), purchase cost, retail sales price and any discounts to be received from the item supplier. The large number of items, variability of pricing, lack of reliable information exchanged between trading partners and the traditional practice of manual updating make pricebook maintenance extremely difficult and error prone. Larger supply chain participants have attempted to bridge the information gap by using the traditional electronic data interchange (EDI) model. EDI technology has been available for many years; however, many suppliers and retailers have found this approach to be cost prohibitive and technologically difficult to implement. Additionally, each trading partner connection requires a separate EDI arrangement, which multiplies the time, expense and complexity involved. With viaLink, each company makes a single connection to a shared “database of record” from which many trading partners may access agreed upon item, price and promotion information.

      These issues exist to varying degrees in almost all industry verticals. We are currently supporting customers in the Automotive Aftermarket Parts vertical, and have been in discussions with many other market leaders in other verticals about how our services can help with their problems in this area.

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

Scan Based Trading

      The traditional business-to-business trading environment in the CPG, grocery and retail industries is delivery-based (i.e., the point of transaction is the supplier’s point-of-delivery to the retailer). Scan based trading (SBT) is a next generation supply chain management process that uses consumer point-of-sale (POS) data to drive settlement, replenishment and promotion. Scan based trading builds upon synchronization to align supply and demand at the consumer point of sale.

      In order to gain broad market acceptance, SBT requires reliable, synchronized exchange of item, price and promotion information and a shared control system for managing delivery information, retail sales data, inventories and shrink reporting. Our syncLink service provides the necessary synchronization and viaLink’s sbtLink service provides the third party control system necessary to effectively manage SBT processes. SBT represents a change from current business practices and has broad benefits for both suppliers and retailers. The long-term benefits to suppliers conducting SBT through our sbtLink service are the competitive advantage gained through better negotiation for shelf space and the increased cash flow resulting from improved asset management. The immediate benefits to suppliers include:

•	increased route productivity through use of off-peak delivery hours;

•	increased route selling opportunities through elimination of backroom waiting time and check-in time;

•	improved asset utilization due to the widening of delivery windows; and

•	timely access to consumer sales information by product, by store and by day.

      For retailers, the long-term benefit of conducting SBT through our sbtLink service is the competitive advantage gained through better customer satisfaction and loyalty resulting from accurate stocking and pricing of items. The immediate benefits to retailers include:

•	elimination of back room check-in;

•	increased productivity through re-deploying personnel normally involved in back room check-in;

•	improved shrink control;

•	reductions in stock-out occurrences;

•	reduction in inventory investment; and

•	improved assortment.

      According to the 2000 GMA study, the benefits and key findings of conducting SBT using our syncLink and sbtLink services were as follows:

•	3% to 4% increased sales growth;

•	shrink levels controlled at 0.3%; and

•	error-free invoicing and payment — no deductions throughout the pilot period.

      The pilot study concluded that SBT processes are enhanced by using a single intermediary, such as viaLink, and serves both trading partners because the intermediary bridges the technical gap between trading partners, allows smaller companies to participate in advanced electronic commerce practices that would otherwise be unattainable, and provides accurate and timely reporting that increases accountability and speed of action among trading partners.

      The experiences of our customers conducting SBT over the past 3 years, reinforce the pilot results. For these reasons, it has become one of the fastest growing processes in this and other industries.

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

      Our solutions provide suppliers and retailers with benefits throughout the business cycle from product introduction through invoicing and supports enhanced analysis and planning functions across business functions:

•	reduced invoice discrepancies through synchronization of trading information, thereby reducing write-offs and the administrative costs associated with discrepancy resolution;

•	reduced manual data entry and pricebook maintenance, thereby increasing overall administrative efficiency;

•	improved ability to manage pricing and to protect gross margin in an environment with constantly changing prices;

•	increased sales force productivity resulting from decreased time spent resolving errors and disputes and increased time actually selling;

•	enhanced promotion effectiveness and ability to facilitate more efficient new product introductions due to greater trading information visibility;

•	improved delivery and store receiving process; and

•	increased sales from reducing out-of-stocks and improving replenishment processes.

      We offer a highly functional suite of value-added supply chain electronic commerce services for the CPG and retail industries. Our solutions comprise a number of defined services, from data synchronization through advanced trading partner collaboration processes

syncLink — Data Synchronization

      Our core service, syncLink, offers manufacturers, distributors, wholesalers, and retailers one shared source for product attributes, price, and promotions, including new product introductions, authorizations, and de-authorizations unique to their trading relationships. The syncLink service replaces the multiple connections among retailers, operators and suppliers with a single electronic connection to a shared database. syncLink provides customers with a cost-effective, accurate, reliable, scaleable, and secure way to communicate and synchronize trading information. The syncLink database forms the foundation for the Company’s other electronic commerce services.

distribuLink — Chain Pricing Reporting

      distribuLink, a reporting service used in multi-tier distribution channels. It allows authorized manufacturers, wholesalers, distributors and retailers to share item, price and promotion information. distribuLink provides item and pricing information visibility through each level of multi-tiered distribution channels. For example, it enables a manufacturer to view prices and promotions offered on its products by its distributors to specific retailers.

viaLink Invoicing

      viaLink Invoicing automates the creation of an invoice, based on the quantity of product delivered to the store and the price of record for the trading relationship in syncLink.

     chainLink — Scan Sales Visibility

      chainLink provides supply chain visibility to suppliers on a daily basis through the availability of POS data, by store, by product and by day.

     sbtLink — Scan Based Trading

      sbtLink is viaLink’s Scan Based Trading (SBT) service, which enables trading partners to transact business on items actually sold at the retail store scanner. Joint visibility to product movement in and out of the store and tools to support the new business processes involved in SBT enable increased delivery efficiencies, improved replenishment processes, reduced out-of-stocks and shrink settlement.

     promoLinkSM — Scan Based Promotions

      promoLinkSM supports scan based promotions, based on daily store and product level scan sales data and the promotion of record for the trading partnership in the viaLink database.

viaLink’s UCCnet Solutions

      These solutions allow clients to use viaLink as their agent to register products in the UCCnet registry for GTIN compliance and to publish items to UCCnet-enabled trading partners through UCCnet. viaLink clients do not have to go through an independent UCCnet certification process and can reach both the viaLink and the UCCnet trading communities with a single connection.

      We believe that the benefits of our solutions will attract leading retailers and suppliers to our community of CPG and retail industry participants. We also believe that the addition of these retailers and suppliers will create a network effect that increases the value of our viaLink solutions to subscribers.

Strategy

      Our objective is to become the leading provider of advanced electronic commerce services to companies deploying progressive retail distribution practices. We plan to accomplish this by implementing the following strategies:

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

Build on First Mover Advantage and Increase Brand Awareness

      We believe our position as the first company to offer the foundation of a synchronized, secure, shared database containing item, price and promotion information on which to deploy more advanced commerce services, provides us with a first mover advantage to attract a critical mass of retailers and suppliers. To increase the number of retailers and suppliers that use our services, we intend to rapidly build awareness of our services by developing a compelling brand and value proposition. Our plans include:

•	Expanding the capabilities of our internal sales force;

•	Working with existing customers to connect new suppliers and retailers;

•	Advertising in industry and business media;

•	Participating in industry trade shows and conferences; and

•	Working with industry trade associations to provide broad industry influence.

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

Enter New Markets

      We are currently aggressively pursuing opportunities in other markets outside of the CPG and retail industries. We are now participating in different industry associations which afford us much more access to new market prospects.

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

      Our production operations are housed and hosted in Hewlett-Packard’s secure facility in Atlanta, Georgia. This facility is secured through a variety of technical and physical protection mechanisms, including full-time professional security staff. The facility provides redundant infrastructure such as backup utilities and communication lines to support a high availability operation. The Hewlett-Packard servers hosting our services include fail-over capability, with redundant data storage and communications resources.

Sales and Marketing

      We employ a multi-tiered sales and marketing strategy consisting of direct and indirect sales force personnel to penetrate and influence potential customers. As of December 31, 2003, our Sales and Marketing team consists of 4 full-time employees. Senior executives, particularly on larger key accounts, are also actively involved in the sales process.

      The sales and marketing team is responsible for generating sales leads, following-up on customer referrals, signing contracts with new customers and providing input into the Company’s services and product development based on customer feedback and market data. We generate sales leads through trade advertising, customer referrals, public relations, trade shows and strategic relationships. We also utilize a variety of other consulting and contractor relationships with industry experts and opinion leaders to help develop and promote viaLink’s services.

      Our strategy is to create a network effect by targeting leading retailers and suppliers and providing the services necessary to create efficiencies for all participants. As a result of this network effect, the value to each participant using our services increases with the addition of each new participant, increasing the overall value of the our solution. Consequently, our best sales and marketing support often comes from our existing customers. Our marketing strategy is focused on increasing the awareness of our brand and services, educating our target market on the benefits of B2B e-commerce, and positioning our services as the cornerstone of retail e-business activities.

Customers

      We currently have over 1,000 customers, representing manufacturers, wholesalers, distributors and retailers. Our customers represent the spectrum of the industry, from small suppliers and regional retail chains to large national customers whose names are well-known. Our customer base includes:

      Retailers and Wholesalers: AutoZone, AAFES, C&K Market, ExxonMobil, Farm Fresh, Martin’s Supermarkets, Meijer, Schnuck Markets, Shop N Save, Sunoco, Target, WinCo Foods and Winn-Dixie.

      Suppliers: American Greetings, Bausch & Lomb, Bimbo Bakeries, Bob Evans Farms, Chicken of the Sea, Cook Communication Ministries, Coors Brewing Company, Dean Foods, Dreyer’s/ Edy’s Grand Ice Cream, Faultless/ Bon Ami, Flowers Foods, General Mills, George Weston Bakeries, Hallmark, I & K Distributors, Interstate Brands, Keebler, Marcal Paper Mills, Miller Brewing Company, Pepperidge Farm, Perfection Bakeries, Riviana Foods, Sara Lee Bakery Group, Schwan’s Consumer Brands, Snyder’s of Hanover, Tetley, Wise Foods and Wyeth Consumer Healthcare.

      Sales and Marketing Agencies: CROSSMARK®.

      Three customers individually accounted for 9%, 9% and 5% of our total revenues in 2001; and 11%, 9% and 5% of our total revenues in 2002, 12%, 9% and 6% of our total revenues in 2003. Likewise, approximately 33%, 32% and 38% of our total revenues were attributable to five clients in 2001, 2002 and 2003, respectively.

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

      As of December 31, 2003, our product development, technical support and operations staff consisted of 16 full-time employees. Our product development expenses were $4.6 million in 2001, $2.1 million in 2002 and $1.8 million in 2003. We believe that continued investments in product development and enhancement will be required to remain competitive.

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

      Although we are not aware of any claims that we are infringing any proprietary rights of third parties, there can be no assurance that third parties will not claim infringement by us in the future. We expect that software product developers will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Any infringement claims against us, with or without merit, could be time consuming to defend, result in costly litigation, divert management’s attention and resources, cause product shipment delays or require us to enter into royalty or licensing agreements. In the event of a successful claim of product infringement against us, should we fail or be unable to either license the infringed or similar technology or develop alternative technology on a timely basis, our business, operating results and financial condition could be materially adversely affected.

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

Competition

      The business-to-business electronic commerce environment in which we operate is still evolving and subject to rapid change. For example, the CPG and Grocery Industry is moving to an Industry-wide standard approach of sharing data. In many ways, this is a more current version of the Electronic Data Interchange (EDI) approach of the last two decades. However, with the advent of newer technologies, more robust data exchange between trading partners is possible than was previously. There are new entrants to the competitive field for this piece of work, and we must be capable of performing the work within this emerging environment in the manner it is being adopted. This initiative, while immature, affects our approach to sharing information throughout the industry on behalf of our customers. Currently, we compete principally on the basis of the specialized nature and uniqueness of our services. We believe the in-depth industry knowledge embedded in the functionality of our services, our cost-effective subscription pricing, and the accessibility of our services to all potential customers in the industry are competitive advantages for us. Additionally, we believe we have the most advanced electronic commerce solutions in production today built on synchronized item, price and promotion information.

      Currently, we do not know of any direct competition for our electronic commerce services. However, we believe direct competition for our services will develop and increase in the future. Direct competition could develop from several potential sources, including:

•	Large, enterprise-wide software vendors, developers and integrators such as EDS, i2 Technologies, IBM, Manugistics, Oracle and SAP;

•	EDI providers such as GEIS and Sterling Commerce;

•	Large business-to-business electronic commerce exchange vendors such as Ariba, CommerceOne and VerticalNet;

•	Other database vendors such as A.C. Nielsen, Information Resources and QRS;

•	Industry-led initiatives such as UCCnet; B2B Exchanges such as Transora, GNX and WWRE;

•	Consulting firms such as Accenture, Cap Gemini Ernst & Young, Deloitte & Touche, KPMG Consulting and PricewaterhouseCoopers; and

•	Existing industry participants who may attempt to deploy their proprietary systems as industry solutions.

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

Employees

      As of December 31, 2003, we had 45 full-time employees, 4 were employed in sales and marketing, 16 were employed in technical development, technical support and operations, 22 were employed in implementation, customer support and service and 3 were employed performing the roles of human resources, administration, legal, finance and accounting. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

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

      Keep these risks in mind when you read “forward-looking” statements elsewhere in this Form 10-KSB. These are statements that relate to our expectations for future events and time periods. Generally, the words “anticipate,” “expect,” “intend,” and similar expressions identify forward-looking statements. Forward-looking statements involve risks and uncertainties, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements. Please see “Special Cautionary Note Regarding Forward-Looking Statements” below in this Item 1.

We may be unable to obtain the additional capital required to sustain and grow our business.

      We intend to continue our investment in and development of our services and technology. We have incurred operating losses and negative cash flow in the past and expect to incur operating losses and negative cash flow in the future. Our ability to fund our planned working capital and capital expenditures will depend largely upon our ability to obtain sufficient capital. Our future capital requirements will depend on a number of factors, including our:

•	Services achieving market acceptance;

•	Services producing a sustainable revenue stream;

•	Working capital requirements; and

•	Level of our investment in and development of our services and technology.

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

We have received a “Going Concern” opinion from our independent accountants.

      Our independent auditors have modified their report on our consolidated financial statements for the fiscal year ended December 31, 2003, with an explanatory paragraph regarding our ability to continue as a going concern. This modified report was originally issued in July 2001. Such an opinion by our independent auditors may impact our dealing with third parties, such as customers, suppliers and creditors, because of concerns about our financial condition. Any such impact could have a material adverse effect on our business, operating results and financial condition.

We have a history of operating losses and expect future operating losses.

      We have a history of operating losses, and we expect to incur net losses into early 2004. We incurred net losses of approximately $24.5 million in 2001, $8.1 million in 2002 and $10.0 million in 2003. As of December 31, 2003, we had an accumulated deficit of approximately $95.2 million representing the sum of our historical net losses. We continue to expend significant resources to aggressively develop and market our services into an unproven market. While we continue to increase our optimism regarding our prospects, there is a possibility that we may never generate sufficient revenues to achieve or sustain profitability or generate positive cash flow.

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

      We will derive virtually all of our revenues for the foreseeable future from implementation fees and subscription revenues from our viaLink services. We are just beginning to generate a significant amount of revenues from these services. A number of factors will determine whether our services achieve market acceptance, including:

•	Competitive offerings;

•	Performance and functionality of our services;

•	Ease of adoption;

•	Satisfaction of our initial subscribers; and

•	Success of our marketing efforts.

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

      Our sales cycle has been and may continue to be unpredictable. Our sales cycle is also subject to delays because we have little or no control over customer-specific factors, including customers’ budgetary constraints and internal acceptance procedures. Consequently, we may spend considerable time and expense providing information to prospective customers about the use and benefits of our services without generating corresponding revenue. The length of the sales pursuit makes it difficult to accurately forecast the quarter in which our implementation and subscription services will occur. This may cause our revenues from those services to be delayed from the expected quarter to a subsequent quarter or quarters or to vary from quarter to quarter. Furthermore, there is substantial uncertainty as to when particular sales efforts will begin to generate revenues. As a result, our revenues and results of operations in any quarter may not meet market expectations or be indicative of future performance and it may be difficult to evaluate our prospects or to estimate the value of the company.

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

      If one or more of our major customers were to substantially reduce or terminate their use of our services, our business, operating results and financial condition would be harmed. In 2003, we derived 38% of our total revenues from our five largest customers. Our largest customer in 2003 accounted for approximately 12% of our total revenues. The amount of our revenues attributable to specific customers is likely to vary from year to year. We do not have long-term contractual commitments with any of our current customers, and our customers may terminate their contracts with little or no advance notice and without significant penalty. As a result, we cannot be certain that any of our current customers will be customers in future periods. A customer termination would not only result in lost revenue, but also the loss of customer references that are necessary for securing future customers.

We are dependent upon the operation of Hewlett-Packard’s data center for the timely and secure delivery of our services.

      We use Hewlett-Packard’s data center as the host for our services. We are dependent on our continued relationship with Hewlett-Packard and on their data center for the timely and secure delivery of our services. If Hewlett-Packard’s data center fails to meet our expectations in terms of reliability and security, or if Hewlett-Packard, as our largest vendor, withdraws its support, our ability to deliver our services will be seriously harmed, resulting in the potential loss of customers and subscription revenue. Furthermore, if our relationship with Hewlett-Packard were terminated, we would be forced to find another service provider to host our services. Our current service agreement, as extended, expires on November 30, 2004. If we were required to transition to another service provider, the transition could result in interruptions of our services and could increase the cost of obtaining these services.

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

      To achieve market acceptance and thereafter to increase our market share, we will need to continually develop additional services and introduce new features and enhancements. Our potential competitors may have significant advantages over us, including:

•	Significantly greater financial, technical and marketing resources;

•	Greater name recognition;

•	Broader range of products and services; and

•	Larger customer bases.

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

      We started 2001 with 135 full-time employees and 20 contract workers who were engaged on viaLink projects on a full-time basis. As of June 30, 2003, we had 60 full-time employees. As of December 31, 2003, we had 45 full-time employees. Most current full-time employees are being compensated at rates from 10% to 15% less than in 2001, and members of management have foregone bonus payments of up to 60% of base compensation and have reduced compensation from 10% to 40%. At these reduced rates it is unlikely we will be able to retain all current employees and officers.

The price of our common stock may decline due to shares eligible for future sale. Also, you will experience dilution in connection with the conversion of preferred stock and exercise of warrants.

      Sales of a substantial number of shares of common stock, or even the potential for such sales, could adversely affect the market price of the common stock and could impair our ability to raise capital through the sale of equity securities. As of December 31, 2003, we had outstanding 181,573,035 shares of common stock. These shares are freely tradable without restriction or further registration under the Securities Act unless purchased by our affiliates.

      Furthermore, an additional:

•	24.7 million shares of common stock are issuable upon the exercise of currently outstanding warrants;

•	83.1 million shares of common stock are issuable upon the conversion of currently outstanding preferred stock;

•	63.2 million shares of common stock are issuable upon the conversion of currently outstanding convertible notes payable.

Substantially all shares issued following the exercise of these options or warrants or the conversion of the preferred stock will be freely tradable.

SPECIAL PRECAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

      This Form 10-KSB contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “continue” and other similar words. You should read statements that contain these words carefully because they discuss our future expectations, make projections of our future results of operations or of our financial condition or state other “forward-looking” information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control. The factors listed in the sections captioned “Additional Factors That May Affect Future Results” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as any cautionary language in this Form 10-KSB, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.

Item 2.	Description of Property

      We currently lease the following facilities under operating leases:

•	Approximately 12,050 square feet of space in Dallas, Texas for our corporate headquarters under a lease expiring on October 31, 2006. The lease requires monthly rental payments over the term of the lease of $22,597.50, subject to normal operating expense escalations beginning January 2005.

      We believe that our existing facilities are adequate for our current needs and that additional space will be available as needed.

Item 3.	Legal Proceedings

      There are no material legal proceedings pending or, to our knowledge, threatened against us.

Item 4.	Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      Our common stock is quoted on the Over-the-Counter Bulletin Board (OTCBB). Our common stock was quoted on the Nasdaq National Market under the symbol “VLNK” from March 2000 through November 2001. The following table sets forth, for the periods indicated, the high and low closing prices of the common stock as reported by the OTCBB, Nasdaq National and SmallCap Markets.

	Common
	Stock Price

	High	Low

2001:
First Quarter	$5.53	$2.00
Second Quarter	3.84	1.55
Third Quarter	1.79	0.09
Fourth Quarter	0.40	0.10
2002:
First Quarter	0.25	0.12
Second Quarter	0.18	0.10
Third Quarter	0.14	0.07
Fourth Quarter	0.26	0.09
2003:
First Quarter	0.18	0.09
Second Quarter	0.14	0.08
Third Quarter	0.15	0.09
Fourth Quarter	0.14	0.06

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

      The Series D Convertible Preferred Stock, par value $.001 per share, is convertible into shares of our common stock in the manner, and upon the terms, provisions and conditions set forth in the Certificate of

Designation of the Preferred Stock. The conversion price of the Series D Convertible Preferred Stock is subject to certain adjustments under the terms of the Certificate of Designation. The proceeds from issuance of the Series D Convertible Preferred Stock and Warrant issued and the fair value of the warrants issued to the holders of the previously issued Series B and Series C Preferred Stock has been allocated to each instrument based on their relative fair values. Additionally, the Series D Convertible Preferred Stock includes a beneficial conversion ratio at the issuance date. The fair value of the Warrants and the intrinsic value of the beneficial conversion ratio has been deemed a dividend to holders of the Preferred Stock and considered a non-cash dividend to the Series D Convertible Preferred Stock shareholders recorded during the third quarter of 2002 and has been included in the determination of net loss applicable to common stock for the year ended December 31, 2003.

      The second closing of 105 shares of Series D Convertible Preferred Stock was completed on February 5, 2003, upon the effectiveness of the registration statement covering the underlying common shares. The second closing yielded proceeds to the company of approximately $1.26 million.

DIVIDEND POLICY

      We have never declared or paid cash dividends on our capital stock and we do not intend to pay cash dividends on our capital stock in the foreseeable future. We currently expect to retain any future earnings to fund the operation and expansion of our business. Any future determination as to the payment of dividends will be at the discretion of our board of directors.

Item 6.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with the financial statements and related notes. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those discussed below and elsewhere in this Form 10-KSB, particularly under the heading “Additional Factors That May Affect Future Results.”

      Statements of our management’s intentions, beliefs, anticipations, expectations and similar expressions concerning future events or outcomes contained in this Report constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Any forward-looking statements are made by us in good faith, pursuant to the safe-harbor provisions of the Reform Act. As with any future event or outcome, we cannot assure you that the events or outcomes described in forward-looking statements made in this Report will occur or that the results of future events or outcomes will not vary materially from those described in the forward-looking statements. These forward-looking statements reflect our management’s current views and projections regarding economic conditions, industry environments and our performance. Important factors that could cause our actual performance and operating results to differ materially from the forward-looking statements include, but are not limited to, changes in the general level of economic activity in the markets served by us, introduction of new products or services by competitors, sales performance, expense levels, interest rates, changes in our financial condition, availability and terms of capital sufficient to support our current and anticipated level of activity, delays in implementing further enhancements to our services and our ability to implement our business strategies.

      Our expectations with respect to future results of operations that may be embodied in oral and written forward-looking statements, including any forward-looking statements that may be included in this Report, are subject to risks and uncertainties that must be considered when evaluating the likelihood of our realization of such expectations. Our actual results could differ materially. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in “Additional Factors That May Affect Future Results.”

Overview

      We provide subscription-based, business-to-business electronic commerce services that enable companies in the consumer packaged goods and retail industries to efficiently manage their highly complex supply chain information. Our core service, syncLink®, allows manufacturers, wholesalers, distributors, sales agencies (such as food brokers) and retailers to communicate and synchronize item, price and promotion information in a more cost-effective and accessible way than has been possible using traditional electronic and paper-based methods. We enable companies to build on the foundation of synchronized data with more advanced e-commerce practices. Our advanced services, which are all built on the syncLink foundation, include distribuLinkSM for chain pricing data in multi-tier distribution channels, viaLink invoicing, chainLink® scan sales visibility, and sbtLinkSM, the company’s scan based trading service.

      We were originally formed in 1985 as Applied Intelligence Group, an Oklahoma Corporation. In 1998, we changed our name to The viaLink Company. In 1999, we reorganized as a Delaware Corporation.

Critical Accounting Policies

      The Securities and Exchange Commission (“SEC”) recently released Financial Reporting Release No. 60, which requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. In addition, Financial Reporting Release No. 61 was recently released by the SEC to require all companies to include a discussion to address, among other matters, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments. The Company’s significant accounting policies and methods used in the preparation of the Consolidated Financial Statements are discussed in Footnote 1 of the Notes to Consolidated Financial Statements. The following is a listing of the Company’s critical accounting policies and a brief discussion of each:

•	Allowance for doubtful accounts;

•	Revenue recognition; and

•	Asset Impairment;

      Allowance for Doubtful Accounts. The Company’s allowance for doubtful accounts relates to trade accounts receivable. The allowance for doubtful accounts is an estimate prepared by management based on identification of the collectibility of specific accounts and the overall condition of the receivable portfolios. The Company specifically analyzes individual customer balances in trade receivables, historical bad debts, customer credits, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Likewise, should the Company determine that it would be able to realize more of its receivables in the future than previously estimated, an adjustment to the allowance would increase income in the period such determination was made. The allowance for doubtful accounts is reviewed on a quarterly basis and adjustments are recorded as deemed necessary.

      Revenue Recognition. We expect to generate our future revenues primarily from monthly subscriptions to our services. For use of our syncLink service, our customers pay us either a flat monthly subscription rate or a rate based on the number trading partners and the size and complexity of the trading relationships. Our other services are available for additional monthly subscription fees.

      We also charge an implementation fee ranging from $1,200 for an on-line implementation to over $100,000 for more complex supplier and retailer installations. Our implementation fees are separately priced based on time and materials. Implementation costs consist primarily of labor by technical support personnel to configure customer data and establish a connection to our services. Our subscription services are provided by and are resident on our database servers. Our customers gain access to and use our services through means ranging from Internet web browsers to fully automated batch interfaces imbedded in the customers IT systems. Basic implementation services, including training the customer on how to use our services and how to format and populate our database with the customer’s data, are provided to all of our customers. Services beyond the basic implementation services include consulting services that help customers modify their own IT systems and procedures to enable more automated interfaces with our services.

      We recognize revenues for our subscription and basic implementation services over the terms of the subscription arrangements. Revenues collected in advance are deferred and recognized as earned. Revenues for consulting services related to complex supplier and retailer implementations are recognized as services are provided.

      Contracts for customer use of our services are generally for periods ranging from one to three years, but are generally cancelable with 30 days notice. Implementation fees for our services are based on time and materials, are due up front, are nonrefundable and are separately priced from the use of our services. Implementation costs consist primarily of labor by technical support personnel to configure customer data and establish a connection to the viaLink database. Implementation activities can range from a “basic” implementation that simply establishes a web browser interface to more involved activities where we are engaged to assist a customer in modifying their systems and automating the connection. We have no obligation to perform any future implementation services and no additional implementation services are necessary upon renewal of the service by the customer. We recognize implementation fees and associated costs for the more involved implementation activities as the services are provided. Implementation fees and associated direct costs to provide basic implementations are deferred and recognized over the period the subscription-based services are provided. Implementation fees and associated direct costs for basic implementations are deferred because we do not have an objective basis to determine the fair value of the basic implementation services and they are essential to subscription to our services. The fair value of more involved implementation activities is established using a residual method and generally equals the amount charged by us based on time and materials. We recognized revenue for subscription fees for customer use of our services as these services are provided. Revenues collected in advance and revenues dependent upon future performance criteria are deferred and recognized as earned and those performance criteria are met.

      Asset Impairment. The Company reviews long-lived assets for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company adopted SFAS No. 144 in fiscal year 2002. SFAS No. 144 required the company to identify events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the long-lived assets, the carrying value is reduced to the estimated fair value as measured by the discounted cash flows. Our continuing losses from operations is one factor which could be an indicator that the carrying amounts of any of our assets may not be recoverable. The Company performed an analysis comparing estimated future cash flows to the carrying value of its assets at December 31, 2003. The analysis did not indicate that an impairment exists as of December 31, 2003. The estimated future cash flows were based upon certain assumptions and are dependent upon future performance. See ADDITIONAL FACTORS THAT MAY AFFECT FUTURE PERFORMANCE for factors that may cause our operations to vary from our estimates. If actual results differ from the estimated future cash flows, impairment may be evident in future periods.

Results of Operations

Comparison of 2003 to 2002

      Revenues. Our revenues in 2003 and 2002 are comprised of revenues for subscriptions to our services and implementation revenues. The following table sets forth for the periods indicated the components of revenue included in our consolidated statements of operations:

	2002	2003

Revenues:
Subscription	$2,825,350	$3,650,263
Implementation	1,630,897	486,056

Total revenues	$4,456,247	$4,136,319

      Subscription revenues increased 29% from 2002 to 2003. This increase is due to increases in the number of subscribers to our services and increases in our subscription rates. Subscription revenue growth is dependent upon the number of subscribers to our services and how many trading partners with which they are exchanging data (“connections”). Continued growth is dependent upon increasing the number of connections between our existing customers and adding new customers. The rate at which the connections increase can vary significantly from customer to customer depending upon each customer’s deployment strategies. Historically, our retailer customers have been able to better assist us in increasing the number of connections. During 2001, we signed agreements with Winn Dixie, Meijer, and Target Stores. During 2002, we signed an agreement with Exxon-Mobil, expanded our relationship with Target and signed 9 other retailers. During 2003, we signed an agreement with Autozone to provide Pay on Scan services. All of our retail customers have increased the number of connections with our supplier customers when comparing 2003 to 2002. As we add additional retail customers we expect continued increases in the number of supplier customers purchasing implementation and subscription services. Our current pricing for retailers ranges from $25 per supplier per month for a small retailer and a flat rate of up to $50,000 per month for the largest retailers. Our pricing for suppliers ranges from $25 up to $5,000 per retailer connection per month. Our implementation revenues decreased from 2002 to 2003 due to a decrease in the number of larger implementation projects and decreased implementation services required for each customer. These efficiencies were achieved through the use of technology and enhanced internal processes as part of our implementation services. These efficiencies have allowed us to quote lower implementation fees for certain customers. We believe that the lower initial costs for the customer is resulting in increased numbers of customers purchasing our services and also accelerates the opportunity for subscription revenues.

      Customer Operations. Customer operations expense consists of personnel costs associated with implementation, consulting and other services and costs of operating, maintaining and accessing our technical operations and hosting facilities. Customer operations expense also includes the cost of providing support and maintenance to customers. Our customer operations expense decreased from $5.1 million in 2002 to $3.9 million in 2003. This decrease is due primarily to decreases in expenses from our operations platform at Hewlett-Packard, including rent, reduced telecom costs and decreased personnel and contract labor costs from our cost reduction efforts in 2002 and again in 2003. Our customer operations team consisted of 22 and 21 people at December 31, 2003 and 2002, respectively. The costs for our operating platform are generally fixed and represent the operating capacity necessary for expected growth through 2004. We expect customer operations expenses to increase only in response to increased demand for our implementation and customer support services.

      Development. Development expense includes personnel and contract labor costs and professional fees incurred for product development, enhancements, upgrades, quality assurance and testing. Our development expenses decreased from $2.1 million in 2002 to $1.8 million in 2003. This decrease is due to decreased use of service providers to provide development resources and decreases in personnel costs. Our development team consisted of 16 and 21 people at December 31, 2003 and 2002, respectively. We are continuously undertaking various projects to expand the functionality of our services and we expect the continuance of these expenses for the foreseeable future.

      Selling and Marketing. Selling and marketing expense consists primarily of personnel costs, travel, promotional events, including trade shows, seminars and technical conferences, advertising and public relations programs. Selling and marketing expense decreased from $2.4 million in 2002 to $1.6 million in 2003. This decrease was primarily due to reductions in personnel costs, travel and decreased advertising, promotion and professional fees from 2002 to 2003. Personnel costs decreased from $1.9 million in 2002 to $1.3 million in 2003. During 2002 and 2003, we incurred $0.3 million and $0.1 million respectively, for advertising, promotion and professional fees to promote our services. Our sales and marketing team included 4 and 14 people at December 31, 2003 and 2002, respectively.

      General and Administrative (G&A). G&A expense consists primarily of the personnel and other costs of the finance, human resources, administrative and executive departments and the fees and expenses associated with legal, accounting and other services. G&A expense decreased from $2.6 million in 2002 to $2.5 million in 2003. This decrease in G&A expense is attributable to several factors: a) decrease of $0.3 million in employee compensation from 2002 to 2003 offset in part by an increase of $0.1 million in legal and other professional fees; b) a decrease of $0.1 million in rent and other occupancy costs and c) a decrease of $0.1 million in travel and other staffing costs. In 2002, we terminated the lease for our previous headquarters in Oklahoma City in exchange for $100,000 in cash and $100,000 in our common stock. We removed all obligations previously recorded related to this agreement resulting in the reversal of $0.4 million of expense in 2002. G&A expense for 2002 includes $0.3 million for certain severance agreements with employees that were terminated. G&A expense for 2003 includes $0.2 million for certain severance agreements with employees that were terminated. We anticipate that our other G&A expenses will remain constant in absolute dollars in 2004 reflecting the non-recurrence of the significant items above and further reduced by effects of our cost reduction efforts taken during 2003.

      Depreciation and Amortization. Depreciation and amortization expense decreased from $1.2 million in 2002 to $0.6 million in 2003. This decrease reflects the complete depreciation of certain long-lived assets and decreases in capital expenditures in 2002 and 2003.

      Interest Expense, Net. Interest expense in 2003, represents the non-cash interest expense for the amortization of the initial debt discount recorded for each of our notes payable and interest expense on our capital lease with HP. The debt discount is being amortized over the life of each note and is expected to continue at decreased levels into 2004.

      Tax Provision. Deferred tax assets and deferred tax liabilities are separately recognized and measured at currently enacted tax rates for the tax effect of temporary differences between the financial reporting and tax reporting bases of assets and liabilities, and net operating loss and tax credit carryforwards for tax purposes. A valuation allowance must be established for deferred tax assets if it is not “more likely than not” that all or a portion will be realized. We have established a full valuation allowance for the net deferred tax assets as of December 31, 2002 and December 31, 2003, generated by losses recorded. We will continue to provide a full valuation allowance for future and current net deferred tax assets until such time as we believe we have sufficient objective evidence to support that it is more likely than not that the asset will be realized.

      Gain on Extinguishment of Debt. Gain on extinguishment of debt in 2002 resulted from entering into the Second Global Amendment Agreement with Hewlett-Packard under which we agreed to pay Hewlett-Packard $350,000 and to issue to Hewlett-Packard 2.0 million shares of our common stock in exchange for forgiveness of approximately $2.1 million representing all amounts outstanding, current and deferred, under certain equipment leases. The gain of $1.6 million represents the outstanding amounts less the cash paid and the fair value of the common shares issued.

      Dividends on Preferred Stock. Dividends on Preferred Stock includes the allocation of the proceeds received to the warrants issued and beneficial conversion features of our Preferred Stock issued during the respective periods. During 2003, $1.3 million was recorded with the issuance of $1.3 million of our

Series D Preferred Stock. During 2002, $3.2 million was recorded with the issuance of $4.0 million of our Series C Preferred Stock and $6.4 million was recorded with the issuance of our Series D Convertible Preferred Stock. Additionally, stated dividends were accrued from each date of issuance through conversion on the Series A and Series B Preferred Stock. Dividends were accrued on the Series B Preferred stock through conversion on September 30, 2002. The Series C Preferred Stock did not provide for stated dividends. The Series D Convertible Preferred Stock accrues dividends at 8% per annum and increased to 12% on January 1, 2004.

Comparison of 2002 to 2001

      Revenues. Our revenues in 2002 and 2001 are comprised of revenues for subscriptions to our services and implementation revenues. The following table sets forth for the periods indicated the components of revenue included in our consolidated statements of operations:

	2001	2002

Revenues:
Subscription	$1,381,990	$2,825,350
Implementation	2,070,502	1,630,897

Total revenues	$3,452,492	$4,456,247

      Subscription revenues increased 104% from 2001 to 2002. This increase is due to increases in the number of subscribers to our services and increases in our subscription rates. Subscription revenue growth is dependent upon the number of subscribers to our services and how many trading partners with which they are exchanging data (“connections”). Continued growth is dependent upon increasing the number of connections between our existing customers and adding new customers. The rate at which the connections increase can vary significantly from customer to customer depending upon each customer’s deployment strategies. Historically, our retail customers have been able to better assist us in increasing the number of connections. During 2001, we signed agreements with Winn Dixie, Meijer, and Target Stores. During 2002, we signed an agreement with Exxon-Mobil, expanded our relationship with Target and we have signed 9 other retailers. Each of these retailers has increased the number of connections with our supplier customers when comparing 2002 to 2001. As we add additional retail customers we expect continued increases in the number of supplier customers purchasing implementation and subscription services. Our current pricing for retailers ranges from $25 per supplier per month for a small retailer and a flat rate of up to $50,000 per month for the largest retailers. Our pricing for suppliers ranges from $25 up to $5,000 per retailer connection per month. Our implementation revenues decreased from 2001 to 2002 due to a decrease in the implementation services required for each customer. These efficiencies were achieved through the use of technology and enhanced internal processes as part of our implementation services. These efficiencies have allowed us to quote lower implementation fees for certain customers. We believe that the lower initial costs for the customer is resulting in increased numbers of customers purchasing our services and also accelerates the opportunity for subscription revenues.

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

      General and Administrative (G&A). G&A expense consists primarily of the personnel and other costs of the finance, human resources, administrative and executive departments and the fees and expenses associated with legal, accounting and other services. G&A expense decreased from $5.9 million in 2001 to $2.6 million in 2002. This decrease in G&A expense is attributable to several factors: a) decrease of $0.9 million in employee compensation from 2001 to 2002; b) decrease of $0.3 million in legal and other professional fees; and c) a decrease of $0.6 million in recruiting fees and relocation of our offices from Edmond, Oklahoma to Dallas, Texas. G&A expense for 2001 includes $0.6 million in expenses recorded in connection with certain severance agreements with employees that were terminated and the remaining obligation for abandoning our Oklahoma City lease of approximately $0.6 million. In 2002, we successfully terminated this lease in exchange for $100,000 in cash and $100,000 in our common stock. We removed all obligations previously recorded related to this agreement resulting in the reversal of $0.4 million of expense in 2002. We anticipate that our other G&A expenses will remain constant in absolute dollars in 2002 reflecting the non-recurrence of the significant items above and further reduced by effects of our cost reduction efforts taken during 2002.

      Non-cash Stock Compensation. Non-cash stock compensation expense for 2002 includes $0.7 million in non-cash stock compensation expense recorded for shares issued to terminate employment agreements.

      Depreciation and Amortization. Depreciation and amortization expense decreased from $1.5 million in 2001 to $1.2 million in 2002. This decrease reflects the complete depreciation of certain long-lived assets and decreases in capital expenditures in 2001 and 2002.

      Interest Expense, Net. Interest expense, net, was $0.4 million in 2001. This interest expense related to the amortization of the beneficial conversion feature of the convertible note as more fully discussed in Note 6 to the consolidated financial statements and the partial conversion of the convertible promissory note in April of 2001 and debt extinguishment in November 2001. Interest income on short-term investments was $0.1 million in 2001 with nominal amounts recorded in 2002 reflecting decreased cash and investment balances.

      Tax Provision. Deferred tax assets and deferred tax liabilities are separately recognized and measured at currently enacted tax rates for the tax effect of temporary differences between the financial reporting and tax reporting bases of assets and liabilities, and net operating loss and tax credit carryforwards for tax purposes. A valuation allowance must be established for deferred tax assets if it is not “more likely than not” that all or a portion will be realized. We have established a full valuation allowance for the net deferred tax assets as of December 31, 2001 and December 31, 2002, generated by losses recorded. We will continue to provide a full valuation allowance for future and current net deferred tax assets until such time as we believe we have sufficient objective evidence to support that it is more likely than not that the asset will be realized.

      Loss on Modification of Debt. In April 2001, Hewlett-Packard converted $3.8 million of their secured convertible promissory note into 2.2 million shares of our common stock. In connection with this conversion we modified certain terms of the secured convertible promissory note for the remaining balance equal to $3.8 million. The modified note provided for: a) a decrease in the stated interest rate to 6.0% per year; b) a cash payment of $275,104 representing a closing fee; c) principal and interest payments payable in twelve monthly installments of $326,094 beginning January 1, 2002 and a maturity date of February 1, 2003. In connection with the conversion and the modification of the note, we issued Hewlett-Packard warrants to purchase 1,384,658 shares of common stock at a purchase price of $3.75 per share. These transactions with Hewlett-Packard resulted in a loss of approximately $2.9 million recorded in the second quarter of 2001. The loss represents the excess of the fair value of the modified secured convertible promissory note and warrants issued over the $3.8 million recorded value of the remaining portion of the convertible debt at the time of the modification in accordance with the requirements of EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments.” See the following paragraph for discussion of the Second Global Amendment Agreement with Hewlett-Packard which resulted in forgiveness of this note in September of 2002.

      Gain on Extinguishment of Debt. Gain on extinguishment of debt in 2001 reflects the effect of our Settlement, Amendment, and Mutual Release Agreement with Hewlett-Packard Company dated November 13, 2001. The $2.3 million recorded as a gain was determined as the excess of any and all amounts due to Hewlett-Packard which were forgiven, including: a) the principal amount of $3,807,812.59 under the April 10, 2001, secured convertible promissory note; and b) amounts payable under certain services and lease agreements over consideration paid which includes: a) a cash payment of $1,000,000; b) the change in fair value due to our modification of the strike price of 1,384,658 warrants to $0.10 per share and c) a lease let-out obligation for equipment no longer being used of $1.8 million. During September 2002, we entered into a Second Global Amendment Agreement with Hewlett-Packard under which we agreed to pay Hewlett-Packard $350,000 and to issue to Hewlett-Packard 2.0 million shares of our common stock in exchange for forgiveness of approximately $2.1 million representing all amounts outstanding, current and deferred, under certain equipment leases. This agreement resulted in recording a gain of $1.6 million for the extinguishment of debt recorded in 2002. The gain represents the outstanding amounts less the cash paid and the fair value of the common shares issued.

      Dividends on Preferred Stock. Dividends on Preferred Stock includes the allocation of the proceeds received to the warrants issued and beneficial conversion features of our Preferred Stock issued during the respective periods. During 2001, $12.8 million was recorded with the issuance of our Series A Preferred Stock, $1.5 million for the Series B Preferred Stock and $1.9 million for the Series C Preferred Stock. During 2002, $3.2 million was recorded with the issuance of $4.0 million of our Series C Preferred Stock and $6.4 million was recorded with the issuance of our Series D Convertible Preferred Stock. Additionally, stated dividends were accrued from each date of issuance through conversion on the Series A and Series B Preferred Stock. Dividends accrued on the Series A Preferred Stock were paid in-kind with common shares at the time of conversion during 2001. Dividends were accrued on the Series B Preferred stock through conversion on September 30, 2002. The Series C Preferred Stock did not provide for stated dividends. The Series D Convertible Preferred Stock accrues dividends at 8% per annum and increased to 12% on January 1, 2004.

Liquidity and Capital Resources

      Our principal potential sources of liquidity are cash on hand, cash generated from operations and cash provided from financing activities. As of December 31, 2003, we had cash, cash equivalents and short-term investments of $0.2 million.

      During 2003, we used $5.6 million in operating activities reflecting a net loss of $10.0 million. Cash used in operating activities also reflects: a) $1.0 million of depreciation and amortization; b) $0.1 million of non-cash stock compensation; c) $3.6 million in non-cash interest expense; and d) $0.3 million in cash used in other working capital changes.

      During 2002, we used $9.4 million in operating activities reflecting a net loss of $8.1 million. Cash used in operating activities also reflects: a) $1.8 million of depreciation and amortization; b) $0.7 million of non-cash stock compensation; c) $1.6 million for the non-cash gain on extinguishment of debt; d) $0.4 million for the non-cash termination of lease obligation; and e) $1.8 million in cash used in other working capital changes.

      During 2001, we used $18.3 million in operating activities, comprised principally of a net loss of $24.5 million. Cash used in operating activities also reflects $2.2 million for non-cash stock compensation and interest expense for the conversion feature of the Hewlett-Packard note, $2.1 million of depreciation and amortization, $2.9 million in non-cash expense for warrants issued to Hewlett-Packard in connection with the modification of the existing convertible note in April 2000, $2.3 million of non-cash gain related to the extinguishment of the convertible note with Hewlett-Packard in November 2001 and a $1.3 million increase in cash provided by other working capital changes.

      During 2003, we used approximately $5,000 in investing activities reflecting capital expenditures compared to capital expenditures of approximately $0.2 million in 2002.

      During 2002, we used approximately $0.2 million in investing activities reflecting capital expenditures compared to capital expenditures of approximately $0.5 million in 2001.

      During 2003, financing activities provided net cash of $5.2 million, primarily the result of the issuance of 105 shares of Series D Preferred Stock, less offering and registration costs and $4.4 million in notes payable less placement agent fees.

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

      Since the middle of 2001, the company has implemented an aggressive cost cutting program including the closing of offices, pay deferrals and reductions, reduction in workforce, and other expense reductions including travel, administrative and vendor service costs. Late in 2002 and throughout 2003, the company has taken and continues to take additional measures to reduce its cost structure, including an additional reduction in the third quarter of 2003. The reductions have included headcount reductions at the executive level, negotiations with significant vendors and other expense reductions including travel, administrative and vendor service costs. As a result of these changes, the gross cash operating expenses decreased to approximately $0.8 million per month (excluding non-cash items) during the first and second quarter of 2003. The expenses were further reduced to less than $0.7 million per month (excluding non-cash items) effective late in the third quarter and for the fourth quarter of 2003.

      We have incurred operating losses and negative cash flow in the past and expect to incur operating losses and negative cash flow through the early part of 2004. Our spending may increase in the future for further technology and product development and other technology and database costs. We also expect increases in customer operations expense to be incurred after corresponding increases in contracted revenues.

      Our independent auditors have issued their Independent Auditors’ Report on the Company’s consolidated financial statements for the fiscal year ended December 31, 2003 with an explanatory paragraph regarding the Company’s ability to continue as a going concern. We have generated net losses for the years ended December 31, 2001, 2002 and 2003 and have generated an accumulated deficit of $95.2 million as of December 31, 2003. We have incurred operating losses and negative cash flow in the past and expect to incur operating losses and negative cash flow during the early part of 2004. During the second quarter of 2001 we began to experience delays in signing small supplier customers which were an important component of our expected implementation revenues for the second quarter of 2001 and these delays have continued into 2003. These efforts are a part of our retailer “community development” activities. We continue to pursue sales efforts with the small suppliers and still believe that they will become subscribers to our services. Due to these delays, we have focused our sales efforts on leading customers, particularly retailers, each of which could have a greater incremental effect on increasing subscription revenues. An increase in the number of leading customers is critical to generating positive cash flow from operations.

      The delay in generating revenues creates a need for us to obtain additional capital in 2004 in order for us to execute our current business plan successfully. The amount of capital will be dependent upon (a) our services achieving market acceptance, (b) the timing of additional customer signings, (c) our ability to sustain current decreased levels of spending, and/or (d) the amount of, if any, unanticipated expenditures. There can be no assurance as to whether, when or the terms upon which any such capital may be obtained. Any failure to obtain an adequate and timely amount of additional capital on commercially reasonable terms could have a material adverse effect on our business, financial condition and results of operations, including our ability to continue as a going concern.

      The Company leases its office and storage space under operating leases. The terms range from month-to-month up to five years and include options to renew. The Company also leases office equipment under various non-cancelable lease agreements.

      Future minimum lease payments under non-cancelable operating leases at December 31, 2003 follows:

Operating
Leases

2004	$280,000
2005	273,000
2006	226,000
2007	—
2008	—
Thereafter	—

Future minimum lease payments	$779,000

Recently Issued Accounting Pronouncements

      In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The Company adopted SFAS No. 143 in fiscal year 2003. The adoption of SFAS No. 143 did not have a material effect on the financial condition and results of operations of the Company.

      In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. SFAS No. 146 is effective prospectively for exit or disposal activities initiated subsequent to December 31, 2002. The adoption of SFAS No. 146 did not have a material effect on its financial condition and results of operations.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The Company has implemented the transition and annual disclosure requirements as required by SFAS No. 148, which were effective for fiscal years ending after December 15, 2002. The interim disclosure requirements are effective for the first interim period beginning after December 15, 2002. The adoption of SFAS No. 148 did not have a material effect on its financial condition and results of operations.

      In November 2002, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 applied to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF Issue No. 00-21 did not have a material effect on its financial condition and results of operations of the Company.

      In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” (“FIN 46”) This Interpretation was subsequently revised in December 2003. The Interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Interpretation, as revised, requires an entity to apply the interpretation to all interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ended after December 15, 2003. Application for all other types of entities is required in financial statements for periods ending after March 15, 2004. We are in the process of reviewing the impact of adopting FIN 46, as revised, however, we do not expect the adoption to have a material impact on our consolidated results of operations or financial position.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 modifies the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS No. 150 requires that those instruments be classified as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period that began after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of SFAS No. 150 did not have a material impact on our consolidated results of operations or financial position.

Item 7.	Financial Statements

      See Index to Financial Statements on Page F-1 of this Annual Report on Form 10-KSB.

PART III

Item 9.	Directors and Executive Officers of the Registrant

      The information required by this Item is set forth under the caption “Management” in the Company’s definitive Proxy Statement for its annual meeting of stockholders (the “Proxy Statement”), which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 and is incorporated herein by reference.

Item 10.	Executive Compensation

      The information required by this Item is set forth under the caption “Executive Compensation” in the Proxy Statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 and is incorporated herein by reference.

Item 11.	Security Ownership of Certain Beneficial Owners and Management

      The information required by this Item is set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 and is incorporated herein by reference.

Item 12.	Certain Relationships and Related Transactions

      The additional information required by this Item is set forth under the caption “Certain Transactions” in the Proxy Statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 and is incorporated herein by reference.

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

      In April 2001, Hewlett-Packard converted $3.8 million of their secured convertible promissory note into 2.2 million shares of our common stock. In connection with this conversion we modified certain terms of the secured convertible promissory note for the remaining balance equal to $3.8 million. The modified note provided for: a) a decrease in the stated interest rate to 6.0% per year; b) a cash payment of $275,104 representing a closing fee; c) principal and interest payments payable in twelve monthly installments of $326,094 beginning January 1, 2002 and a maturity date of February 1, 2003. In connection with the conversion and the modification of the note, we issued Hewlett-Packard warrants to purchase 1,384,658 shares of common stock at a purchase price of $3.75 per share. These transactions with Hewlett-Packard resulted in a loss of approximately $2.9 million recorded in the second quarter of 2001. The loss represents the excess of the fair value of the modified secured convertible promissory note and warrants issued over the $3.8 million recorded value of the remaining portion of the convertible debt at the time of the modification in accordance with the requirements of EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments.”

      On November 13, 2001, we entered into a Settlement, Amendment, and Mutual Release Agreement with Hewlett-Packard Company whereunder (1) any and all past due amounts under any obligation of ours to Hewlett-Packard were forgiven and we were released from any and all claims by Hewlett-Packard of any kind including those based upon the antecedent debts, (2) the principal amount of $3.8 million under the April 10, 2001, secured convertible promissory note was forgiven, (3) the security interest of Hewlett-Packard in our intellectual property was terminated, (4) our purchase option for various items of equipment under expired equipment leases was preserved to allow us to purchase computer equipment having a value of approximately $100,000, and (5) the monthly payments under an ongoing equipment lease and support agreement were lowered to approximately $200,000, all in exchange for the our agreeing to (a) pay the sum of $1,000,000 to Hewlett-Packard, (b) restructure and extend the term of the equipment lease with Hewlett-Packard by adding an additional year to the term, thus ending the lease in July 2004, (c) repricing 1,384,658 warrants for our common stock obtained by Hewlett-Packard in connection with the April 10, 2001, promissory note from $3.75 per share to $0.10 per share, and (d) releasing Hewlett-Packard from any and all claims. Under the terms of this agreement Hewlett-Packard will maintain a security interest in the equipment it leases to us on a going forward basis. The $2.3 million recorded as a gain was determined as the excess of any and all amounts due to Hewlett-Packard which were forgiven, including: a) the principal amount of $3.8 million under the secured convertible promissory note; and b) $1.4 million for amounts payable under certain services and lease agreements over consideration paid which includes: a) a cash payment of $1,000,000; b) the change in fair value due to our modification of the strike price of 1,384,658 warrants to $0.10 per share and c) a lease let-out obligation for equipment no longer being used of $1.8 million. This transaction was accounted for in accordance with the provisions of Statement of Financial Accounting Standards No. 15 “Accounting by Debtors and Creditors for Troubled Debt Restructurings.”

      At the time of this settlement, we also entered into a lease let-out agreement with Hewlett-Packard which provided for our continued obligation for certain assets leased from Hewlett-Packard under operating leases. These assets were not being used by the company and we agreed to allow Hewlett-Packard to sell these assets and reduce the amounts due under the let-out agreement. The total lease obligation of $1.8 million was accrued at December 31, 2001 as a component of the gain recorded in 2001. During September 2002, we entered into a Second Global Amendment Agreement with Hewlett-Packard. Under this agreement, we agreed to pay Hewlett-Packard $350,000 and to issue to Hewlett-Packard 2.0 million shares of our common stock in exchange for forgiveness of approximately $2.1 million representing all amounts outstanding, including the lease let-out entered into in 2001. This agreement resulted in recording a gain of $1.6 million for the extinguishment of debt recorded in 2002. The gain represents the outstanding amounts less the cash paid and the fair value of the common shares issued. Additionally, we modified the payment terms under an existing lease for equipment under lease which is recorded as a capital lease at December 31, 2003. The modified terms require payments totaling $480,000 over a period of 24 months ending in August 2004.

Item 13.	Exhibits and Reports on Form 8-K

      (a) The following documents are filed as part of this Annual report on Form 10-KSB:

1. Financial Statements.

      See Index to Financial Statements on page F-1 of this Annual Report on Form 10-KSB

2. Financial Statements Schedules.

      Financial statement schedules under the applicable rules and regulations of the Securities and Exchange Commission have been omitted as the schedules are not applicable or the information required thereby is included in the Company’s financial statements or notes thereto.

3. Exhibits.

      The following instruments are included as exhibits to the report. Exhibits incorporated by reference are so indicated.

4.1(1)	Form of Certificate of Common Stock
4.2(2)	Form of Series A Warrant
4.3(3)	Form of Series D Convertible Preferred Stock
4.4(4)	Form of Purchase Agreement for Series D Convertible Preferred Stock
4.5(4)	Certificate of Designations relating to Series D Convertible Preferred Stock
4.6(4)	Form of Series D Warrant
4.7(4)	Form of Registration Rights Agreement
4.8(5)	Form of Second Global Amendment Agreement entered into by and between Hewlett-Packard Company and the Registrant
4.11(3)	Series D Convertible Preferred Stock Purchase Agreement Dated as of September 30, 2002, among the Registrant and Certain Purchasers
4.12(3)	Series D Convertible Preferred Stock Purchase Agreement Dated as of September 30, 2002, among the Registrant and Certain Purchasers
4.13(7)	Form of Promissory note entered into by and between The viaLink Company and each of the note holders
4.14(7)	Form of Warrant to Purchase Shares of Common Stock of The vaiLink Company
10.1(3)	Form of Service Agreement
10.2(3)	Release Agreement entered into between Edmond, Oklahoma, landlord and the Registrant ending all obligations for the Registrant’s former offices
10.3(6)	Second Amendment to Office Lease Agreement
10.4	Amendment to Employment Agreement between Brian M. Carter and the Registrant
10.5	Amendment to Employment Agreement between Robert I. Noe and the Registrant
23	Consent of KPMG LLP
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer

(1)	Incorporated herein by reference to the Registrant’s Registration Statement on Form 8-A/ A Amendment No. 2 filed under Section 12(g) of the Exchange Act on June 21, 2000.

(2)	Incorporated by reference herein to the Registrant’s Current Report on Form 8-K dated February 7, 2001.

(3)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-2/ A Amendment No. 2 filed on January 23, 2003.

(4)	Incorporated by reference herein to the Registrant’s Current Report on Form 8-K dated October 2, 2002.

(5)	Incorporated by reference herein to the Registrant’s Current Report on Form 8-K dated September 5, 2002.

(6)	Incorporated by reference herein to the Registrant’s Current Report on Form 8-K dated February 10, 2004.

(7)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated April 10, 2003.

4. Reports on Form 8-K.

      The Registrant filed a Current Report on Form 8-K, dated December 18, 2003, reporting pursuant to Item 5 of such Form that it had received loan proceeds totaling $325,000 from certain existing stockholders. In exchange, the Company executed promissory notes (in the form of Exhibit 99.1 as filed with the Company’s Current Report on Form 8-K, dated April 10, 2003) and issued warrants (in the form of Exhibit 99.2 as filed with the Company’s Current Report on Form 8-K, dated April 10, 2003).

      The Registrant filed a Current Report on Form 8-K, dated December 23, 2003, reporting pursuant to Item 5 of such Form that Ms. Sue A. Hale resigned from the Board of Directors and that the                     , in accordance with the Bylaws of the Company, elected Brian M. Carter, Vice President and Chief Financial Officer, to the Board to fill the vacancy left by Ms. Hale’s resignation.

      The Registrant filed a Current Report on Form 8-K, dated December 31, 2003, reporting pursuant to Item 5 of such Form that effective December 31, 2003, Dr. Lewis B “Bucky” Kilbourne has resigned from the Board of Directors and that Robert I. “Bob” Noe, the Company’s President and Chief Executive Officer, has assumed the role of Chairman of the Board of Directors on an interim basis effective the same date.

      The Registrant filed a Current Report on Form 8-K, dated January 8, 2004, reporting pursuant to Item 5 of such Form that it had received loan proceeds totaling $250,000 from certain existing stockholders. In exchange, the Company executed promissory notes (in the form of Exhibit 99.1 as filed with the Company’s Current Report on Form 8-K, dated April 10, 2003) and issued warrants (in the form of Exhibit 99.2 as filed with the Company’s Current Report on Form 8-K, dated April 10, 2003).

      The Registrant filed a Current Report on Form 8-K, dated January 21, 2004, reporting pursuant to Item 5 of such Form that effective January 20, 2004, Robert Baker and Jimmy Wright have resigned from the Board of Directors of The viaLink Company.

      The Registrant filed a Current Report on Form 8-K, dated January 26, 2004, reporting pursuant to Item 5 of such Form that effective January 23, 2004, Jimmy Wright retracted his resignation from the board of directors of The viaLink Company and that the Board of Directors, in accordance with the Bylaws of the Company, elected Patrick L. Kiernan, to the Board of Directors, effective immediately.

      The Registrant filed a Current Report on Form 8-K, dated February 12, 2004, reporting pursuant to Item 5 of such Form that it had amended its lease agreement for its Corporate Offices decreasing the rented area to 12,052 square feet and basic monthly rent to $22,597.50. Additionally, the Registrant reported that it had received loan proceeds totaling $375,000 from certain existing stockholders. In exchange, the Company executed promissory notes (in the form of Exhibit 99.1 as filed with the Company’s Current Report on Form 8-K, dated April 10, 2003) and issued warrants (in the form of Exhibit 99.2 as filed with the Company’s Current Report on Form 8-K, dated April 10, 2003).

      The Registrant filed a Current Report on Form 8-K, dated March 2, 2004, reporting pursuant to Item 5 of such Form that will announce its fourth quarter and full year 2003 results on March 9, 2004. Additionally, the company announced an investor conference call the same day at 4:30 p.m. Eastern Standard Time.

      The Registrant filed a Current Report on Form 8-K, dated March 4, 2004, reporting pursuant to Item 5 of such Form that it had received loan proceeds totaling $200,000 from certain existing stockholders. In exchange, the Company executed promissory notes (in the form of Exhibit 99.1 as filed with the Company’s Current Report on Form 8-K, dated April 10, 2003) and issued warrants (in the form of Exhibit 99.2 as filed with the Company’s Current Report on Form 8-K, dated April 10, 2003).

      The Registrant filed a Current Report on Form 8-K, dated March 9, 2004, reporting pursuant to Item 5 of such Form the company’s condensed, consolidated results for the fourth quarter and full year 2003.

Item 14.	Principal Accountant Fees and Services

      The information required by this Item and Section 202 of Sarbanes-Oxley will be contained in the Company’s 2004 Proxy Statement under the headings “Independent Public Accountants” and “Fees Paid to Independent Accountants” and is incorporated herein by reference.

SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 26th day of March, 2004.

THE VIALINK COMPANY
(Registrant)

By:	/s/ ROBERT I. NOE

Robert I. Noe
Chief Executive Officer

By:	/s/ BRIAN M. CARTER

Brian M. Carter
Vice President, Chief Financial Officer
(principal financial and accounting officer)

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders

The viaLink Company:

      We have audited the accompanying consolidated balance sheets of The viaLink Company and its subsidiary as of December 31, 2002 and 2003, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The viaLink Company and its subsidiary as of December 31, 2002 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

      The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in note 2 to the consolidated financial statements, the Company’s recurring losses from operations and resulting dependence upon access to additional external financing raise substantial doubt concerning its ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

KPMG LLP

Dallas, Texas

March 5, 2004

THE VIALINK COMPANY

CONSOLIDATED BALANCE SHEETS

December 31, 2002 and 2003

	2002	2003

ASSETS
Current assets:
Cash and cash equivalents	$561,617	$161,663
Accounts receivable — trade, net of allowance for doubtful accounts of $115,000 in 2002 and $135,000 in 2003	965,158	885,860
Prepaid expenses and other current assets	156,503	165,831

Total current assets	1,683,278	1,213,354
Furniture, equipment and leasehold improvements, net	782,870	158,112
Software development costs, net	410,598	—
Other assets	60,197	60,197

Total assets	$2,936,943	$1,431,663

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$1,293,257	$849,090
Deferred revenues	44,459	85,079
Notes payable, net of discount of $1,067,000 at December 31, 2003	—	3,358,349
Current portion of capital lease obligations	148,758	229,549

Total current liabilities	1,486,474	4,522,067
Long-term liabilities:
Capital lease obligations, less current portion	237,020	—

Total liabilities	1,723,494	4,522,067
Commitments and contingencies (Notes 6 and 10)
Stockholders’ equity (deficit):
Common stock, $.001 par value; 400,000,000 shares authorized; 160,519,660 and 181,573,035 shares issued and outstanding at December 31, 2002 and 2003, respectively	160,520	181,573
Series D Preferred stock, $.001 par value; 10,000,000 shares authorized; 799 and 831 shares issued and outstanding at December 31, 2002 and 2003, respectively	9,584,850	9,974,850
Additional paid-in capital	76,724,178	81,981,051
Accumulated deficit	(85,256,099)	(95,227,878)

Total stockholders’ equity (deficit)	1,213,449	(3,090,404)

Total liabilities, redeemable preferred stock and stockholders’ equity (deficit)	$2,936,943	$1,431,663

The accompanying notes are an integral part of these consolidated financial statements.

THE VIALINK COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2001, 2002 and 2003

	2001	2002	2003

Revenues:
Subscription	$1,381,990	$2,825,350	$3,650,263
Implementation	2,070,502	1,630,897	486,056

Total revenues	$3,452,492	$4,456,247	$4,136,319
Operating expenses:
Customer operations	7,800,644	5,070,716	3,924,158
Development	4,559,379	2,115,012	1,777,051
Selling and marketing	6,566,305	2,429,091	1,599,885
General and administrative	5,857,884	2,584,464	2,461,458
Non-cash stock compensation	627,895	704,558	112,500
Depreciation and amortization	1,498,569	1,241,088	629,722

Total operating expenses	26,910,676	14,144,929	10,504,774

Loss from operations	(23,458,184)	(9,688,682)	(6,368,455)
Interest expense, net	(377,088)	—	(3,603,324)
Loss on modification of debt	(2,927,773)	—	—
Gain on extinguishment of debt	2,296,022	1,628,817	—

Net loss	(24,467,023)	(8,059,865)	(9,971,779)
Dividends on preferred stock:
Value of warrants and beneficial conversion	(16,238,970)	(9,599,655)	(1,260,000)
Stated dividends	(445,426)	(39,945)	—

Net loss applicable to common stock	$(41,151,419)	$(17,699,465)	$(11,231,779)

Net loss applicable to common stock per common share —
Basic and diluted	$(1.22)	$(0.17)	$(0.06)

Weighted average common shares outstanding —
Basic and diluted	33,805,389	103,731,119	175,432,361

The accompanying notes are an integral part of these consolidated financial statements.

THE VIALINK COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 31, 2001, 2002 and 2003

	Preferred Stock		Common Stock			Unearned
					Additional	Stock	Accumulated
	Shares	Amounts	Shares	Amounts	Paid-in Capital	Compensation	(Deficit)	Total

Balance, January 1, 2001	—	$—	22,779,566	$22,780	$51,902,400	$(487,895)	$(52,729,211)	$(1,291,926)
Exercise of stock options and warrants			4,264,123	4,264	692,557			696,821
Stock and options issued under employee stock purchase and option plans			1,049,797	1,049	516,125	(140,000)		377,174
Amortization of unearned stock compensation						627,895		627,895
Fair value adjustment, stock options to service providers					(17,243)			(17,243)
Partial conversion of convertible note			2,175,893	2,176	3,805,637			3,807,813
Issuance of warrants to Hewlett-Packard					2,951,329			2,951,329
Proceeds from issuance of common stock			17,032,812	17,033	2,607,987			2,625,020
Proceeds from issuance of preferred stock	4,647				16,238,970			16,238,970
Offering, placement and registration costs			3,030,000	3,030	(1,978,196)			(1,975,166)
Dividends on preferred stock:
Beneficial conversion feature		12,779,250			(16,238,970)			(3,459,720)
Stated dividends		437,092			(445,426)			(8,334)
Common stock issued:
Series A preferred conversion	(4,647)	(12,779,250)	12,712,490	12,713	12,766,537			—
Series B preferred conversion			3,036,592	3,037	596,963			600,000
Dividends paid with common stock		(437,092)	995,565	995	436,590			493
Net loss							(24,467,023)	(24,467,023)

Balance, December 31, 2001	—	$—	67,076,838	$67,077	$73,835,260	$—	$(77,196,234)	$(3,293,897)
Exercise of stock options and warrants			14,989,873	14,991	657,794			672,785
Stock issued under employee stock purchase and option plans			2,997,637	2,997	442,272			445,269
Restricted stock issued to employees			7,828,417	7,828	696,730			704,558
Stock issued to Hewlett-Packard			2,000,000	2,000	78,000			80,000
Beneficial conversion feature of Series C Preferred Stock issued					1,299,108			1,299,108
Value assigned to warrants issued and modified in connection with the issuance of Series C Preferred Stock					1,911,613			1,911,613
Value assigned to warrants and common shares issued in connection with the issuance of Series D Preferred Stock			39,936,877	39,937	3,380,906			3,420,843
Offering and registration costs			1,825,455	1,825	(548,532)			(546,707)
Issuance of Series D Preferred Stock:
Exchange of Series B and Series C Preferred Stock	513	3,195,916			2,777,826			5,973,742
Dividends on Preferred Stock:
Value attributed to Beneficial conversion feature, shares and warrant:
Series C					(3,210,721)
Series D	286	6,388,934			(6,388,934)			(3,210,721)
Stated dividend at 6%					(39,945)			(39,945)
Dividends on Preferred Stock paid with Common Stock			7,872,583	7,873	(7,873)			—
Series C Preferred Stock conversion into Common Stock			15,991,980	15,992	1,840,674			1,856,666
Net loss							(8,059,865)	(8,059,865)

Balance, December 31, 2002	799	$9,584,850	160,519,660	$160,520	$76,724,178	$—	$(85,256,099)	$1,213,449
Stock issued under employee stock purchase and option plans			1,403,151	1,403	129,234			130,637
Proceeds from issuance of Series D Preferred Stock					1,260,000			1,260,000
Value assigned to warrants issued in connection with the issuance of Notes Payable and beneficial conversion feature of the Notes Payable					4,110,000			4,110,000
Interest paid in-kind with common stock			2,540,328	2,540	200,404			202,944
Value assigned to warrants and common shares issued in connection with the issuance of Series D Preferred Stock		648,823	9,835,896	9,836	(658,659)			—
Offering and registration costs					(35,655)			(35,655)
Dividends on Preferred Stock:
Value attributed to Beneficial conversion feature, shares and warrant on Series D Preferred Stock	105	611,177			(611,177)			—
Series D Preferred Stock conversion into Common Stock	(73)	(870,000)	7,274,000	7,274	862,726			—
Net loss							(9,971,779)	(9,971,779)

Balance, December 31, 2003	831	$9,974,850	181,573,035	$181,573	$81,981,051	$—	$(95,227,878)	$(3,090,404)

The accompanying notes are an integral part of these consolidated financial statements.

THE VIALINK COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2001, 2002 and 2003

	2001	2002	2003

Cash flows from operating activities:
Net loss	$(24,467,023)	$(8,059,865)	$(9,971,779)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,116,819	1,827,432	1,040,320
Non-cash stock compensation	627,895	704,558	112,500
Non-cash service costs for warrant and options issued to service providers	1,025,623	—	—
Non-cash loss on modification of debt	2,927,773	—	—
Non-cash gain on extinguishment of debt	(2,296,022)	(1,628,817)	—
Non-cash interest expense	497,733	—	3,561,293
Non-cash termination of lease obligation	—	(391,000)	—
Increase (decrease) in cash for changes in:
Accounts receivable, net	(283,716)	(166,779)	79,298
Prepaid expenses and other assets	209,976	333,516	(9,328)
Accounts payable and accrued liabilities	1,173,471	(1,773,014)	(444,167)
Deferred revenue	150,765	(228,946)	40,620

Net cash used in operating activities	(18,316,706)	(9,382,915)	(5,591,243)

Cash flows from investing activities:
Capital expenditures	(514,211)	(187,793)	(4,964)

Net cash used in investing activities	(514,211)	(187,793)	(4,964)

Cash flows from financing activities:
Proceeds from exercise of stock options, stock purchase warrants and stock purchase plans	1,073,995	672,785	18,137
Proceeds from issuance of preferred stock	17,279,250	7,303,465	1,260,000
Payments, capital lease obligation	—	—	(156,229)
Proceeds from issuance of common stock	2,625,020	—	—
Proceeds from issuance of notes payable	—	—	4,425,000
Payments of placement agent fees, notes payable	—	—	(315,000)
Offering, placement and registration costs	(1,925,166)	(546,707)	(35,655)
Payments for extinguishment of convertible debt	(500,000)	—	—

Net cash provided by financing activities	18,553,099	7,429,543	5,196,253

Net increase (decrease) in cash and cash equivalents	(277,818)	(2,141,165)	(399,954)
Cash and cash equivalents, beginning of year	2,980,600	2,702,782	561,617

Cash and cash equivalents, end of year	$2,702,782	$561,617	$161,663

Supplemental schedule of non-cash investing and financing activities:
Interest on notes payable, paid with common stock	$—	$—	$202,944

Vendors and severance paid with common stock	$—	$445,269	$—

Assets acquired under capital leases	$—	$413,606	$—

Preferred stock, dividends accrued, payable in-kind	$7,841	$—	$—

Preferred stock, dividends, paid with common stock	$437,585	$39,945	$—

Hewlett-Packard conversion of debt into common stock	$3,807,813	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

THE VIALINK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business and Summary of Significant Accounting Policies

      General Description of Business — We provide subscription-based, business-to-business electronic commerce services that enable companies in the consumer packaged goods, retail and automotive industries to efficiently manage their highly complex supply chain information. Our services allow manufacturers, wholesalers, distributors, sales agencies (such as food brokers) and retailers to communicate and synchronize item, pricing and promotion information in a more cost-effective and accessible way than has been possible using traditional electronic and paper-based methods.

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

      Basis of Presentation — The financial statements include the accounts of the viaLink Company and its wholly owned subsidiary. In April 2000, we formed viaLink International, Inc., a wholly-owned subsidiary. viaLink International was a Delaware corporation formed to include our international operations. viaLink International was dissolved in 2002. Our consolidated financial statements include the accounts of viaLink International. All intercompany transactions and balances have been eliminated in consolidation.

      Use of Estimates — The preparation of financial statements in conformity with generally accepted accounting principles requires the use of management’s estimates and assumptions in determining the carrying values of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts for certain revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Cash and Cash Equivalents and Short-term Investments — For purposes of the statement of cash flows, we consider all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. Similar investments with a maturity, at purchase, of more than three months are classified as short-term investments held to maturity and are carried at amortized cost.

      Risks from Concentrations — Financial instruments which potentially subject us to concentrations of credit risk consist principally of temporary cash investments, notes receivable and accounts receivable. We place our temporary cash investments with high credit quality financial institutions. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of individual accounts and their dispersion across different regions. We do not believe a material risk of loss exists with respect to our financial position due to concentrations of credit risk.

      Our revenues are dependent on large implementation and subscription fees from a limited number of customers. In 2001, three customers individually accounted for 9, 9 and 5 percent of revenues. In 2002, three customers individually accounted for 11, 9 and 5 percent of revenues. In 2003, three customers individually accounted for 12, 9 and 6 percent of revenues. In 2001, 2002 and 2003, approximately 33, 32 and 38 percent, respectively, of our total revenues were attributable to five clients. We will continue to be

THE VIALINK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

dependent upon revenues from a limited number of customers until we achieve market penetration. During 2001, 2002 and 2003 our statement of operations includes provisions for bad debt of $238,000, $107,000 and $60,000 respectively. During 2001, 2002 and 2003 we wrote-off uncollectible accounts receivable of $296,000, $92,000 and $40,000, respectively.

      Furniture, equipment and leasehold improvements — Furniture, equipment and leasehold improvements are stated at cost. Expenditures for repairs and maintenance are charged to expense as incurred. Upon disposition, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is reflected in operations for the period. We depreciate furniture and equipment using the straight-line method over their estimated useful lives ranging from 2 to 10 years. Leasehold improvements are amortized over the lease term using the straight-line method.

      Impairment of long-lived assets — We review long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the long-lived assets, the carrying value is reduced to the estimated fair value as measured by the discounted cash flows.

      Revenue Recognition — Our revenues consist of recurring monthly subscription fees for customer use of the viaLink services and implementation fees. Contracts for customer use of the viaLink services are generally for periods ranging from one to three years, but are generally cancelable with 30 days notice. Implementation fees for the viaLink services are based on time and materials, are nonrefundable and are separately priced from the use of the viaLink services. Implementation costs consist primarily of labor by technical support personnel to configure customer data and establish a connection to the viaLink database. Implementation activities can range from a “basic” implementation that simply establishes a web browser interface to more involved activities where we assist a customer to modify the customer’s systems and automate the connection. We have no obligation to perform any future implementation services and no additional implementation services are necessary upon renewal of the service by the customer. We recognize implementation fees and associated costs for the more involved implementation activities as the services are provided. Implementation fees and associated direct costs to provide basic implementations are deferred and recognized over the period the subscription-based viaLink services are provided. Implementation fees and associated direct costs for basic implementations are deferred because we do not have an objective basis to determine the fair value of the basic implementation services and they are essential to the viaLink services. The fair value of more involved implementation activities is established using a residual method and generally equals the amount charged by viaLink based on time and materials. We recognize subscription fees for customer use of the viaLink services as these services are provided. Revenues collected in advance and revenues dependent upon future performance criteria are deferred and recognized as earned and those performance criteria are met.

      Development — We incurred costs and expenses of approximately $4.6 million, $2.1 million and $1.8 million, for product development in 2001, 2002 and 2003, respectively. We capitalize certain of these costs, including interest, that are directly related to the development of software to be sold and software developed for internal use. Capitalization of costs for internal use software begins after the preliminary project stage and ends when the software is substantially complete and ready for its intended use. We also capitalize certain of these costs, including interest, for software to be sold beginning when technological feasibility has been established and ending when the product is available for customers. Capitalized software development costs are amortized using the straight-line method over the estimated useful life of three to five years and are subject to impairment evaluation in accordance with the provisions of SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.”

THE VIALINK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Earnings Per Share — Basic earnings per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income (loss) by the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Diluted earnings per share also includes the impact of convertible debt, if dilutive, using the if-converted method.

      Income Taxes — We account for income taxes using the asset and liability method. Deferred tax liabilities or assets are recognized for the anticipated future tax effects of temporary differences that arise as a result of the differences in the carrying amounts and tax bases of assets and liabilities, and for loss carryforwards and tax credit carryforwards. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

      Stock Based Compensation — The Company uses the intrinsic-value method as provided by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” in accounting for its various fixed stock option plans and its employee stock purchase plan (“ESPP”) and provides pro forma disclosures of the compensation expense determined under the fair value provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” Accordingly, the Company did not recognize compensation expense upon the issuance of certain of its stock options because the option terms were fixed and the exercise price equaled the market price of the Company’s common stock on the date of grant.

      Pro forma information regarding net loss and loss per share is required by and has been determined as if we had accounted for its employee stock options under the fair value method defined by SFAS No. 123 and amended by SFAS No. 148. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for options granted in each of the following fiscal years ended December 31:

	2001	2002	2003

Interest rates, (Zero-coupon U.S. Government Bonds issued with remaining life equal to expected term of options	4.5%	2.5%	2.5%
Dividend yields	0%	0%	0%
Volatility factors of our common stock	150% to 177%	143%	91% to 127%
Weighted average expected life	2.5 years	2.5 years	2.5 years
Resulting weighted average grant date fair value	$0.50	$0.09	$0.06
Additional expense under fair value method	$20,422,000	$9,220,000	$2,085,000

      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

THE VIALINK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table displays the effect on net loss and loss per share had the fair value method been applied during each of the following periods:

	2001	2002	2003

Basic:
Net loss applicable to common stock, as reported	$(41,151,419)	$(17,699,465)	$(11,231,779)
Stock-based compensation included in the determination of net loss under APB No. 25	627,895	704,558	112,500
Stock-based compensation to be included the determination of net loss under SFAS No. 148	(20,422,000)	(9,220,000)	(2,085,000)

Pro-forma net loss	$(60,945,524)	$(26,214,907)	$(13,204,279)

Net loss applicable to common stock, per common share:
As reported	$(1.22)	$(0.17)	$(0.06)
Pro-forma	$(1.80)	$(0.25)	$(0.08)

      Reclassifications — Certain prior year amounts have been reclassified to conform to the 2003 financial statement presentation.

2.	Liquidity and Going Concern

      We have generated losses from operations for the years ended December 31, 2001, 2002 and 2003 and have generated an accumulated deficit of $95.2 million as of December 31, 2003. We have incurred operating losses and negative cash flow in the past and expect to incur operating losses in the early part of 2004. These operating losses create a need for us to obtain additional capital in order for us to execute our current business plan successfully. The amount of additional capital needed will be dependent upon (a) our services achieving market acceptance, (b) the timing of additional customer signings, (c) our ability to maintain current decreased levels of spending, and/or (d) the amount, if any, of unanticipated expenditures. There can be no assurance as to whether, when or the terms upon which any such capital may be obtained. Any failure to obtain an adequate and timely amount of additional capital on commercially reasonable terms could have a material adverse effect on our business, financial condition and results of operations, including our ability to continue as a going concern. These factors raise substantial doubt concerning our ability to continue as a going concern. The consolidated financial statements do not include any adjustments related to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue operating as a going concern.

THE VIALINK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Furniture, Equipment, Leasehold Improvements and Software Development Costs

      Furniture, equipment and leasehold improvements at December 31, 2002 and 2003 consisted of the following:

	2002	2003

Furniture and fixtures	$159,909	$159,909
Computer equipment	2,760,524	2,765,488
Computer software	2,244,589	2,244,589
Leasehold improvements	32,675	32,675

	5,197,697	5,202,661
Less: accumulated depreciation and amortization	(4,414,827)	(5,044,549)

Furniture, equipment and leasehold improvements, net	$782,870	$158,112

      Computer equipment in 2002 and 2003 included $413,606 of assets under capital leases. Accumulated amortization for assets under capital leases at December 31, 2002 and 2003 was $69,000 and $276,000, respectively.

      We incurred total costs of approximately $4.6 million, $2.1 million and $1.8 million for development of software in 2001, 2002 and 2003, respectively. No amounts were capitalized in 2001, 2002 or 2003. Amortization of developed software during 2001, 2002 and 2003 was $0.6 million, $0.6 million and $0.4 million, respectively. Accumulated amortization at December 31, 2002 and 2003 was $2.9 million and $3.3 million, respectively.

4.	Accounts Payable and Accrued Expenses

      Accounts payable and accrued expenses at December 31, 2002 and 2003 consisted of the following:

	2002	2003

Accounts payable	$423,820	$309,852
Accrued employee compensation	663,361	317,014
Accrued rent and other occupancy expenses	101,556	100,000
Accrued professional fees and contract labor	85,591	80,990
Other accrued expenses	18,929	41,234

Total accounts payable and accrued liabilities	$1,293,257	$849,090

5.	Transactions with Hewlett-Packard

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

THE VIALINK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and 2000, respectively, as accreted charges to interest expense. We recognized interest expense at 11.5% per annum until the note was converted to common stock.

      In April 2001, Hewlett-Packard converted $3.8 million of their secured convertible promissory note into 2.2 million shares of our common stock. In connection with this conversion we modified certain terms of the secured convertible promissory note for the remaining balance equal to $3.8 million. The modified note provided for: a) a decrease in the stated interest rate to 6.0% per year; b) a cash payment of $275,104 representing a closing fee; c) principal and interest payments payable in twelve monthly installments of $326,094 beginning January 1, 2002 and a maturity date of February 1, 2003. In connection with the conversion and the modification of the note, we issued Hewlett-Packard warrants to purchase 1,384,658 shares of common stock at a purchase price of $3.75 per share. These transactions with Hewlett-Packard resulted in a loss of approximately $2.9 million recorded in the second quarter of 2001. The loss represents the excess of the fair value of the modified secured convertible promissory note and warrants issued over the $3.8 million recorded value of the remaining portion of the convertible debt at the time of the modification in accordance with the requirements of EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments.”

      On November 13, 2001, we entered into a Settlement, Amendment, and Mutual Release Agreement with Hewlett-Packard Company whereunder (1) any and all past due amounts under any obligation of ours to Hewlett-Packard were forgiven and we were released from any and all claims by Hewlett-Packard of any kind including those based upon the antecedent debts, (2) the principal amount of $3.8 million under the April 10, 2001, secured convertible promissory note was forgiven, (3) the security interest of Hewlett-Packard in our intellectual property was terminated, (4) our purchase option for various items of equipment under expired equipment leases was preserved to allow us to purchase computer equipment having a value of approximately $100,000, and (5) the monthly payments under an ongoing equipment lease and support agreement were lowered to approximately $200,000, all in exchange for the our agreeing to (a) pay the sum of $1,000,000 to Hewlett-Packard, (b) restructure and extend the term of the equipment lease with Hewlett-Packard by adding an additional year to the term, thus ending the lease in July 2004, (c) repricing 1,384,658 warrants for our common stock obtained by Hewlett-Packard in connection with the April 10, 2001, promissory note from $3.75 per share to $0.10 per share, and (d) releasing Hewlett-Packard from any and all claims. Under the terms of this agreement Hewlett-Packard will maintain a security interest in the equipment it leases to us on a going forward basis. The $2.3 million recorded as a gain was determined as the excess of any and all amounts due to Hewlett-Packard which were forgiven, including: a) the principal amount of $3.8 million under the secured convertible promissory note; and b) $1.4 million for amounts payable under certain services and lease agreements over consideration paid which includes: a) a cash payment of $1,000,000; b) the change in fair value due to our modification of the strike price of 1,384,658 warrants to $0.10 per share and c) a lease let-out obligation for equipment no longer being used of $1.8 million. This transaction was accounted for in accordance with the provisions of Statement of Financial Accounting Standards No. 15 “Accounting by Debtors and Creditors for Troubled Debt Restructurings.”

      At the time of this settlement, we also entered into a lease let-out agreement with Hewlett-Packard which provided for our continued obligation for certain assets leased from Hewlett-Packard under operating leases. These assets were not being used by the company and we agreed to allow Hewlett-Packard to sell these assets and reduce the amounts due under the let-out agreement. The total lease obligation of $1.8 million was accrued at December 31, 2001 as a component of the gain recorded in 2001. During September 2002, we entered into a Second Global Amendment Agreement with Hewlett-Packard. Under this agreement, we agreed to pay Hewlett-Packard $350,000 and to issue to Hewlett-Packard 2.0 million shares of our common stock in exchange for forgiveness of approximately $2.1 million representing all amounts outstanding, including the lease let-out entered into in 2001. This agreement resulted in recording a gain of $1.6 million for the extinguishment of debt recorded in 2002. The gain

THE VIALINK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

represents the outstanding amounts less the cash paid and the fair value of the common shares issued. Additionally, we modified the payment terms under an existing lease for equipment under lease which is recorded as a capital lease at December 31, 2002 and 2003. The modified terms require payments totaling $480,000 over a period of 24 months ending in August 2004.

6.	Notes Payable

      Beginning on April 9, 2003, throughout the remainder of 2003 and up to the date of this report we have received working capital funding from certain existing shareholders. During the second quarter we received proceeds totaling $2.1 million. During the third quarter we received proceeds totaling $1.6 million. During the fourth quarter we received proceeds totaling $0.7 million. Subsequent to December 31, 2003, we have received an additional $825,000.

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

      The maturity dates for each of the promissory notes which matured during 2003 and through the date of this report have been extended for an additional six-month period.

      The proceeds from issuance of the notes payable, the beneficial conversion ratio at the issuance date and warrants were allocated to each instrument based on their relative fair values. The sum of the relative fair value of the warrants and the intrinsic value of the beneficial conversion ratio of the notes payable was determined to be in excess of the total proceeds received by the Company; therefore, the entire proceeds is considered a non-cash debt discount. The debt discount is being amortized as interest over the life of each of the notes payable. The debt discount was recorded at the date of each issuance and the amortization of the debt discount is included in the determination of net loss as interest expense in 2003. The maturity date of each of the notes maturing during 2003, and up to the date of this report have been extended six months. No additional warrants have been issued as part of the note extensions.

THE VIALINK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Common Stock

      A reconciliation of the numerator and the denominator used in the calculation of earnings (loss) per share is as follows:

	For the Year Ended December 31,

	2001	2002	2003

Basic:
Net loss applicable to common stock	$(41,151,419)	$(17,699,465)	$(11,231,779)
Weighted average common shares outstanding	33,805,389	103,731,119	175,432,361

Net loss per share	$(1.22)	$(0.17)	$(0.06)

Diluted:
Net loss applicable to common stock	$(41,151,419)	$(17,699,465)	$(11,231,779)
Weighted average common shares Outstanding	33,805,389	103,731,119	175,432,361
Add: Net effect of dilutive potential shares	—	—	—

	33,805,389	103,731,119	175,432,361
Net loss per share	$(1.22)	$(0.17)	$(0.06)

      For the year ended December 31, 2003, we had outstanding (a) options to purchase 17,800,895 shares at a weighted average exercise price of $1.58, (b) 83.1 million shares of common stock to be issued upon the conversion of our Series D Preferred Stock at a conversion price of $0.12 per share, (c) 63.2 million shares of common stock to be issued upon the conversion of our convertible debt and (d) warrants to purchase common shares at exercise prices in the following table. These securities were outstanding but were not included in the computation of diluted earnings per share because the effect of these outstanding options, stock issuable upon conversion of Preferred Stock and warrants would be antidilutive.

Underlying Common Shares	Exercise Price

2,321,423	$0.001
22,125,000	0.12
100,000	0.15
50,000	0.30
59,029	10.16

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

Underlying Common Shares	Exercise Price

100,000	$0.15
50,000	0.30
59,029	10.16

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

THE VIALINK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

outstanding, but were not included in the computation of diluted earnings per share because the effect of these outstanding options, stock issuable upon conversion of Preferred Stock and warrants would be antidilutive.

Underlying Common Shares	Exercise Price

1,384,658	$0.10
100,000	0.15
224,500	0.16
1,605,067	0.30
9,108,000	0.40
40,000	1.50
59,029	10.16
43,164	29.19
3,943	31.23

8.	Stock Option and Stock Purchase Plans

      Stock Purchase Plan — The viaLink Company 1999 Stock Purchase Plan provides eligible employees of viaLink with the opportunity to acquire a proprietary interest in viaLink through participation in a payroll deduction based employee stock purchase plan designed to operate in compliance with Section 423 of the Internal Revenue Code. The price will be 85 percent of the per share fair market value on either the granting date or the exercise date, whichever market value is lower. The number of shares of common stock authorized and reserved for issuance under the Plan is 800,000 shares. For the years ended December 31, 2001, 2002 and 2003: 191,250, 157,158 and 128,151 shares, respectively, of common stock have been purchased under the stock purchase plan.

      Stock Option and Grant Plans — We adopted The viaLink Company 1999 Stock Option/ Stock Issuance Plan to attract and retain the services of individuals essential to the Company’s long-term growth and financial success. Our officers and other key employees, non-employee board members and consultants and other advisors are eligible to receive option grants under the 1999 Plan.

      We have reserved 36,000,000 shares of our common stock for issuance over the ten year term of the 1999 Plan. This share reserve will automatically increase on the first trading day of each calendar year, beginning with the 2004 calendar year, by an amount equal to 1% of the shares of common stock outstanding on the last trading day of the immediately preceding calendar year, but in no event will such annual increase exceed 1,000,000 shares. Options may be granted under the 1999 Plan at an exercise price per share not less than the fair market value per share of common stock on the option grant date.

THE VIALINK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of our stock option activity and related information follows for the years ended December 31, 2001, 2002 and 2003:

		Weighted
	Number of	Average
	Shares	Exercise price

Outstanding at January 1, 2001	11,189,720	$6.90
Granted	6,011,370	0.68
Exercised	(124,480)	1.57
Canceled	(2,262,579)	9.08

Outstanding at December 31, 2001	14,814,031	4.23
Granted	3,700,000	0.12
Exercised	—	—
Canceled	(3,355,681)	5.70

Outstanding at December 31, 2002	15,158,350	2.90
Granted	6,865,000	0.10
Exercised	25,000	0.12
Canceled	(4,197,455)	3.94

Outstanding at December 31, 2003	17,800,895	$1.58

THE VIALINK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes information about stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
		Average	Average		Average
Range of		Exercise	Remaining		Exercise
Exercise Price	Outstanding	Price	Life	Exercisable	Price

$0.10	6,565,000	$0.10	9.9 years	—	—
$0.12	2,975,000	$0.12	8.6 years	2,975,000	$0.12
$0.25 to $0.27	2,595,375	$0.26	7.6 years	2,595,375	$0.26
$0.45	3,936	$0.45	2.2 years	3,936	$0.45
$0.59	144,000	$0.59	7.6 years	144,000	$0.59
$0.75 to $0.83	2,410,234	$0.76	5.6 years	2,410,234	$0.76
$0.97 to $1.04	238,600	$1.04	6.5 years	238,600	$1.04
$1.60	6,000	$1.60	7.5 years	6,000	$1.60
$2.25	60,000	$2.25	5.0 years	60,000	$2.25
$2.94	89,000	$2.94	6.4 years	89,000	$2.94
$3.46 to $3.82	1,315,250	$3.66	5.0 years	1,315,250	$3.66
$6.00	240,000	$6.00	6.0 years	240,000	$6.00
$8.91	279,000	$8.91	6.7 years	279,000	$8.91
$10.06	37,500	$10.06	6.4 years	37,500	$10.06
$15.22	574,000	$15.22	6.0 years	574,000	$15.22
$17.50	210,000	$17.50	6.0 years	210,000	$17.50
$40.25	58,000	$40.25	6.2 years	58,000	$40.25

At December 31, 2003	17,800,895			11,235,895	$2.44

At December 31, 2002	15,158,350			9,547,934	$2.90

At December 31, 2001	14,814,031			8,392,771	$4.23

9.	Income Taxes

      The differences in federal income taxes at the statutory rate and the provision for income taxes for the years ended December 31, 2001, 2002, and 2003 are as follows:

	2001	2002	2003

Income tax expense (benefit) at federal statutory rate	$(8,318,788)	$(2,740,354)	$(3,390,405)
State income taxes	(978,681)	(322,395)	(398,871)
Reduction of valuation allowance credited to Additional paid-in capital	1,296,938	267,732	1,396,041
Benefit of net operating loss carryforwards not Recognized	7,356,540	2,463,020	2,274,005
Change in valuation allowance for current year temporary differences	624,509	326,706	116,765
Other	19,482	5,291	2,465

Provision for income taxes	$—	$—	$—

THE VIALINK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Deferred tax assets (liabilities) are comprised of the following:

	December 31,

	2002	2003

Deferred tax assets:
Allowance for doubtful accounts	$43,700	$51,300
Compensated absences	81,192	53,200
Tax credit carryforwards	41,133	41,133
Depreciation and amortization	316,708	297,837
Net operating loss carryforwards	29,368,949	31,642,954

	29,851,682	32,086,424
Deferred tax liabilities:
Deferred service fees	—	—
Discount on long-term debt	—	—
Software development costs	(156,027)	—
Depreciation and amortization	—	—

Net deferred tax asset, before valuation allowance	29,695,655	32,086,424
Valuation allowance	(29,695,655)	(32,086,424)

Net deferred tax asset	$—	$—

      The discount and interest expense recognized in 2003 for the value of the beneficial conversion feature in the notes payable and the value of the warrants issued were not recognized for income tax purposes. Our tax deduction for stock-based compensation in 2001, 2002 and 2003 exceeds the cumulative expense for those options and warrants recognized for financial reporting purposes by approximately $7.6 million. This excess deduction is a component of the net operating loss carryforwards for which a deferred tax asset and corresponding valuation allowance of approximately $2.9 million have been recognized at December 31, 2003. When the net operating loss carryforwards are utilized for financial reporting purposes, this portion of the benefit will be credited directly to additional paid in capital.

      At December 31, 2003, we had net operating loss (“NOL”) carryforwards for federal and state purposes of approximately $83.2 million and $83.6 million, respectively. The Federal and State NOL carryforwards begin to expire in 2011.

      SFAS 109 requires that we record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax asset depends on our ability to generate sufficient taxable income in the future. We have recognized a full valuation allowance for the amount of net deferred tax asset at December 31, 2002 and 2003 since we resemble a development stage company and have no history of profitability.

      Our ability to utilize the NOL carryforward to reduce future taxable income may be limited upon occurrence of certain capital stock transactions during any three-year period resulting in an aggregate ownership change of more than 50%.

10.	Commitments and Contingencies

      We lease our office and storage space under operating leases. The terms range from month-to-month up to five years. We also lease office equipment under various non-cancelable lease agreements. Total rental expense in 2001, 2002 and 2003 for all leases was $1,705,000, $1,120,000, and $505,000, respectively.

THE VIALINK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Future minimum lease payments under non-cancelable operating leases at December 31, 2003 follows:

Operating
Leases

2004	$280,000
2005	273,000
2006	226,000
2007	—
2008	—
Thereafter	—

Future minimum lease payments	$779,000

      The Company amended its lease agreement for its Corporate Offices in January 2004. The amendment decreased the rented area from 21,696 square feet to 12,052 square feet within the same building. The basic monthly rent decreased effective January 1, 2004 from $44,500.04 to $22,597.50.

      We previously had a lease for our previous corporate headquarters under a ten-year lease expiring on June 30, 2006. We had subleases for approximately 18,000 square feet of the 30,000 square foot office facility for monthly rental payments of approximately $18,500. During 2001, we recognized an expense equal to our remaining obligation for abandoning this property of approximately $592,000. In 2002, we terminated our lease in exchange for $100,000 in cash and $100,000 in our common stock. We removed all obligations previously recorded related to this agreement resulting in a gain of $391,000 recorded in 2002.

11.	Retirement Plan

      We have a profit sharing plan (the “Plan”) for certain eligible employees who have attained the age of 18 and completed one year of service. Under the Plan, employer contributions are made at management’s discretion. Participants may contribute up to 6% of earnings as eligible contributions and up to 15% of earnings in total for any Plan year. Our discretionary matching percentage is up to 100% of each participant’s total eligible contributions for a year. The Company made no contributions in 2001, 2002 or 2003.

12.	Preferred Stock

      On February 2 - 7, 2001 we entered into a series of agreements pursuant to which investors paid us an aggregate of $10,018,250 in consideration for (1) 3,643 shares of our Series A Convertible Participating Preferred Stock convertible into shares of our common stock at an initial conversion price of $2.75 per share and (2) Series A Warrants to purchase up to 3,643,000 shares of our common stock at initial exercise price of $3.75 per share. On March 30, 2001, we received approval of our stockholders with respect to the issuance as required by NASD Rule 4350. The conversion price of the Series A Preferred Stock is subject to certain adjustments. On September 30, 2001, the conversion price of the Series A Preferred Stock was adjusted per the terms of our Certificate of Designation to $1.925 per share.

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

THE VIALINK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      On November 7, 2001 we filed a prospectus supplement, pursuant to which, we offered 150 Shares of our Series B Convertible Preferred Stock and Warrants to purchase 2,500,000 shares of our common stock to SDS Merchant Fund, L.P. (“SDS”). The Series B Convertible Preferred Stock, par value $.001 per share, is convertible into shares of our common stock in the manner, and upon the terms, provisions and conditions set forth in the Certificate of Designation of the Preferred Stock. The conversion price of the Series B Convertible Preferred Stock is subject to certain adjustments under the terms of the Certificate of Designation. The proceeds from issuance of the Series B Convertible Participating Preferred Stock and Warrant issued to SDS have been allocated to each instrument based on their relative fair values. Additionally, the Series B Convertible Preferred Stock includes a beneficial conversion ratio at the issuance date. The fair value of the Warrants and the intrinsic value of the beneficial conversion ratio, limited to the amount of proceeds, has been deemed a dividend to holders of the Preferred Stock and has been considered a non-cash dividend to the Series B Convertible Preferred Stock shareholders recorded at the date of issuance and is included in the determination of net loss applicable to common stock for 2001. During 2001, SDS converted $600,000 of Series B Preferred Stock into 3.0 million shares of common stock. At December 31, 2001, $900,000 Series B Convertible stock remained outstanding and immediately convertible into common stock at the option of the holder.

      On December 28, 2001 we filed a prospectus supplement, pursuant to which, we offered 300 Shares of our Series C Convertible Preferred Stock and Warrants to purchase 9,000,000 shares of our common stock

THE VIALINK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to SDS Merchant Fund, L.P. and other purchasers (collectively the “purchasers”). The Series C Convertible Preferred Stock, par value $.001 per share, is convertible into shares of our common stock in the manner, and upon the terms, provisions and conditions set forth in the Certificate of Designation of the Preferred Stock. The conversion price of the Series C Convertible Preferred Stock is subject to certain adjustments under the terms of the Certificate of Designation. The proceeds from issuance of the Series C Convertible Participating Preferred Stock and Warrant issued has been allocated to each instrument based on their relative fair values. Additionally, the Series C Convertible Preferred Stock includes a beneficial conversion ratio at the issuance date. The fair value of the Warrants and the intrinsic value of the beneficial conversion ratio has been deemed a dividend to holders of the Preferred Stock and is considered a non-cash dividend to the Series C Convertible Preferred Stock shareholders recorded at the date of issuance and has been included in the determination of net loss applicable to common stock for 2001.

      The Certificate of Designation for the Series B and Series C Preferred stock includes certain provisions and conditions for redemption if certain significant events occur, including a change of control. The provisions allow the holders to redeem the Preferred Stock for the greater of the liquidation preference or the product of the number of shares issuable at the current market price and the Closing Bid Price of the Common Stock on the trading day immediately preceding an event that causes redemption. As such we classified the amounts as redeemable preferred stock on the balance sheet at December 31, 2001 and the amounts were excluded from the calculation of stockholders’ equity until converted into common stock.

      The Series B and Series C Preferred Stock included provisions that in the event of the liquidation, dissolution or winding up of the affairs of the Company, whether voluntary or involuntary, that the holders of the Series B and Series C Preferred Stock shall be entitled to receive, out of the assets of the company, an amount equal to $10,000 per share of Preferred Stock plus any accrued and unpaid dividends. Such payment would be made prior to any distribution to the holders of Common Stock. At December 31, 2001, the carrying value of the Series B and Series C Preferred stock is equal to this liquidation preference.

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

THE VIALINK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The fair value of the Warrants and the intrinsic value of the beneficial conversion ratio has been deemed a dividend to holders of the Preferred Stock and considered a non-cash dividend to the Series D Convertible Preferred Stock shareholders. The non-cash dividend for the second closing was recorded during the first quarter of 2003 and has been included in the determination of net loss applicable to common stock in 2003.

13.	Selected Quarterly Data

      Selected unaudited quarterly data are as follows:

	2003

	March 31,	June 30,	September 30,	December 31,

Revenues	$840,531	$953,030	$1,125,183	$1,217,575
Loss from operations	(2,123,765)	(1,960,376)	(1,487,561)	(796,753)
Net loss	(2,123,765)	(2,661,925)	(2,914,753)	(2,271,336)
Net loss applicable to common stock	(3,383,765)	(2,661,925)	(2,914,753)	(2,271,336)
Net loss applicable to common stock per share	$(0.02)	$(0.02)	$(0.02)	$(0.01)

	2002

	March 31,	June 30,	September 30,	December 31,

Revenues	$960,480	$1,103,693	$1,144,951	$1,277,123
Loss from operations	(2,710,594)	(2,311,173)	(3,030,403)	(1,636,512)
Gain on extinguishment of debt	—	—	1,628,817	—
Net loss	(2,710,594)	(2,311,173)	(1,401,586)	(1,636,512)
Net loss applicable to common stock	(5,934,630)	(2,324,488)	(7,803,835)	(1,636,512)
Net loss applicable to common stock per share	$(0.09)	$(0.03)	$(0.08)	$(0.01)

INDEX TO EXHIBITS

4.1(1)	Form of Certificate of Common Stock
4.2(2)	Form of Series A Warrant
4.3(3)	Form of Series D Convertible Preferred Stock
4.4(4)	Form of Purchase Agreement for Series D Convertible Preferred Stock
4.5(4)	Certificate of Designations relating to Series D Convertible Preferred Stock
4.6(4)	Form of Series D Warrant
4.7(4)	Form of Registration Rights Agreement
4.8(5)	Form of Second Global Amendment Agreement entered into by and between Hewlett-Packard Company and the Registrant
4.11(3)	Series D Convertible Preferred Stock Purchase Agreement Dated as of September 30, 2002, among the Registrant and Certain Purchasers
4.12(3)	Series D Convertible Preferred Stock Purchase Agreement Dated as of September 30, 2002, among the Registrant and Certain Purchasers
4.13(7)	Form of Promissory note entered into by and between The viaLink Company and each of the note holders
4.14(7)	Form of Warrant to Purchase Shares of Common Stock of The vaiLink Company
10.1(3)	Form of Service Agreement
10.2(3)	Release Agreement entered into between Edmond, Oklahoma, landlord and the Registrant ending all obligations for the Registrant’s former offices
10.3(6)	Second Amendment to Office Lease Agreement
10.4	Amendment to Employment Agreement between Brian M. Carter and the Registrant
10.5	Amendment to Employment Agreement between Robert I. Noe and the Registrant
23	Consent of KPMG LLP
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer

(1)	Incorporated herein by reference to the Registrant’s Registration Statement on Form 8-A/ A Amendment No. 2 filed under Section 12(g) of the Exchange Act on June 21, 2000.

(2)	Incorporated by reference herein to the Registrant’s Current Report on Form 8-K dated February 7, 2001.

(3)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-2/ A Amendment No. 2 filed on January 23, 2003.

(4)	Incorporated by reference herein to the Registrant’s Current Report on Form 8-K dated October 2, 2002.

(5)	Incorporated by reference herein to the Registrant’s Current Report on Form 8-K dated September 5, 2002.

(6)	Incorporated by reference herein to the Registrant’s Current Report on Form 8-K dated February 10, 2004.

(7)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated April 10, 2003.