Form 10KSB/A
period 2003-12-31
VIALINK CO
filed 2004-04-29
CIK 1017137

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB/A

(Amendment Number 1)
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

Item 7.	Financial Statements

      See Index to Financial Statements on Page F-1 of this Annual Report on Form 10-KSB.

PART III

Item 8.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

      None.

Item 9.	Directors and Executive Officers of the Registrant.

Nominees for Class I Directors for Term Ending Upon the 2007 Annual Meeting of Stockholders

      Warren D. Jones, 61, has served as a member of our board of directors since December 1999 and as interim chief executive officer from September 2001 until August 2002. He is currently the chairman of the compensation committee of our board of directors. Prior to his retirement, Mr. Jones spent 31 years at PricewaterhouseCoopers LLP where he served as managing partner in New Orleans and Pittsburgh, and most recently was responsible for risk management and compliance for the firm’s Southwest region technology, telecommunications and entertainment clients. Mr. Jones is a financial expert for purposes of service on the audit committee of the board of directors but does not serve on that committee due to his recent service as interim chief executive officer.

      Brian M. Carter, 34, has served as a member of our board of directors since his appointment by the board of directors on December 23, 2003, Mr. Carter also serves as our Vice President and Chief Financial Officer. From November 2000 until January 2002 he was Vice President of Finance, and from June 1999 to November 2000 he was Controller of viaLink. From January 1991 through June 1999 he held various positions with Deloitte & Touche LLP, most recently as Senior Manager.

      Patrick L. Kiernan, 59, has served as a member of our board of directors since his appointment by the board of directors on January 23, 2004. Mr. Kiernan is currently president of Day/ Kiernan & Associates, a consulting group focusing on strategic and emerging issues with an emphasis on consumer future forces, e.Commerce, customized education programs and trade policy development where he has served since 1998. Prior to 1998 he served as a senior vice-president of the Grocery Manufacturers of America. Mr. Kiernan currently is a contributing editor writing for Grocery Headquarters Magazine, serves on the staff of Saint Joseph’s University Center for Food Marketing, The Council of Logistics Management Research Strategies Committee and is a research affiliate with the Institute for the Future in Menlo Park, California.

Continuing Class II Directors for Term Ending Upon the 2006 Annual Meeting of Stockholders

      Robert I. Noe, 52, has served as a member of our board of directors since his appointment by the board of directors on January 24, 2003, when he was also appointed as our chief executive officer. From April 1999 until January 2003 Mr. Noe served in various executive roles in our company, most recently as our president of CPG and retail. Prior to April 1999, Mr. Noe served as the Vice President of Industry Solutions and in other management positions at Electronic Data Systems (or EDS), a publicly traded professional services company.

Continuing Class III Directors for Term Ending Upon the 2005 Annual Meeting of Stockholders

      Jimmy M. Wright, 50, has served as a member of our board of directors since February 1998. He is a member of the audit committee of the board of directors. Mr. Wright is currently the Managing Partner with Diversified Retail Solutions, L.L.C., a supply chain consulting business, where he has served since February 1998. From July 1998 to September 1999, Mr. Wright served as the Chief Logistics Officer of Amazon.com, Inc., a publicly traded Web-based retailer. In January 1998, Mr. Wright retired as Vice President of Distribution for Wal-Mart Stores, Inc. During his 13-year tenure at Wal-Mart, he was involved in all facets of strategic planning, including supply chain management, personnel, site selection and building design.

      Jerry W. Walker, 67, has served as a member of our board of directors and as the chairman of the audit committee of the board of directors since his appointment by the board of directors in October 2001. Prior thereto Mr. Walker retired in 1996 after 34 years at Coopers & Lybrand LLP (now PricewaterhouseCoopers LLP), where he completed his career as the Managing Partner of the Dallas Office and Southwest Cluster (Region) from 1979 to 1996. Mr. Walker is a financial expert for purposes of service on the audit committee of our board of directors.

Board Committees and Meetings

      Audit Committee. We have a standing audit committee that makes recommendations to the board regarding the selection of independent auditors, reviews the results and scope of audits and other accounting-related services and reviews and evaluates our internal control functions. The audit committee is currently comprised entirely of independent directors, as defined by Section 301(3) of the Sarbanes-Oxley Act of 2002 and related SEC Rules, and the chairman of the audit committee, Mr. Walker, is a financial expert (see biographical data, above). The members of the audit committee until December 2003 were Ms. Hale and Messrs. Walker and Wright, the audit committee is currently comprised of Messrs. Walker and Wright.

      Compensation Committee. We have a standing compensation committee that reviews and makes recommendations to the board concerning salaries and incentive compensation for our officers and employees. The compensation committee also administers our 1999 Stock Option/ Stock Issuance Plan, our 1999 Employee Stock Purchase Plan, and other employee incentive plans. The members of the compensation committee were Ms. Hale and Messrs. Baker and Wright until December 2003 and are currently Messrs. Jones, Wright and Walker. Ms. Hale served as the chairwoman of the compensation committee until December 2003, Mr. Jones is the current chairman of the compensation committee.

      Nominating Committee. Our Nominating Committee is comprised of the non-management members of our board of directors. The Nominating Committee is responsible for the recommendation of the criteria for selection of board members and assisting the board in identifying candidates. The Nominating Committee does not have a charter.

      The Nominating Committee reviews the qualifications of all persons recommended by stockholders as nominees to the board of directors to determine whether the recommended nominees will make good candidates for consideration for membership on the board. The Nominating Committee has not established specific minimum qualifications for recommended nominees. However, as a matter of practice, the Nominating Committee does evaluate recommended nominees for directors based on their integrity, judgment, independence, financial and business acumen, relevant experience, and their ability to represent and act on behalf of all stockholders, as well as the needs of the board of directors. Following this evaluation, the Nominating Committee will make recommendations for director membership and review such recommendations with the board, which will decide whether to invite the candidate to be a nominee for election to the board.

      For a stockholder to submit a candidate for consideration to the Nominating Committee, a stockholder must notify the Company’s Assistant Secretary. To make a recommendation for director nomination in advance of an annual meeting of the Company, a stockholder must notify the Company’s Assistant Secretary in writing no later than 120 days prior to the anniversary of the date of the prior year’s annual meeting proxy statement. Notices should be sent to:

Assistant Secretary

The viaLink Company
13155 Noel Road, Suite 300
Dallas, Texas 75240

      All notices must include all information relating to the stockholder and the proposed nominee that would be required to be disclosed in a proxy statement or other filings required to be made in connection with solicitations of proxies for elections of directors under the proxy rules of the Securities and Exchange Commission.

Indemnification

      In addition to the indemnification provisions contained in our bylaws, we have entered into separate indemnification agreements with each of our directors and officers. These agreements require us, among other things, to indemnify such director or officer against expenses (including attorneys’ fees), judgments, fines and settlements paid by such individual in connection with any action, suit or proceeding arising out of such individual’s status or service as a director or officer of the company (other than liabilities arising from willful misconduct or conduct that is knowingly fraudulent or deliberately dishonest) and to advance expenses incurred by such individual in connection with any proceeding against such individual with respect to which such individual may be entitled to indemnification by us.

      All future transactions between us and our officers, directors, principal stockholders and affiliates will be approved by a majority of the independent and disinterested members of the board of directors, and will be on terms no less favorable to us than could be obtained from unaffiliated third parties.

Section 16(a) Beneficial Ownership Reporting Compliance

      The members of the board of directors, our executive officers and persons who hold more than 10% of a registered class of our equity securities are subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 which requires them to file reports with respect to their ownership and changes of ownership with the Securities and Exchange Commission. Officers, directors and 10% stockholders are required by the SEC regulations to furnish us with all Section 16(a) forms they file. Based solely upon (a) the copies of Section 16(a) reports which we received from such persons for their 2003 fiscal year transactions in the common stock and their common stock holdings, and (b) the written representations received from one or more of such persons that no other reports were required to be filed by them for the 2003 fiscal year, we believe that all reporting requirements under Section 16(a) for such fiscal year were met in a timely manner by our directors, executive officers and greater than 10% beneficial owners.

Code of Ethics

      We have adopted a Code of Ethics that applies to all of our directors, officers and employees and meets the requirements of the rules of the SEC. The Code of Ethics is available on our website, http://www.vialink.com, or can be obtained without charge by written request to Assistant Secretary, The viaLink Company, 13155 Noel Road, Suite 300, Dallas, Texas 75240. We do not anticipate making material amendments to or waivers from the provisions of the Code of Ethics. If we make any material amendments to this Code of Ethics, or if our board of directors grants any waiver from a provision thereof to our executive officers or directors, we will disclose the nature of such amendment or waiver, the name of the person(s) to whom the waiver was granted and the date of the amendment or waiver in a current report on Form 8-K.

Item 10.	Executive Compensation.

Name	Age	Position(s)

Robert I. Noe	52	Chief Executive Officer
Brian M. Carter	34	Vice President and Chief Financial Officer

Summary of Cash and Certain Other Compensation

      The following table provides certain summary information concerning the compensation earned by our chief executive officer and our chief financial officer, our only executive officers at December 31, 2003, for services rendered in all capacities to the company for the fiscal years ended December 31, 2001, 2002, and 2003. During 2003, these officers received additional non-cash compensation, perquisites and other personal benefits. However, the aggregate amount thereof did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus paid to and accrued for the individual during the year.

Summary Compensation Table

					Long-term
					Compensation

	Annual Compensation				Securities
				Other Annual	Underlying	All Other
Name	Year	Salary	Bonus	Compensation	Options/SARs	Compensation

Robert I. Noe	2003	201,250	—	—	1,850,000 (1)	—
	2002	201,250	—	—	—	—
	2001	243,208	58,282		290,000	—
Brian M. Carter	2003	150,000	—	—	350,000	—
	2002	143,720	—	—	3,083,929 (2)	—
	2001	133,328	22,973	—	150,000	—

(1)	Mr. Noe received a grant of 1,500,000 shares of our common stock as approved at our 2003 meeting of stockholders.

(2)	Mr. Carter received a grant of 3,083,929 unregistered shares of our common stock in exchange for his agreeing to terminate his executive security agreement in August 2002.

Stock Options and Stock Appreciation Rights

      The following table contains information concerning the stock options granted to each of our executive officers named in the summary compensation table during the 2003 fiscal year. All the grants were made under our 1999 Stock Option/ Stock Issuance Plan or predecessor plans. Except for the limited stock appreciation rights, or SAR’s, summarized in footnote 3, we did not grant any SARs to any of our executive officers named in the summary compensation table during the 2003 fiscal year.

Option/ SAR Grants in Last Fiscal Year

	Individual Grants(1)(2)				Potential Realizable
Value at Assumed
	Number of	% of Total			Annual Rated of Stock
	Securities	Options/SARs			Price Appreciation for
	Underlying	Granted to	Exercise		Option Term(5)
	Option/SAR	Employees in	Price Per	Expiration
Name	Granted(3)	2003(4)	Share	Date	5%($)	10%($)

Robert I. Noe	350,000	5.10	$0.10	11/13/13	$22,011	$55,781
Brian M. Carter	350,000	5.10	$0.10	11/13/13	22,011	55,781

(1)	Each option represents the right to purchase one share of common stock and vests at a rate of 50% on June 30, 2004 and 50% on June 30, 2005. If we are acquired by merger, consolidation, asset sale or tender or exchange offer, the option will accelerate in full, unless (a) the successor assumes the option, (b) the option is replaced with a cash incentive program of the successor which preserves the option spread or (c) the acceleration of the option is restricted by limitations imposed at the time of the grant. In the event the option does not otherwise accelerate, the option will accelerate in full if the individual’s position is involuntarily terminated within eighteen (18) months after a merger, consolidation, asset sale or tender or exchange offer, and remain exercisable for the one-year following such termination or sooner termination of the option. Each option expires on the earliest to occur of

(a) ten years from the date of grant, (b) three (3) months following termination of the individual’s employment with us, other than by death or permanent disability or (c) twelve months following termination of the individual’s employment with us, death or permanent disability. All options were granted at fair market value as determined by the board of directors on the date of the grant.

(2)	The compensation committee has the authority to cancel outstanding options in return for the grant of new options. These new options may be for the same or a different number of option shares with an exercise price based upon the fair market value of the common stock on the new grant date.

(3)	The options include a “limited stock appreciation right” pursuant to which the options may, upon successful completion of a hostile tender offer for more than 50% of the total combined voting power of our outstanding securities or change in the composition of the board of directors through contested elections, be surrendered to us in return for a cash payment equal to the excess of (a) the then market price of the shares of common stock subject to the surrendered option or, if higher, the highest price paid per share of common stock in the tender offer over (b) the exercise price payable for those shares.

(4)	The total number of options granted to employees in 2003 was 6,865,000.

(5)	Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by rules of the Securities and Exchange Commission and do not represent our estimate or projection of our future common stock prices. These amounts represent assumed rates of appreciation in the value of our common stock from the deemed fair market value for accounting purposes on the date of grant. Actual gains, if any, on stock option exercises are dependent on the future performance of the common stock and overall stock market conditions. The amounts reflected in the table may not necessarily be achieved.

Employment Contracts, Termination of Employment and Change in Control Arrangements

Mr. Noe

      In April 1999 we entered into an employment agreement with Mr. Noe. Under the contract, as amended, his annual base salary is $275,000. On July 10, 2001, Mr. Noe agreed to defer 25% of his annual base salary until such time as viaLink achieved cash flow break even status, with no assurance that viaLink would achieve that status; Mr. Noe’s bonus payment was suspended in this same amendment and will not be reinstated until after cash flow break even status is achieved by viaLink. Within 180 days of viaLink achieving cash flow breakeven status or within one year after the effective date of a change of control event as defined in his agreement, Mr. Noe will be paid any unpaid deferred salary. In exchange for Mr. Noe’s agreeing to these reductions in his compensation, the board of directors granted him 25,000 options which are exercisable at $1.04 per share. On August 20, 2001, Mr. Noe agreed to an additional $5,000 reduction in his then current (previously reduced) base salary. In exchange for Mr. Noe’s agreeing to this reduction in his compensation, the board of directors granted him 25,000 options which are exercisable at $0.27 per share. The employment agreement has a one year term with automatic renewal on a year-to-year basis, unless either party provides 30 days prior written notice of termination. If we terminate the contract for any reason other than for “cause” (as defined under the agreement), Mr. Noe will be entitled to a lump sum payment equal to his annual base salary.

      In connection with his employment agreement, we granted non-qualified stock options to purchase 600,000 shares of common stock under the 1999 Stock Option/ Stock Grant Plan to Mr. Noe. The options have vested and are exercisable at an exercise price of $3.61. All of the options expire on May 21, 2009. On March 31, 2003, Mr. Noe voluntarily surrendered options to purchase 700,000 shares of our common stock to make them available to grant to employees under the company’s 1999 Stock Option/ Stock Issuance Plan.

Mr. Carter

      In May 1999 we entered into an employment agreement with Mr. Carter; as amended in January 2002 and March 2004, under which his annual base salary is $225,000. On July 10, 2001, Mr. Carter initially agreed to defer 15% of his base salary until such time as viaLink achieved cash flow break even status, with no assurance that viaLink would achieve that status; Mr. Carter’s bonus payment was suspended in this same amendment and will not be reinstated until after cash flow break even status is achieved by viaLink. Mr. Carter is currently being paid based on total temporary reductions to his base salary of $75,000 until such time as viaLink achieves cash flow breakeven status. Within 180 days of viaLink achieving cash flow breakeven status or within one year after the effective date of a change of control event as defined in his agreement, Mr. Carter will be paid any unpaid deferred salary and an additional sum of $150,000. Under his employment agreement, as amended, Mr. Carter is entitled to receive severance equal to his base salary paid out over 12 months in the event of his termination by us for anything other than cause. In connection with his initial employment agreement Mr. Carter was granted 120,000 non-qualified options under the 1999 plan at a $3.6125 exercise price, which expire on May 24, 2009. In exchange for Mr. Carter’s agreeing to these temporary reductions in his compensation, the board of directors granted him 15,000 options which are exercisable at $1.04 per share and 37,500 options which are exercisable at $0.27 per share.

      In March 2001 we also entered into an executive security agreement with Mr. Carter. The executive security agreements provided that, if within one year of a change in control of the company Mr. Carter’s employment were terminated, whether voluntarily or involuntarily, the company would have been obligated to make a single, lump sum cash severance payment to Mr. Carter equal to two times his average includible annual compensation for a base period consisting of the most recent five taxable years ending before the date on which the change of control were to occur. In August 2002 Mr. Carter terminated his executive security agreement in exchange for a grant of 3,083,929 shares of unregistered stock; at that time he also voluntarily surrendered 190,000 of his outstanding options to make them available to grant to employees under the company’s 1999 Stock Option/ Stock Issuance Plan.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

      The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of March 31, 2004, by:

•	each person known by us who are beneficial owners of five percent (5%) or more of our common stock;

•	each current director and nominee for director;

•	each executive officer named in the summary compensation table of the Executive Compensation and Other Information section of this proxy statement; and

•	all current directors and executive officers as a group.

      Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned, subject to community property laws, where applicable.

	Shares	Percentage of
	Beneficially	Shares Beneficially
Beneficial Owner(1)	Owned	Owned(2)

Executive Officers and Directors
Brian M. Carter(3)	3,208,929	1.68%
Robert I. Noe(4)	1,873,859	*
Warren D. Jones(5)	810,000	*
Patrick Kiernan	453,000	*
Jimmy M. Wright(6)	374,000	*
Jerry W. Walker(7)	98,000	*

All executive officers and directors as a group	6,817,788	3.54%
Other 5% Stockholders:
SDS Capital Group SPC LTD(8)	46,210,789	24.17%

*	Less than one percent of the outstanding common stock.

(1)	Unless otherwise indicated, the address for all officers and directors is 13155 Noel Road, Suite 300, Dallas, Texas 75240.

(2)	Percentage of ownership is based on 191,180,827 shares of common stock outstanding on March 31, 2004. Warrants and shares of common stock subject to stock options which are currently exercisable or will become exercisable within 60 days after March 31, 2004, are deemed outstanding for computing the percentage of any other person or group.

(3)	Includes options to purchase 125,000 shares of common stock that are exercisable within 60 days of March 31, 2004.

(4)	Includes of options to purchase 290,000 shares of common stock that are exercisable within 60 days of March 31, 2004.

(5)	Includes options to purchase 658,000 shares of common stock that are exercisable within 60 days of March 31, 2004.

(6)	Comprised of options to purchase 374,000 shares of common stock that are exercisable within 60 days of March 31, 2004.

(7)	Comprised of options to purchase 98,000 shares of common stock that are exercisable within 60 days of March 31, 2004.

(8)	Based upon most recent Schedule 13D filed by SDS Management, LLC, on behalf of SDS Capital Group SPC, Ltd. RK Consulting (Cayman) Ltd PO Box 174865, Cayman Corporate Center, 27 Hospital Rd, Grand Cayman, E9.

Securities Authorized for Issuance Under Equity Compensation Plans

      The following represents all securities authorized for issuance under equity compensation plans previously approved by security holders:

Number of Securities
Remaining Available for
	Number of Securities to		Future Issuance Under
	Be Issued upon	Weighted-Average	Equity Compensation Plans
	Exercise of Outstanding	Exercise Price of	(Excluding Securities
	Options	Outstanding Options	Reflected in Column (a))

Equity compensation plans approved by security holders	13,825,895	$1.08	12,342,674
Equity compensation plans not approved by security holders	None	None	None

Total	13,825,895	$1.08	12,342,674

Item 12.	Certain Relationships and Related Transactions

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

3. Exhibits.

      The following instruments are included as exhibits to the report. Exhibits incorporated by reference are so indicated.

4.1(1)	Form of Certificate of Common Stock
4.2(2)	Form of Series A Warrant
4.3(3)	Form of Series D Convertible Preferred Stock

4.4(4)	Form of Purchase Agreement for Series D Convertible Preferred Stock
4.5(4)	Certificate of Designations relating to Series D Convertible Preferred Stock
4.6(4)	Form of Series D Warrant
4.7(4)	Form of Registration Rights Agreement
4.8(5)	Form of Second Global Amendment Agreement entered into by and between Hewlett-Packard Company and the Registrant
4.11(3)	Series D Convertible Preferred Stock Purchase Agreement Dated as of September 30, 2002, among the Registrant and Certain Purchasers
4.12(3)	Series D Convertible Preferred Stock Purchase Agreement Dated as of September 30, 2002, among the Registrant and Certain Purchasers
4.13(7)	Form of Promissory note entered into by and between The viaLink Company and each of the note holders
4.14(7)	Form of Warrant to Purchase Shares of Common Stock of The viaLink Company
10.1(3)	Form of Service Agreement
10.2(3)	Release Agreement entered into between Edmond, Oklahoma, landlord and the Registrant ending all obligations for the Registrant’s former offices
10.3(6)	Second Amendment to Office Lease Agreement
10.4*	Amendment to Employment Agreement between Brian M. Carter and the Registrant
10.5*	Amendment to Employment Agreement between Robert I. Noe and the Registrant
23.1	Consent of KPMG LLP
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer

*	Previously filed.

(1)	Incorporated herein by reference to the Registrant’s Registration Statement on Form 8-A/ A Amendment No. 2 filed under Section 12(g) of the Exchange Act on June 21, 2000.

(2)	Incorporated by reference herein to the Registrant’s Current Report on Form 8-K dated February 7, 2001.

(3)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-2/ A Amendment No. 2 filed on January 23, 2003.

(4)	Incorporated by reference herein to the Registrant’s Current Report on Form 8-K dated October 2, 2002.

(5)	Incorporated by reference herein to the Registrant’s Current Report on Form 8-K dated September 5, 2002.

(6)	Incorporated by reference herein to the Registrant’s Current Report on Form 8-K dated February 10, 2004.

(7)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated April 10, 2003.

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

Item 14.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

      We have carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on this evaluation, our CEO and CFO concluded that as of such date, our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

      In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control Over Financial Reporting

      During 2003, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 15.	Principal Accountant Fees and Services.

Audit Fees

      The aggregate fees billed by the company’s independent auditors for professional services rendered in connection with the audit of our consolidated financial statements included in our Annual Report on Form 10-KSB for fiscal year 2003, as well as for the review of our consolidated financial statements included in the company’s Quarterly Reports on Form 10-QSB and procedures related to SEC filings during 2003 totaled $132,000.

      The aggregate fees billed by the company’s independent auditors for professional services rendered in connection with the audit of our consolidated financial statements included in our Annual Report on Form 10-K for fiscal year 2002, as well as for the review of our consolidated financial statements included in the company’s Quarterly Reports on Form 10-Q and procedures related to SEC filings during 2002 totaled $113,000.

Audit-Related Fees

      KPMG LLP did not render any additional professional services relating to the audit or review of the company’s financial statements during 2003.

Tax Fees

      KPMG LLP did not render any professional services relating to tax compliance, tax advice or tax planning in 2003.

All Other Fees

      KPMG LLP did not render any other professional services to the company during 2003.

Pre-Approval Policies and Procedures

      The Audit Committee has adopted a policy that requires advance approval of all audit, audit-related, tax services, and other services performed for The viaLink Company by KPMG LLP. This policy provides for preapproval by the Audit Committee of specifically defined audit and non-audit services. The Audit Committee has delegated to the Chair of the Audit Committee authority to approve permitted services up to a certain amount provided that the Chair reports any decisions to the Audit Committee at its next scheduled meeting.

SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 29th day of April, 2004.

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

THE VIALINK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

13.	Selected Quarterly Data

      Selected unaudited quarterly data are as follows:

	2003

	March 31,	June 30,	September 30,	December 31,

Revenues	$840,531	$953,030	$1,125,183	$1,217,575
Loss from operations	(2,123,765)	(1,960,376)	(1,487,561)	(796,753)
Net loss	(2,123,765)	(2,661,925)	(2,914,753)	(2,271,336)
Net loss applicable to common stock	(3,383,765)	(2,661,925)	(2,914,753)	(2,271,336)
Net loss applicable to common stock per share	$(0.02)	$(0.02)	$(0.02)	$(0.01)

	2002

	March 31,	June 30,	September 30,	December 31,

Revenues	$960,480	$1,103,693	$1,144,951	$1,277,123
Loss from operations	(2,710,594)	(2,311,173)	(3,030,403)	(1,636,512)
Gain on extinguishment of debt	—	—	1,628,817	—
Net loss	(2,710,594)	(2,311,173)	(1,401,586)	(1,636,512)
Net loss applicable to common stock	(5,934,630)	(2,324,488)	(7,803,835)	(1,636,512)
Net loss applicable to common stock per share	$(0.09)	$(0.03)	$(0.08)	$(0.01)

INDEX TO EXHIBITS

4.1(1)	Form of Certificate of Common Stock
4.2(2)	Form of Series A Warrant
4.3(3)	Form of Series D Convertible Preferred Stock
4.4(4)	Form of Purchase Agreement for Series D Convertible Preferred Stock
4.5(4)	Certificate of Designations relating to Series D Convertible Preferred Stock
4.6(4)	Form of Series D Warrant
4.7(4)	Form of Registration Rights Agreement
4.8(5)	Form of Second Global Amendment Agreement entered into by and between Hewlett-Packard Company and the Registrant
4.11(3)	Series D Convertible Preferred Stock Purchase Agreement Dated as of September 30, 2002, among the Registrant and Certain Purchasers
4.12(3)	Series D Convertible Preferred Stock Purchase Agreement Dated as of September 30, 2002, among the Registrant and Certain Purchasers
4.13(7)	Form of Promissory note entered into by and between The viaLink Company and each of the note holders
4.14(7)	Form of Warrant to Purchase Shares of Common Stock of The viaLink Company
10.1(3)	Form of Service Agreement
10.2(3)	Release Agreement entered into between Edmond, Oklahoma, landlord and the Registrant ending all obligations for the Registrant’s former offices
10.3(6)	Second Amendment to Office Lease Agreement
10.4*	Amendment to Employment Agreement between Brian M. Carter and the Registrant
10.5*	Amendment to Employment Agreement between Robert I. Noe and the Registrant
23.1	Consent of KPMG LLP
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer

*	Previously filed.

(1)	Incorporated herein by reference to the Registrant’s Registration Statement on Form 8-A/ A Amendment No. 2 filed under Section 12(g) of the Exchange Act on June 21, 2000.

(2)	Incorporated by reference herein to the Registrant’s Current Report on Form 8-K dated February 7, 2001.

(3)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-2/ A Amendment No. 2 filed on January 23, 2003.

(4)	Incorporated by reference herein to the Registrant’s Current Report on Form 8-K dated October 2, 2002.

(5)	Incorporated by reference herein to the Registrant’s Current Report on Form 8-K dated September 5, 2002.

(6)	Incorporated by reference herein to the Registrant’s Current Report on Form 8-K dated February 10, 2004.

(7)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated April 10, 2003.