Form 10QSB
period 2004-03-31
VIALINK CO
filed 2004-05-13
CIK 1017137

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

Commission file number: 000-21729

The viaLink Company

(Exact Name of Registrant as Specified in its Charter)

Delaware (State of Other Jurisdiction Incorporation or Organization)	73-1247666 (I.R.S. Employer Indemnification No.)

13155 Noel Road, Suite 300 Dallas, Texas (Address of Principal Executive Offices)	75240 (Zip Code)

(972) 934-5500
(Issuer’s Telephone Number, Including Area Code)

     Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes ☒ No ☐

     As of March 31, 2004, the last business day of the registrant’s most recently completed fiscal quarter, the aggregate market value of the voting common stock of the registrant held by non-affiliates of the registrant (affiliates for these purposes being Registrant’s directors, executive officers and holders of more than 5% of Registrant’s common stock on such date) computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity on that date was $9.4 million. As of May 12, 2004, the issuer had 191,219,776 outstanding shares of Common Stock.

PART 1 — FINANCIAL INFORMATION

ITEM 1. Financial Statements

THE VIALINK COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
December 31, 2003 and March 31, 2004

	December 31,	March 31,
	2003	2004
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$161,663	$252,674
Accounts receivable — trade, net of allowance for doubtful accounts of $135,000 in 2003 and $120,000 in 2004	885,860	929,350
Prepaid expenses and other current assets	165,831	143,336

Total current assets	1,213,354	1,325,360
Furniture, equipment and leasehold improvements, net	158,112	71,499
Software development costs, net	—	—
Other assets	60,197	60,197

Total assets	$1,431,663	$1,457,056

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$849,090	$626,599
Deferred revenues	85,079	64,468
Notes payable, net of discount of $1,067,000 in 2003 and $1,102,000 in 2004	3,358,349	4,485,909
Current portion of capital lease obligations	229,549	173,863

Total current liabilities	4,522,067	5,350,839
Long-term liabilities:
Capital lease obligations, less current portion	—	—

Total liabilities	4,522,067	5,350,839
Commitments and contingencies (Note 6)
Stockholders’ deficit:
Common stock, $.001 par value; 400,000,000 shares authorized; 181,573,035 and 191,219,776 shares issued and outstanding at December 31, 2003 and March 31, 2004, respectively	181,573	191,220
Series D Preferred stock, $.001 par value; 10,000,000 shares authorized; 831 shares issued and outstanding at December 31, 2003 and March 31, 2004	9,974,850	9,974,850
Additional paid-in capital	81,981,051	83,205,960
Accumulated deficit	(95,227,878)	(97,265,813)

Total stockholders’ deficit	(3,090,404)	(3,893,783)

Total liabilities and stockholders’ deficit	$1,431,663	$1,457,056

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE VIALINK COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2003 and 2004
(unaudited)

	Three months ended March 31,
	2003	2004
Revenues:
Subscription	$751,956	$1,162,881
Implementation	88,575	38,883

Total revenues	$840,531	$1,201,764
Operating expenses:
Customer operations	983,966	859,254
Development	537,889	407,480
Selling and marketing	528,222	202,416
General and administrative	692,383	310,119
Non-cash stock compensation	—	81,250
Depreciation and amortization	221,836	100,608

Total operating expenses	2,964,296	1,961,127

Loss from operations	(2,123,765)	(759,363)
Interest expense, net	—	(1,278,572)

Net loss	(2,123,765)	(2,037,935)
Dividends on preferred stock:
Value of warrants and beneficial conversion	(1,260,000)	—
Stated dividends	—	(302,570)

Net loss applicable to common stock	$(3,383,765)	$(2,340,505)

Net loss applicable to common stock per common share -
Basic and diluted	$(0.02)	$(0.01)

Weighted average common shares outstanding -
Basic and diluted	167,118,321	182,624,625

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE VIALINK COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
For the Three Months Ended March 31, 2004
(unaudited)

	Preferred Stock		Common Stock		Additional
					Paid-in	Accumulated
	Shares	Amounts	Shares	Amounts	Capital	(Deficit)	Total
Balance, December 31, 2003	831	$9,974,850	181,573,035	$181,573	$81,981,051	$(95,227,878)	$(3,090,404)
Stock issued under employee stock purchase and option plans			1,288,949	1,289	83,106		84,395
Value assigned to warrants issued in connection with the issuance of Notes Payable and beneficial conversion feature of the Notes Payable					891,000		891,000
Interest paid in-kind with common stock			1,788,016	1,788	123,373		125,161
Placement agent fees paid in common stock			1,914,846	1,915	132,085		134,000
Dividends on Preferred Stock:
Stated dividends					(302,570)		(302,570)
Stated paid in-kind with common stock			4,654,930	4,655	297,915		302,570
Net loss						(2,037,935)	(2,037,935)

Balance, March 31, 2004	831	$9,974,850	191,219,776	$191,220	$83,205,960	$(97,265,813)	$(3,893,783)

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE VIALINK COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2003 and 2004
(unaudited)

	2003	2004
Cash flows from operating activities:
Net loss	$(2,123,765)	$(2,037,935)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	368,422	100,608
Non-cash termination of lease obligation	—	—
Non-cash stock compensation	—	81,250
Non-cash gain on extinguishment of debt	—	—
Non-cash interest expense, notes payable	—	1,252,721
Increase (decrease) in cash for changes in:
Accounts receivable, net	394,391	(43,490)
Prepaid expenses and other assets	10,898	22,495
Accounts payable and accrued liabilities	(217,536)	(222,491)
Deferred revenue	(5,125)	(20,611)

Net cash used in operating activities	(1,572,715)	(867,453)

Cash flows from investing activities:
Capital expenditures	—	(13,995)

Cash flows from financing activities:
Proceeds from issuance of notes payable	—	1,025,000
Proceeds from issuance of preferred stock	1,260,000	—
Payments, capital lease obligation	(8,490)	(55,686)
Proceeds from exercise of stock options, warrants and stock purchase plans	5,154	3,145
Payments of placement agent fees, notes payable	—	—
Payments of offering and registration costs	(16,655)	—

Net cash provided by financing activities	1,240,009	972,459

Net increase (decrease) in cash and cash equivalents	(332,706)	91,011
Cash and cash equivalents, beginning of period	561,617	161,663

Cash and cash equivalents, end of period	$228,911	$252,674

Supplemental schedule of non-cash activities:
Interest on notes payable paid in-kind with common stock	$—	$125,161

Dividend on preferred stock paid in common stock	$—	$302,570

Placement agent fees paid, issuance of notes payable	$—	$138,000

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

     We reported a substantial loss from operations for the fiscal years ended December 31, 2001, 2002 and 2003, and we expect to incur losses in the first half of 2004. The extent of the loss will depend primarily on the amount of revenues generated from implementations of and subscriptions to our viaLink services, which have not yet achieved sufficient market acceptance or market penetration, and the amount of expenses incurred in generating these revenues. In order to achieve market penetration and acceptance we expect to continue our expenditures for development of our viaLink services. These expenses have substantially exceeded our revenues.

     Our independent auditors have issued their Independent Auditors’ Report on the Company’s consolidated financial statements for the fiscal year ended December 31, 2003 with an explanatory paragraph regarding the Company’s ability to continue as a going concern. We have generated net losses for the years ended December 31, 2001, 2002 and 2003 and have generated an accumulated deficit of $97.3 million as of March 31, 2004. We have incurred operating losses and negative cash flow in the past and expect to incur operating losses and negative cash flow during the first half of 2004. We have experienced delays in signing small supplier customers which were an important component of our expected implementation revenues. The signing of these suppliers is dependent upon the success of our retailer customers’ ‘community development’ activities. We continue to pursue sales efforts with the small suppliers and still believe that they will become subscribers to our services. We continue to focus our sales efforts on leading customers, particularly retailers, each of which could have a greater incremental effect on increasing subscription revenues. An increase in the number of leading customers is critical to generating positive cash flow from operations and creating sales opportunities through ‘community development’.

     The delay in generating revenues creates a need for us to obtain additional capital in 2004 in order for us to execute our current business plan successfully. The amount of additional capital needed will be dependent upon (a) our services achieving market penetration, (b) the timing of additional customer signings, (c) our ability to maintain current decreased levels of spending, and/or (d) the amount, if any, of unanticipated expenditures. There can be no assurance as to whether, when or the terms upon which any such capital may be obtained. Any failure to obtain an adequate and timely amount of additional capital on commercially reasonable terms could have a material adverse effect on our business, financial condition and results of operations, including our ability to continue as a going concern.

2. Basis of Presentation

     We have prepared the accompanying unaudited financial statements in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of our management, the accompanying unaudited financial statements contain all adjustments (consisting solely of normal recurring adjustments) considered necessary to present fairly our financial position and results of operations and cash flow. These interim unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report on Form 10-KSB, for the year ended December 31, 2003, as filed with the Securities and Exchange Commission. The factors discussed in Footnote 1. above raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     Operating results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2004.

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

	2001	2002	2003
Interest rates, (Zero-coupon U.S.Government
Bonds issued with remaining life equal to expected term of options	4.5%	2.5%	2.5%
Dividend yields	0%	0%	0%
Volatility factors of our common stock	150% to 177%	143%	91% to 127%
Weighted average expected life	2.5 years	2.5 years	2.5 years
Resulting weighted average grant date fair value.	$0.50	$0.09	$0.06
Additional expense under fair value method	$20,422,000	$9,220,000	$2,085,000

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

     The following table displays the effect on net loss and loss per share had the fair value method been applied during each of the following periods ended March 31,:

	Three months ended March 31,:
	2003	2004
Basic:
Net loss applicable to common stock, as reported	$(3,383,765)	$(2,340,505)
Stock-based compensation included in the determination of net loss under APB No. 25	—	81,250
Stock-based compensation to be included the determination of net loss under SFAS No. 148	(977,272)	(235,940)

Pro-forma net loss	$(4,361,037)	$(2,495,195)

Net loss applicable to common stock, per common share:
As reported	$(0.02)	$(0.01)
Pro-forma	$(0.03)	$(0.01)

     4. Reconciliation for Basic and Diluted Earnings per Share (“EPS”)

     A reconciliation of the numerators and the denominators used in the calculation of earnings (loss) applicable to common stock per share is as follows for the three month periods ended March 31,:

	Three months ended March 31,:
	2003	2004
Basic:
Net loss applicable to common stock	$(3,383,765)	$(2,340,505)
Weighted average common shares outstanding	167,118,321	182,624,625

Net Loss per common share	$(0.02)	$(0.01)

Diluted:
Net loss applicable to common stock	$(3,383,765)	$(2,340,505)
Weighted average common shares outstanding	167,118,321	182,624,625
Add: Net effect of dilutive potential shares.	—	—

	167,118,321	182,624,625

Net Loss per share applicable to common stock	$(0.02)	$(0.01)

     For the three months ended March 31,2004, we had outstanding (a) options to purchase 13,706,895 shares at a weighted average exercise price of $1.04, (b) 83.1 million shares of common stock to be issued upon the conversion of our Series D Preferred Stock at a conversion price of $0.12 per share, (c) 86.0 million shares of common stock to be issued upon the conversion of our convertible debt and (c) warrants to purchase common shares at exercise prices in the following table. These securities were outstanding but were not included in the computation of diluted earnings per share because the effect of these outstanding options, stock issuable upon conversion of Preferred Stock and warrants would be antidilutive.

Underlying Common Shares	Exercise Price
944,308	$0.001
27,250,000	0.12
100,000	0.15
50,000	0.30
59,029	10.16

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

Underlying Common Shares	Exercise Price
100,000	$0.15
50,000	0.30
59,029	10.16

5. Accounts Payable and Accrued Liabilities

     Accounts payable and accrued expenses at December 31, 2003 and March 31, 2004 consisted of the following:

	December 31, 2003	March 31, 2004
Accounts payable	$309,852	$386,202
Accrued employee compensation	317,014	196,671
Accrued rent and other occupancy expenses	100,000	—
Accrued professional fees and contract labor	80,990	—
Other accrued expenses	41,234	43,726

Total accounts payable and accrued liabilities	$849,090	$626,599

6. Income Taxes

     We are required to record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax asset depends on our ability to generate sufficient taxable income in the future. We have recognized a full valuation allowance for the amount of net deferred tax asset at December 31, 2003 and March 31, 2004 since the Company resembles a development stage company and has no history of profitability.

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

     The Series D Convertible Preferred Stock, par value $.001 per share, is convertible into shares of our common stock in the manner, and upon the terms, provisions and conditions set forth in the Certificate of Designation of the Preferred Stock. The conversion price of the Series D Convertible Preferred Stock is subject to certain adjustments under the terms of the Certificate of Designation. The proceeds from issuance of the Series D Convertible Preferred Stock and Warrant issued and the fair value of the warrants issued to the holders of the Series B and Series C Preferred Stock has been allocated to each instrument based on their relative fair values. Additionally, the Series D Convertible Preferred Stock includes a beneficial conversion ratio at the issuance date. The fair value of the Warrants and the intrinsic value of the beneficial conversion ratio has been deemed a dividend to holders of the Preferred Stock and considered a non-cash dividend to the Series D Convertible Preferred Stock shareholders recorded during the first quarter of 2003 and has been included in the determination of net loss applicable to common stock for the three months ended March 31, 2003.

8. Notes Payable

     Beginning on April 9, 2003, throughout 2003 and up to the date of this report we have received working capital funding from certain existing shareholders. During the first quarter 2004 we received proceeds totaling $1.0 million. Subsequent to March 31, 2004, we have received an additional $180,000.

     The promissory notes are due on the earlier of the six-month anniversary of the issuance of each note or the consummation of a proposed financing as defined in the note agreement. The notes bear interest, payable quarterly in cash or common stock at the option of the Company, at 10% per annum. For each $10,000 in principal the note holders were issued warrants to purchase 50,000 shares of our common stock at $0.12 per share. The notes contain certain provisions allowing, at the option of the holder, the conversion of the principal amount of each of the notes into equity securities of the Company which may be issued in connection with a proposed offering by the Company of its equity securities to certain investors. If the holder elects to convert the notes into Equity Securities, the principal amount of the note shall convert into such amount of equity securities equal to 110% of the principal amount of the note. These provisions create a beneficial conversion ratio.

     The proceeds from issuance of the notes payable, the beneficial conversion ratio at the issuance date and warrants were allocated to each instrument based on their relative fair values. The sum of the relative fair value of the warrants and the intrinsic value of the beneficial conversion ratio of the notes payable was determined to be in excess of the total proceeds received by the Company; therefore, the entire proceeds is considered a non-cash debt discount. The debt discount is being amortized as interest over the life of each of the notes payable. The debt discount was recorded at the date of each issuance and the amortization of the debt discount is included in the determination of net loss as interest expense beginning in the second quarter of 2003 and into 2004.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

     We provide subscription-based, business-to-business electronic commerce services that enable companies in the consumer packaged goods, retail and automotive industries to efficiently manage their highly complex supply chain information. Our core service, syncLink®, allows manufacturers, wholesalers, distributors, sales agencies (such as food brokers) and retailers to communicate and synchronize item, price and promotion information in a more cost-effective and accessible way than has been possible using traditional electronic and paper-based methods. We enable companies to build on the foundation of synchronized data with more advanced e-commerce practices. Our advanced services, which are all built on the syncLink foundation, include distribuLink(SM) for chain pricing data in multi-tier distribution channels, viaLink invoicing, chainLink® scan sales visibility, and sbtLink(SM), the company’s scan based trading service.

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

     Asset Impairment. The Company reviews long-lived assets for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company adopted SFAS No. 144 in fiscal year 2002. SFAS No. 144 required the company to identify events or changes in circumstances which indicate that the carrying amount of an asset may not be recoverable. If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the long-lived assets, the carrying value is reduced to the estimated fair value as measured by the discounted cash flows. Our continuing losses from operations is one factor which could be an indicator that the carrying amounts of any of our assets may not be recoverable. The Company performed an analysis comparing estimated future cash flows to the carrying value of its assets at December 31, 2003. The analysis did not indicate that an impairment exists as of December 31, 2003. The estimated future cash flows were based upon certain assumptions and are dependent upon future performance. See ADDITIONAL FACTORS THAT MAY AFFECT FUTURE PERFORMANCE for factors that may cause our operations to vary from our estimates. If actual results differ from the estimated future cash flows, impairment may be evident in future periods.

     Debt Discount and Beneficial Conversion Feature. The Company’s notes payable contain certain provisions allowing, at the option of the holder, the conversion of the principal amount of each of the notes into equity securities of the Company which may be issued in connection with a proposed offering by the Company. The Company has determined that these provisions create a beneficial conversion ratio.

     The Company allocates the proceeds from issuance of the notes payable, the beneficial conversion ratio at the issuance date and warrants to each instrument based on their relative fair values. The sum of the relative fair value of the warrants and the intrinsic value of the beneficial conversion ratio of the notes payable was determined to be in excess of the total proceeds received by the Company; therefore, the entire proceeds is considered a non-cash debt discount. The Company estimates the fair values of the warrants and beneficial conversion feature using the Black-Scholes option valuation model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. These equity linked securities have characteristics significantly different from those of traded options and changes in the subjective input assumptions can materially affect the fair value estimate. The resulting debt discount is being amortized as interest over the life of each of the notes payable. The debt discount was recorded at the date of each issuance and the amortization of the debt discount is included in the determination of net loss as interest expense.

Results of Operations

     Comparison of the Three Months Ended March 31, 2003 (“2003”) to the Three Months Ended March 31, 2004 (“2004”)

     Revenues. Our revenues are comprised of revenues for subscriptions to our services and implementation revenues. The following table sets forth for the periods indicated the components of revenue included in our consolidated statements of operations:

	2003	2004
Revenues:
Subscription	$751,956	$1,162,881
Implementation	88,575	38,883

Total revenues	$840,531	$1,201,764

     Subscription revenues have increased 55% from 2003 to 2004. This increase is due to increases in the number of subscribers to our services and increases in our subscription rates. Continued subscription revenue growth is dependent upon the number of subscribers to our services and how many trading partners with which they are exchanging data (“connections”) and is also dependent upon increasing the number of connections between our existing customers and adding new customers. The rate at which the connections increase can vary significantly from customer to customer depending upon each customer’s deployment strategy. Historically, our retailer customers have been better able to assist us in increasing the number of connections. During the second quarter of 2003 we executed an agreement with AutoZone which became one of our 5 largest customers. The addition of AutoZone creates an additional market for our advanced commerce services and we expect increases in the number of automotive supplier customers purchasing implementation and subscription services. We expect our subscription revenues to continue to grow throughout 2004.

     Implementation revenues decreased 56% from 2003 to 2004. The decrease is due to continuing decreases in the number of larger implementations being performed. Our implementation projects continue to decrease in size and duration yielding fewer larger implementation fees however we believe that this accelerates our opportunity for growth in subscription revenues.

     Customer Operations. Customer operations expense consists of personnel costs associated with implementation, consulting and other services and costs of operating, maintaining and accessing our technical operations and hosting facilities. Customer operations expense also includes the cost of providing support and maintenance to customers. Our customer operations expense decreased from $984,000 in 2003 to $859,000 in 2004. This decrease is due primarily to a decrease of $43,000 in expenses related to our operations platform at Hewlett-Packard and a $147,000 decrease in amortization of software costs previously capitalized. These decreases were offset in part by an increase of $62,000 in personnel costs and increased telecommunications costs. Our customer operations team consisted of 21 people at March 31, 2004 and 2003. We expect customer operations expenses to remain at this level into the second and third quarter of 2004.

     Development. Development expense includes personnel and contract labor costs and professional fees incurred for product development, enhancements, upgrades, quality assurance and testing. Our development expenses decreased from $538,000 in 2003 to $407,000 in 2004. This decrease is due to decreases in personnel costs of $116,000. Our development team consisted of 16 people at March 31, 2004 as compared to 21 people at March 31, 2003. We are continuously undertaking various projects to expand the functionality of our services and we expect the continuance of these expenses for the foreseeable future.

     Selling and Marketing. Selling and marketing expense consists primarily of personnel costs, travel, seminars and technical conferences, and limited advertising and public relations programs. Selling and marketing expense decreased from $528,000 in 2003 to $202,000 in 2004. This decrease is due to decreases in personnel costs of $269,000. Our sales and marketing team included 3 people at March 31, 2004 as compared to 13 people at March 31, 2003. Travel, telecom and advertising expenses also decreased from 2003 to 2004. We expect to increase our selling and marketing expenses in the second and third quarter as we fill open sales positions and increase our participation in industry activities and other growth opportunities.

     General and Administrative (G&A) and non-cash stock compensation. G&A expense consists primarily of the personnel and other costs for the administration of the company’s financial and human resources requirements and the fees and expenses associated with legal, accounting and other services. G&A expense decreased from $692,000 in 2003 to $310,000 in 2004. G&A expenses decreased by nearly $382,000, due to a $118,000 decrease in personnel costs, a decrease of $100,000 in severance costs for agreements with employees that were terminated, a $56,000 decrease in rent expense for our corporate office and a decrease of $109,000 in insurance and other professional fees. Additionally, non-cash stock compensation of $81,250 during 2004 was included in the statement of operations for restricted stock grants during the period.

     Depreciation and Amortization. Depreciation and amortization expense decreased from $222,000 in 2003 to $101,000 in 2004. This decrease reflects the complete depreciation of certain long-lived assets and decreases in capital expenditures in 2003 and 2004 and is expected to continue to decline.

     Interest expense, net. Interest expense represents the non-cash interest expense for the amortization of the initial debt discount recorded for each of our notes payable and interest expense on our capital lease with HP. The debt discount is being amortized over the life of each note and is expected to continue for the remainder of 2004.

     Dividends on Preferred Stock. Dividends on Preferred Stock includes the allocation of the proceeds received to the warrants issued and beneficial conversion features of our Preferred Stock issued during the respective periods. During 2003, $1.26 million was recorded with the issuance of our Series D Preferred Stock.

     Additionally, the Series D Convertible Preferred Stock accrues dividends at 8% per annum and increased to 12% on January 1, 2004.

Liquidity and Capital Resources

     Our principal potential sources of liquidity are cash on hand, cash generated from current revenues and cash provided from financing activities. As of March 31, 2004, we had cash and cash equivalents of $253,000.

     During the three months ended March 31, 2004, we used $0.9 million in operating activities compared to using $1.6 million during the three months ended March 31, 2003. Cash used in operating activities during 2004 reflects a net loss of $2.0 million. Cash used in operating activities also reflects, $0.1 million of depreciation and amortization, $0.1 million of non-cash stock compensation and $1.3 million of non-cash interest expense. Additionally, the company used cash for working capital changes of $0.3 million, primarily accounts payable.

     During the three months ended March 31, 2004, we used approximately $14,000 in investing activities reflecting capital expenditures for our new office space. We made no capital expenditures in 2003.

     During the three months ended March 31, 2004, financing activities provided net cash of $972,000, primarily the result of the issuance of $1,025,000 in notes payable to existing shareholders less payments made on our capital lease obligations with Hewlett-Packard. During the three months ended March 31, 2003, financing activities provided net cash of $1.24 million, primarily the result of the issuance of 105 shares of Series D Preferred Stock, less offering and registration costs.

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

     We have incurred operating losses and negative cash flow in the past and expect to incur operating losses and negative cash flow in the first half of 2004. Our spending may increase in the future for further technology and product development and other technology and database costs. We also could expect increases in customer operations expense to be incurred after corresponding increases in contracted revenues.

     Our independent auditors have issued their Independent Auditors’ Report on the Company’s consolidated financial statements for the fiscal year ended December 31, 2003 with an explanatory paragraph regarding the Company’s ability to continue as a going concern. We have generated net losses for the years ended December 31, 2001, 2002 and 2003 and have generated an accumulated deficit of $97.3 million as of March 31, 2004. We have incurred operating losses and negative cash flow in the past and expect to incur operating losses and negative cash flow during the first half of 2004. We have experienced delays in signing small supplier customers which were an important component of our expected implementation revenues. The signing of these suppliers is dependent upon the success of our retailer customers’ ‘community development’ activities. We continue to pursue sales efforts with the small suppliers and still believe that they will become subscribers to our services. We continue to focus our sales efforts on leading customers, particularly retailers, each of which could have a greater incremental effect on increasing subscription revenues. An increase in the number of leading customers is critical to generating positive cash flow from operations and creating sales opportunities through ‘community development’.

     The delay in generating revenues creates a need for us to obtain additional capital throughout the remainder of 2004 in order for us to execute our current business plan successfully. The amount of capital will be dependent upon (a) our services achieving market acceptance, (b) the timing of additional customer signings, (c) our ability to sustain current decreased levels of spending, and/or (d) the amount of, if any, unanticipated expenditures. There can be no assurance as to whether, when or the terms upon which any such capital may be obtained. Any failure to obtain an adequate and timely amount of additional capital on commercially reasonable terms could have a material adverse effect on our business, financial condition and results of operations, including our ability to continue as a going concern.

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

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 modifies the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS No. 150 requires that those instruments be classified as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period that began after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption did not have a material impact on our consolidated results of operations or financial position.

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

     Keep these risks in mind when you read “forward-looking” statements elsewhere in this Form 10-QSB. These are statements that relate to our expectations for future events and time periods. Generally, the words “anticipate,” “expect,” “intend,” and similar expressions identify forward-looking statements. Forward-looking statements involve risks and uncertainties, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements. Please see “Special Cautionary Note Regarding Forward-Looking Statements” below in this Item 2.

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

     We have a history of operating losses, and we expect to incur net losses into early 2004. We incurred net losses of approximately $24.5 million in 2001, $8.1 million in 2002 and $10.0 million in 2003. As of March 31, 2004, we had an accumulated deficit of approximately $97.3 million representing the sum of our historical net losses. We continue to expend significant resources to aggressively develop and market our services into an unproven market. While we continue to increase our optimism regarding our prospects, there is a possibility that we may never generate sufficient revenues to achieve or sustain profitability or generate positive cash flow.

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

     Sales of a substantial number of shares of common stock, or even the potential for such sales, could adversely affect the market price of the common stock and could impair our ability to raise capital through the sale of equity securities. As of March 31, 2004, we had outstanding 191,219,776 shares of common stock. Substantially all of these shares are freely tradable without restriction or further registration under the Securities Act unless purchased by our “affiliates.

     Furthermore, an additional:

•	28.4 million shares of common stock are issuable upon the exercise of currently outstanding warrants;

•	83.1 million shares of common stock are issuable upon the conversion of currently outstanding preferred stock;

•	86.0 million shares of common stock are issuable upon the conversion of currently outstanding convertible notes payable.

     Substantially all shares issued following the exercise of these options or warrants or the conversion of the preferred stock will be freely tradable.

ITEM 4. Controls & Procedures

     As of the end of the period covered by this report, viaLink carried out an evaluation, under the supervision and with the participation of viaLink’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of viaLink’s disclosure controls and procedures. Based upon that evaluation, viaLink’s Chief Executive Officer and Chief Financial Officer concluded that viaLink’s disclosure controls and procedures are effective in enabling it to record, process, summarize and report information required to be included in the periodic SEC filings within the required time period. There have been no significant changes in viaLink’s internal controls or in other factors that could significantly affect internal controls subsequent to the date viaLink carried out its evaluation.

PART II — OTHER INFORMATION

NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Form 10-QSB contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “continue” and other similar words. You should read statements that contain these words carefully because they discuss our future expectations, make projections of our future results of operations or of our financial condition or state other “forward-looking” information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control. The factors listed in the sections captioned “Additional Factors That May Affect Future Results” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as any cautionary language in this Form 10-QSB, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

     None.

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits

     The following instruments are included as exhibits to the report. Exhibits incorporated by reference are so indicated.

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 by the Chief Executive Officer

32.2	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 by the Chief Financial Officer

99.1(1)	Form of Promissory Note entered into by and between The viaLink Company and each of the note holders.

99.2(1)	Form of Warrant to Purchase Shares of Common Stock of The viaLink Company.

(1)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated April 10, 2003.

(b) Reports on Form 8-K.

     The Registrant filed a Current Report on Form 8-K, dated March 31, 2004, reporting pursuant to Item 5 of such Form that it had received loan proceeds totaling $200,000 from certain existing stockholders. In exchange, the Company executed promissory notes (in the form of Exhibit 99.1 as filed with the Company’s Current Report on Form 8-K, dated April 10, 2003) and issued warrants (in the form of Exhibit 99.2 as filed with the Company’s Current Report on Form 8-K, dated April 10, 2003).

     The Registrant filed a Current Report on Form 8-K, dated May 5, 2004, reporting pursuant to Item 5 of such Form that it would announce its first quarter results on May 12, 2004. Additionally, the company announced it would host an investor conference call the same day at 4:30 p.m. Eastern Standard Time, to review the company’s results.

     The Registrant filed a Current Report on Form 8-K, dated May 12, 2004, reporting pursuant to Item 5 of such Form that the Company reported results for the first quarter ended March 31, 2004.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE VIALINK COMPANY (Registrant)
By:	/s/ ROBERT I. NOE
Robert I. Noe
Chief Executive Officer

Date: May 13, 2004

By:	/s/ BRIAN M. CARTER
Brian M. Carter
Vice President, Chief Financial Officer (principal financial and accounting officer)

Date: May 13, 2004

EXHIBIT INDEX

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 by the Chief Executive Officer

32.2	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 by the Chief Financial Officer

99.1(1)	Form of Promissory Note entered into by and between The viaLink Company and each of the note holders.

99.2(1)	Form of Warrant to Purchase Shares of Common Stock of The viaLink Company.

(1)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated April 10, 2003.