Form 10QSB
period 2004-06-30
VIALINK CO
filed 2004-08-12
CIK 1017137

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

Commission file number: 000-21729

The viaLink Company

(Exact Name of Registrant as Specified in its Charter)

Delaware	73-1247666
(State of Other Jurisdiction	(I.R.S. Employer
Incorporation or Organization)	Indemnification No.)

13155 Noel Road, Suite 300
Dallas, Texas	75240
(Address of Principal Executive Offices)	(Zip Code)

(972) 934-5500
(Issuer’s Telephone Number, Including Area Code)

     Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes [X] No [  ]

     As of June 30, 2004, the last business day of the registrant’s most recently completed fiscal quarter, the aggregate market value of the voting common stock of the registrant held by non-affiliates of the registrant (affiliates for these purposes being Registrant’s directors, executive officers and holders of more than 5% of Registrant’s common stock on such date) computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity on that date was $8.5 million. As of August 10, 2004, the issuer had 199,250,773 outstanding shares of Common Stock.

PART 1 — FINANCIAL INFORMATION

ITEM 1. Financial Statements

THE VIALINK COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS
December 31, 2003 and June 30, 2004

	December 31,	June 30,
	2003	2004
ASSETS		(Unaudited)
Current assets:
Cash and cash equivalents	$161,663	$418,635
Accounts receivable — trade, net of allowance for doubtful accounts of $135,000 in 2003 and $120,000 in 2004	885,860	807,723
Prepaid expenses and other current assets	165,831	156,292

Total current assets	1,213,354	1,382,650
Furniture, equipment and leasehold improvements, net	158,112	77,089
Software development costs, net	—	—
Other assets	60,197	260,926

Total assets	$1,431,663	$1,720,665

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$849,090	$738,477
Deferred revenues	85,079	38,483
Notes payable, net of discount of $1,067,000 in 2003 and $886,000 in 2004	3,358,349	5,442,035
Current portion of capital lease obligations	229,549	88,228

Total current liabilities	4,522,067	6,307,223
Commitments and contingencies (Note 6)
Stockholders’ deficit:
Common stock, $.001 par value; 400,000,000 shares authorized; 181,573,035 and 199,250,773 shares issued and outstanding at December 31, 2003 and June 30, 2004, respectively	181,573	199,251
Series D Preferred stock, $.001 par value; 10,000,000 shares authorized; 831 shares issued and outstanding at December 31, 2003 and June 30, 2004	9,974,850	9,974,850
Additional paid-in capital	81,981,051	83,956,736
Accumulated deficit	(95,227,878)	(98,717,395)

Total stockholders’ deficit	(3,090,404)	(4,586,558)

Total liabilities and stockholders’ deficit	$1,431,663	$1,720,665

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE VIALINK COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2003 and 2004
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2003	2004	2003	2004
Revenues:
Subscription	$826,614	$1,222,475	$1,578,570	$2,385,356
Implementation	126,416	97,633	214,991	136,516

Total revenues	$953,030	$1,320,108	$1,793,561	$2,521,872
Operating expenses:
Customer operations	1,085,113	816,713	2,069,079	1,675,967
Development	445,988	395,469	983,877	802,949
Selling and marketing	478,410	192,524	1,006,632	394,940
General and administrative	640,507	372,623	1,332,890	682,742
Non-cash stock compensation	112,500	—	112,500	81,250
Depreciation and amortization	150,888	13,630	372,724	114,238

Total operating expenses	2,913,406	1,790,959	5,877,702	3,752,086

Loss from operations	(1,960,376)	(470,851)	(4,084,141)	(1,230,214)
Interest expense, net	(701,549)	(980,731)	(701,549)	(2,259,303)

Net loss	(2,661,925)	(1,451,582)	(4,785,690)	(3,489,517)
Dividends on preferred stock:
Value of warrants and beneficial conversion	—	—	(1,260,000)	—
Stated dividends	—	(302,570)	—	(605,140)

Net loss applicable to common stock	$(2,661,925)	$(1,754,152)	$(6,045,690)	$(4,094,657)

Net loss applicable to common stock per common share —
Basic and diluted	$(0.02)	$(0.01)	$(0.04)	$(0.02)

Weighted average common shares outstanding —
Basic and diluted	177,132,769	191,450,636	172,153,210	187,037,631

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE VIALINK COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Six Months Ended June 30, 2004
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amounts	Shares	Amounts	Capital	(Deficit)	Total
Balance, December 31, 2003	831	$9,974,850	181,573,035	$181,573	$81,981,051	$(95,227,878)	$(3,090,404)
Stock issued under employee stock purchase and option plans			1,288,949	1,289	83,106		84,395
Exercise of stock purchase warrants			499,124	499	(499)		—
Value assigned to warrants issued in connection with the issuance of Notes Payable and beneficial conversion feature of the Notes Payable					1,634,465		1,634,465
Interest paid in-kind with common stock			4,277,044	4,277	270,226		274,503
Placement agent fees paid in common stock			1,914,846	1,915	(1,915)		—
Dividends on Preferred Stock:
Stated dividends					(605,140)		(605,140)
Stated paid in-kind with common stock			9,697,775	9,698	595,442		605,140
Net loss						(3,489,517)	(3,489,517)

Balance, June 30, 2004	831	$9,974,850	199,250,773	$199,251	$83,956,736	$(98,717,395)	$(4,586,558)

The accompanying notes are an integral part of these condensed consolidated Financial statements.

THE VIALINK COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2003 and 2004
(unaudited)

	2003	2004
Cash flows from operating activities:
Net loss	$(4,785,690)	$(3,489,517)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	665,896	114,238
Non-cash stock compensation	112,500	81,250
Non-cash interest expense, notes payable	681,127	2,227,654
Increase (decrease) in cash for changes in:
Accounts receivable, net	346,077	78,137
Prepaid expenses and other assets	27,983	9,539
Accounts payable and accrued liabilities	(286,503)	(110,613)
Deferred revenue	(15,666)	(46,596)

Net cash used in operating activities	(3,254,276)	(1,135,908)

Cash flows from investing activities:
Direct acquisition costs (Note 9)	—	(200,729)
Capital expenditures	—	(33,215)

Net cash used in investing activities	—	(233,944)

Cash flows from financing activities:
Proceeds from issuance of notes payable	2,100,000	1,765,000
Proceeds from issuance of preferred stock	1,260,000	—
Payments, capital lease obligation	(53,623)	(141,321)
Proceeds from exercise of stock options, warrants and stock purchase plans	5,154	3,145
Payments of placement agent fees, notes payable	(147,000)	—
Payments of offering and registration costs	(35,655)	—

Net cash provided by financing activities	3,128,876	1,626,824

Net increase (decrease) in cash and cash equivalents	(125,400)	256,972
Cash and cash equivalents, beginning of period	561,617	161,663

Cash and cash equivalents, end of period	$436,217	$418,635

Supplemental schedule of non-cash activities:
Interest on notes payable paid in-kind with common stock	$31,945	$274,503

Dividend on preferred stock paid in common stock	$—	$605,140

Placement agent fees paid, issuance of notes payable	$—	$138,000

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

     We reported a substantial loss from operations for the fiscal years ended December 31, 2001, 2002 and 2003, and we expect to incur losses in 2004. The extent of the loss will depend primarily on the amount of revenues generated from implementations of and subscriptions to our viaLink services, which have not yet achieved sufficient market acceptance or market penetration, and the amount of expenses incurred in generating these revenues. In order to achieve market penetration and acceptance we expect to continue our expenditures for development of our viaLink services. These expenses have substantially exceeded our revenues.

     Our independent registered public accounting firm has issued their Report of Independent Registered Public Accounting Firm on the Company’s consolidated financial statements for the fiscal year ended December 31, 2003 with an explanatory paragraph regarding the Company’s ability to continue as a going concern. We have generated net losses for the years ended December 31, 2001, 2002 and 2003 and have generated an accumulated deficit of $98.7 million as of June 30, 2004. We have incurred operating losses and negative cash flow in the past and expect to incur operating losses and negative cash flow for the remainder of 2004. We continue to pursue sales efforts with smaller suppliers however we continue to experience delays. The signing of these suppliers is dependent upon the success of our retailer customers’ ‘community development’ activities. Additionally, we continue to focus our sales efforts on leading customers, particularly retailers, each of which could have a greater incremental effect on increasing subscription revenues. An increase in the number of leading customers is critical to generating positive cash flow from operations and creating sales opportunities through ‘community development’.

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

     Operating results for the six month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2004.

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

	2001	2002	2003
Interest rates, (Zero-coupon U.S.Government Bonds issued with remaining life equal to expected term of options)	4.5%	2.5%	2.5%
Dividend yields	0%	0%	0%
Volatility factors of our common stock	150% to 177%	143%	91% to 127%
Weighted average expected life	2.5 years	2.5 years	2.5 years
Resulting weighted average grant date fair value.	$0.50	$0.09	$0.06
Additional expense under fair value method	$20,422,000	$9,220,000	$2,085,000

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

     The following table displays the effect on net loss and loss per share had the fair value method been applied during each of the following periods ended June 30,:

	Three months ended June 30,:		Six months ended June 30,:
	2003	2004	2003	2004
Basic:
Net loss applicable to common stock, as reported	$(2,661,925)	$(1,754,152)	$(6,045,690)	$(4,094,657)
Stock-based compensation included in the determination of net loss under APB No. 25	112,500	—	112,500	81,250
Stock-based compensation to be included the determination of net loss under SFAS No. 148	(610,241)	(117,078)	(1,587,513)	(353,018)

Pro-forma net loss	$(3,159,666)	$(1,871,230)	$(7,520,703)	$(4,366,425)

Net loss applicable to common stock, per common share:
As reported	$(0.02)	$(0.01)	$(0.04)	$(0.02)
Pro-forma	$(0.02)	$(0.01)	$(0.04)	$(0.02)

4. Reconciliation for Basic and Diluted Earnings per Share (“EPS”)

     A reconciliation of the numerators and the denominators used in the calculation of earnings (loss) applicable to common stock per share is as follows for the three month periods ended June 30,:

	Three months ended June 30,:		Six months ended June 30,:
	2003	2004	2003	2004
Basic:
Net loss applicable to common stock	$(2,661,925)	$(1,754,152)	$(6,045,690)	$(4,094,657)
Weighted average common shares outstanding	177,132,769	191,450,636	172,153,210	187,037,631

Net Loss per common share	$(0.02)	$(0.01)	$(0.04)	$(0.02)

Diluted:
Net loss applicable to common stock	$(2,661,925)	$(1,754,152)	$(6,045,690)	$(4,094,657)
Weighted average common shares outstanding	177,132,769	191,450,636	172,153,210	187,037,631
Add: Net effect of dilutive potential shares	—	—	—	—

	177,132,769	191,450,636	172,153,210	187,037,631

Net Loss per share applicable to common stock	$(0.02)	$(0.01)	$(0.04)	$(0.02)

     For the six months ended June 30, 2004, we had outstanding (a) options to purchase 13,706,895 shares at a weighted average exercise price of $1.04, (b) 83.1 million shares of common stock to be issued upon the conversion of our Series D Preferred Stock at a conversion price of $0.12 per share, (c) $6.3 million of convertible notes payable which could be converted into common stock and (c) warrants to purchase common shares at exercise prices in the following table. These securities were outstanding but were not included in the computation of diluted earnings per share because the effect of these outstanding options, stock issuable upon conversion of Preferred Stock and warrants would be antidilutive.

Underlying Common Shares	Exercise Price
445,184	$0.001
16,280,000	0.10
27,250,000	0.12
100,000	0.15
50,000	0.30
59,029	10.16

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

Underlying Common Shares	Exercise Price
10,500,000	$0.12
100,000	0.15
50,000	0.30
59,029	10.16

5. Accounts Payable and Accrued Liabilities

     Accounts payable and accrued expenses at December 31, 2003 and June 30, 2004 consisted of the following:

	December 31, 2003	June 30, 2004
Accounts payable	$309,852	$346,936
Accrued employee compensation	317,014	263,002
Accrued rent and other occupancy expenses	100,000	—
Accrued professional fees and contract labor	80,990	83,674
Other accrued expenses	41,234	44,865

Total accounts payable and accrued liabilities	$849,090	$738,477

6. Income Taxes

     We are required to record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax asset depends on our ability to generate sufficient taxable income in the future. We have recognized a full valuation allowance for the amount of net deferred tax asset at December 31, 2003 and June 30, 2004 since the Company resembles a development stage company and has no history of profitability.

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

8. Notes Payable

     Beginning on April 9, 2003, throughout 2003 and up to the date of this report we have received working capital funding from certain existing shareholders. During the six months ended June 30, 2004 we received proceeds totaling $1.8 million. Subsequent to June 30, 2004, we have received an additional $510,000.

     The promissory notes issued from April 9, 2003 through March 31, 2004 had the same terms and were initially due on the earlier of the six-month anniversary of the issuance of each note or the consummation of a proposed financing as defined in the note agreement. The maturity of the notes has been amended and extended to February 25, 2005. The notes bear interest, payable quarterly in cash or common stock at the option of the Company, at 10% per annum. For each $10,000 in principal the note holders were issued warrants to purchase 50,000 shares of our common stock at $0.12 per share. The notes contain certain provisions allowing, at the option of the holder, the conversion of the principal amount of each of the notes into equity securities of the Company. If the holder elects to convert the notes into equity securities, the principal amount of the note shall convert into such amount of equity securities equal to 110% of the principal amount of the note. These provisions create a beneficial conversion ratio.

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

     In a series of transactions completed in May 2004, viaLink concluded its issuance of Convertible Promissory Notes. The proceeds from the issuance of these notes totaled $5.4 million. In connection with the definitive merger agreement with Prescient Systems, Inc. (Note 9), the holders of the notes have agreed to convert the face value into a newly Designated Series E Convertible Preferred Stock upon shareholder approval of the merger transaction. The Series E has a conversion price of $0.10 per share and beginning 18 months from the issuance date will pay a dividend of 4%. It is expected that the terms of the Series E will allow for its inclusion within the equity section of the Company’s balance sheet.

     Additionally, in May 2004 the Company received funding commitments for additional $2.75 million. $740,000 was funded through 10% secured promissory notes during the second quarter ended June 30, 2004 and an additional $510,000 will be funding prior to the closing of the merger. The secured promissory notes will automatically convert into $1.25 million of our Series F Preferred Stock upon the closing of the merger. The remaining $1.5 million of the Series F will be funded at the closing of the merger. In connection with the issuance of these notes, viaLink has agreed to issue warrants to purchase 27.5 million shares of common stock with an exercise price of $0.10 to the providers of this funding. The Series F Preferred Stock will have an initial conversion price $0.10 per share. Under the terms of the Series F, the Series F will automatically convert into a qualified equity financing that results in at least $3 million of gross proceeds to the merged company. It is expected that the terms of the Series F will allow for its inclusion within the equity section of the Company’s balance sheet.

     The proceeds from issuance of the secured promissory notes payable, the beneficial conversion ratio at the issuance date and warrants were allocated to each instrument based on their relative fair values. The fair value of the warrants is considered a non-cash debt discount. The debt discount is being amortized as interest over the life of each of the notes payable. The debt discount was recorded at the date of each issuance and the amortization of the debt discount is included in the determination of net loss as interest expense beginning in the second quarter 2004. As the secured promissory notes are convertible into Series F Preferred Stock, which is in turn convertible into common stock, and the ultimate terms of the conversion will not be known until the consummation of the merger, the fair value of the conversion feature was estimated and recorded as an embedded derivative. The fair value of the derivative will be marked to market until the date the merger is completed.

9. Definitive Merger Agreement

     On May 26, 2004, the Company entered into a definitive agreement and plan to merge with Prescient Systems, Inc. Pending stockholder and regulatory approval, viaLink will acquire all outstanding shares of Prescient in a stock-for-stock transaction. Under terms of the merger agreement, the security holders of Prescient would receive approximately 45% of the combined company’s outstanding fully-converted shares at closing and the security holders of viaLink would continue to hold the remaining 55% of the combined company’s outstanding fully-converted shares at closing. At closing, viaLink will change its name and corporate identity to Prescient Applied Intelligence. Closing of the transaction is conditioned upon the approval of Prescient’s and viaLink’s stockholders, as well as other customary closing conditions and is expected to occur in the fourth quarter of 2004. The Company’s financial statements as of June 30, 2004 do not include the results of operations of Prescient.

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

Overview

     We provide subscription-based, business-to-business electronic commerce services that enable companies in the consumer packaged goods, retail and automotive industries to efficiently manage their highly complex supply chain information. Our core service, syncLink®, allows manufacturers, wholesalers, distributors, sales agencies (such as food brokers) and retailers to communicate and synchronize item, price and promotion information in a more cost-effective and accessible way than has been possible using traditional electronic and paper-based methods. We enable companies to build on the foundation of synchronized data with more advanced e-commerce practices. Our advanced services, which are all built on the syncLink foundation, include distribuLink(SM) for chain pricing data in multi-tier distribution channels, viaLink invoicing, chainLink(R) scan sales visibility, and sbtLink(SM), the company’s scan based trading service.

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

     Debt Discount and Beneficial Conversion Feature. The Company’s notes payable contain certain provisions allowing, at the option of the holder, the conversion of the principal amount of each of the notes into equity securities of the Company. The Company has determined that these provisions create a beneficial conversion ratio.

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

Results of Operations

     Comparison of the Three Months Ended June 30, 2003 (“2003”) to the Three Months Ended June 30, 2004 (“2004”)

     Revenues. Our revenues are comprised of revenues for subscriptions to our services and implementation revenues. The following table sets forth for the periods indicated the components of revenue included in our consolidated statements of operations:

	2003	2004
Revenues:
Subscription	$826,614	$1,222,475
Implementation	126,416	97,633

Total revenues	$953,030	$1,320,108

     Subscription revenues have increased 48% from 2003 to 2004. This increase is due to increases in the number of subscribers to our services and increases in our subscription rates. Continued subscription revenue growth is dependent upon the number of subscribers to our services and how many trading partners with which they are exchanging data (“connections”) and is also dependent upon increasing the number of connections between our existing customers and adding new customers. The rate at which the connections increase can vary significantly from customer to customer depending upon each customer’s deployment strategy. Historically, our retailer customers have been better able to assist us in increasing the number of connections. During the second quarter of 2003 we executed an agreement with AutoZone which became one of our 5 largest customers. The addition of AutoZone creates an additional market for our advanced commerce services and we expect increases in the number of automotive supplier customers purchasing implementation and subscription services.

     Implementation revenues decreased 23% from 2003 to 2004. The decrease is due to continuing decreases in the number of larger implementations being performed. Our implementation projects continue to decrease in size and duration yielding fewer larger implementation fees however we believe that this accelerates our opportunity for growth in subscription revenues.

     Customer Operations. Customer operations expense consists of personnel costs associated with implementation, consulting and other services and costs of operating, maintaining and accessing our technical operations and hosting facilities. Customer operations expense also includes the cost of providing support and maintenance to customers. Our customer operations expense decreased from $1,085,000 in 2003 to $817,000 in 2004. This decrease is due primarily to a decrease of $68,000 in personnel costs, a decrease of $31,000 in expenses related to our operations platform at Hewlett-Packard and a $137,000 decrease in amortization of software costs previously capitalized. Our customer operations team consisted of 23 at June 30, 2004 compared to 21 people at June 30, 2003. We expect customer operations expenses to remain at this level into the third and fourth quarter of 2004.

     Development. Development expense includes personnel and contract labor costs and professional fees incurred for product development, enhancements, upgrades, quality assurance and testing. Our development expenses decreased from $446,000 in 2003 to $395,000 in 2004. This decrease is due to decreases in personnel costs of $48,000. Our development team consisted of 14 people at June 30, 2004 as compared to 21 people at June 30, 2003. We are continuously undertaking various projects to expand the functionality of our services and we expect the continuance of these expenses for the foreseeable future.

     Selling and Marketing. Selling and marketing expense consists primarily of personnel costs, travel, seminars and technical conferences, and limited advertising and public relations programs. Selling and marketing expense decreased from $478,000 in 2003 to $193,000 in 2004. This decrease is due to decreases in personnel costs of $228,000, a decrease of $38,000 in advertising and promotion costs and a decrease of $14,000 in travel expenses. Our sales and marketing team included 3 people at June 30, 2004 as compared to 13 people at June 30, 2003. We expect to increase our selling and marketing expenses in the third and fourth quarter as we fill open sales positions and increase our participation in industry activities and other growth opportunities.

     General and Administrative (G&A) and non-cash stock compensation. G&A expense consists primarily of the personnel and other costs for the administration of the company’s financial and human resources requirements and the fees and expenses associated with legal, accounting and other services. G&A expense decreased from $641,000 in 2003 to $373,000 in 2004. G&A expenses decreased due to a $53,000 decrease in personnel costs, a decrease of $43,000 in printing for the proxy and other annual meeting costs, a $64,000 decrease in rent expense for our corporate office and a decrease of $105,000 in insurance and other professional fees. Non-cash stock compensation of $112,500 during 2003 was included in the statement of operations for restricted stock grants during the period.

     Depreciation and Amortization. Depreciation and amortization expense decreased from $151,000 in 2003 to $14,000 in 2004. This decrease reflects the complete depreciation of certain long-lived assets and decreases in capital expenditures in 2003 and 2004 and is expected to remain at this level.

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

     Additionally, the Series D Convertible Preferred Stock accrues dividends at 8% per annum and increased to 12% on January 1, 2004.

     Comparison of the Six Months Ended June 30, 2003 (“2003”) to the Six Months Ended June 30, 2004 (“2004”)

     Revenues. Our revenues are comprised of revenues for subscriptions to our services and implementation revenues. The following table sets forth for the periods indicated the components of revenue included in our consolidated statements of operations:

	2003	2004
Revenues:
Subscription	$1,578,570	$2,385,356
Implementation	214,991	136,516

Total revenues	$1,793,561	$2,521,872

     Subscription revenues have increased 51% from 2003 to 2004. This increase is due to increases in the number of subscribers to our services and increases in our subscription rates. Continued subscription revenue growth is dependent upon the number of subscribers to our services and how many trading partners with which they are exchanging data (“connections”) and is also dependent upon increasing the number of connections between our existing customers and adding new customers. The rate at which the connections increase can vary significantly from customer to customer depending upon each customer’s deployment strategy. Historically, our retailer customers have been better able to assist us in increasing the number of connections. During the second quarter of 2003 we executed an agreement with AutoZone which became one of our 5 largest customers. The addition of AutoZone creates an additional market for our advanced commerce services and we expect increases in the number of automotive supplier customers purchasing implementation and subscription services.

     Implementation revenues decreased 37% from 2003 to 2004. The decrease is due to continuing decreases in the number of larger implementations being performed. Our implementation projects continue to decrease in size and duration yielding fewer larger implementation fees however we believe that this accelerates our opportunity for growth in subscription revenues.

     Customer Operations. Customer operations expense consists of personnel costs associated with implementation, consulting and other services and costs of operating, maintaining and accessing our technical operations and hosting facilities. Customer operations expense also includes the cost of providing support and maintenance to customers. Our customer operations expense decreased from

$2,069,000 in 2003 to $1,676,000 in 2004. This decrease is due primarily to a decrease of $35,000 in travel costs offset in part by an increase in telecommunications expense of $12,000, a decrease of $74,000 in expenses related to our operations platform at Hewlett-Packard and a $276,000 decrease in amortization of software costs previously capitalized.

     Development. Development expense includes personnel and contract labor costs and professional fees incurred for product development, enhancements, upgrades, quality assurance and testing. Our development expenses decreased from $984,000 in 2003 to $803,000 in 2004. This decrease is due to decreases in personnel costs of $164,000 and decreases in telecommunications expenses of $13,000. Our development team consisted of 14 people at June 30, 2004 as compared to 21 people at June 30, 2003.

     Selling and Marketing. Selling and marketing expense consists primarily of personnel costs, travel, seminars and technical conferences, and limited advertising and public relations programs. Selling and marketing expense decreased from $1,007,000 in 2003 to $395,000 in 2004. This decrease is due to decreases in personnel costs of $497,000, a decrease of $65,000 in advertising and promotion costs and a decrease of $40,000 in travel and telecommunications expenses. Our sales and marketing team included 3 people at June 30, 2004 as compared to 13 people at June 30, 2003.

     General and Administrative (G&A) and non-cash stock compensation. G&A expense consists primarily of the personnel and other costs for the administration of the company’s financial and human resources requirements and the fees and expenses associated with legal, accounting and other services. G&A expense decreased from $1,333,000 in 2003 to $683,000 in 2004. G&A expenses decreased due to a $283,000 decrease in personnel costs, a decrease of $44,000 in printing for the proxy and other annual meeting costs, a $120,000 decrease in rent expense for our corporate office and a decrease of $214,000 in insurance and other professional fees. Non-cash stock compensation of $112,500 and $81,250 during 2003 and 2004, respectively, was included in the statement of operations for restricted stock grants during the period.

     Depreciation and Amortization. Depreciation and amortization expense decreased from $373,000 in 2003 to $114,000 in 2004. This decrease reflects the complete depreciation of certain long-lived assets and decreases in capital expenditures in 2003 and 2004 and is expected to remain at this level.

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

     Additionally, the Series D Convertible Preferred Stock accrues dividends at 8% per annum and increased to 12% on January 1, 2004.

Liquidity and Capital Resources

     Our principal potential sources of liquidity are cash on hand, cash generated from current revenues and cash provided from financing activities. As of June 30, 2004, we had cash and cash equivalents of $419,000.

     During the six months ended June 30, 2004, we used $1.1 million in operating activities compared to using $3.3 million during the six months ended June 30, 2003. Cash used in operating activities during 2004 reflects a net loss of $3.5 million. Cash used in operating activities also reflects, $0.1 million of depreciation and amortization, $0.1 million of non-cash stock compensation and $2.2 million of non-cash interest expense. Additionally, the company used cash for working capital changes of $0.1 million, primarily accounts payable.

     During the six months ended June 30, 2004, we used approximately $234,000 in investing activities reflecting capital expenditures for our new office space and direct acquisition costs incurred through June 30, 2004 related to our merger with Prescient Systems, Inc. We made no capital expenditures in 2003.

     During the six months ended June 30, 2004, financing activities provided net cash of $1,627,000, primarily the result of the issuance of $1,765,000 in notes payable to existing shareholders less the payments made on our capital lease obligations with Hewlett-Packard. During the six months ended June 30, 2003, financing activities provided net cash of $3.13 million, primarily the result of the issuance of 105 shares of Series D Preferred Stock, less offering and registration costs and $2.1 million in proceeds from the issuance of notes payable.

     Since the middle of 2001, the company has implemented an aggressive cost cutting program including the closing of offices, pay reductions, reduction in workforce, and other expense reductions including travel, administrative and vendor service costs. Late in 2002 and into 2003, the company has taken and continues to take additional measures to reduce its cost structure. Including an additional reduction in the third quarter of 2003. The reductions have included headcount reductions at the executive level, negotiations with significant vendors and other expense reductions including travel, administrative and vendor service costs. As a result of these changes, the gross cash operating expenses decreased to approximately $0.8 million per month (excluding non-cash items) during the first and second quarter of 2003. Additionally, the expenses were further reduced to less than $0.7 million per month (excluding non-cash items) effective late in the third quarter and for the fourth quarter 2003.

     We have incurred operating losses and negative cash flow in the past and expect to incur operating losses and negative cash flow for the remainder of 2004. Our spending may increase in the future for further technology and product development and other technology and database costs. We also could expect increases in customer operations expense to be incurred after corresponding increases in contracted revenues.

     Our independent registered public accounting firm has issued their Report of Independent Registered Public Accounting Firm on the Company’s consolidated financial statements for the fiscal year ended December 31, 2003 with an explanatory paragraph regarding the Company’s ability to continue as a going concern. We have generated net losses for the years ended December 31, 2001, 2002 and 2003 and have generated an accumulated deficit of $98.7 million as of June 30, 2004. We have incurred operating losses and negative cash flow in the past and expect to incur operating losses and negative cash flow during the first half of 2004. We have experienced delays in signing small supplier customers which were an important component of our expected implementation revenues. The signing of these suppliers is dependent upon the success of our retailer customers’ ‘community development’ activities. We continue to pursue sales efforts with the small suppliers and still believe that they will become subscribers to our services. We continue to focus our sales efforts on leading customers, particularly retailers, each of which could have a greater incremental effect on increasing subscription revenues. An increase in the number of leading customers is critical to generating positive cash flow from operations and creating sales opportunities through ‘community development’.

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

Recently Issued Accounting Pronouncements

     In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” (“FIN 46”) This Interpretation was subsequently revised in December 2003. The Interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Interpretation, as revised, requires an entity to apply the interpretation to all interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ended after December 15, 2003. Application for all other types of entities is required in financial statements for periods ending after March 15, 2004. The adoption of FIN 46 did not have a material impact on our consolidated results of operations or financial position.

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

We may not be able to obtain the additional capital resources necessary to satisfy our cash requirements.

     We require additional capital to finance our business. If we cannot obtain adequate additional capital resources, we will be forced to curtail our planned business expansion, sell or merge our business, or commence bankruptcy proceedings. We may also be unable to fund our ongoing operations, including investment in and development of our services and technology, and expansion of our sales and marketing activities.

We have received a “Going Concern” opinion from our independent accountants.

     Our independent registered public accounting firm has issued their Report of Independent Registered Public Accounting Firm on the Company’s consolidated financial statements for the fiscal year ended December 31, 2003, with an explanatory paragraph regarding our ability to continue as a going concern. Such an opinion by our independent auditors may impact our dealing with third parties, such as customers, suppliers and creditors, because of concerns about our financial condition. Any such impact could have a material adverse effect on our business, operating results and financial condition.

We have a history of operating losses and expect future operating losses.

     We have a history of operating losses, and we expect to incur net losses through 2004. We incurred net losses of approximately $24.5 million in 2001, $8.1 million in 2002 and $10.0 million in 2003. As of June 30, 2004, we had an accumulated deficit of approximately $98.7 million representing the sum of our historical net losses. We continue to expend significant resources to aggressively develop, market and deploy our services into an unproven market. There is a possibility that we may never generate sufficient revenues to achieve or sustain profitability or generate positive cash flow.

If our viaLink services fail to gain market acceptance, our business will be materially adversely affected.

     For the foreseeable future, we will derive virtually all of our revenues from implementation fees and subscription revenues from our viaLink services. We are just beginning to generate a significant amount of revenues from these services. A number of factors will determine whether our services achieve market acceptance, including:

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

     Our success depends on a significant number of retailers subscribing to and using our services and linking with manufacturers, wholesalers and distributors over the Internet through our syncLink service and the viaLink Partner Package suite of services. We cannot predict if, or when, a significant number of manufacturers, suppliers and retailers will subscribe to our services. To encourage purchasers to subscribe to and use our services, we must offer a broad range of product, price and promotion information from a large number of suppliers through our syncLink service. However, to attract suppliers to subscribe to the syncLink service, we must increase the number of retailers who use our services. If we are unable to build a critical mass of retailers and suppliers, we will not be able to benefit from a network effect where the value of our services to each subscriber significantly increases with the addition of each new subscriber. Our inability to achieve this network effect would reduce the overall value of our services to retailers and suppliers and, consequently, could seriously harm our business.

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

     We depend on suppliers to subscribe to our services in sufficient and increasing numbers to make our services attractive to retailers and, consequently, other suppliers. In order to provide retailers accurate data, we rely on suppliers to update their item, price and promotion information stored in our database. We cannot guarantee that the item, price and promotion information available from our services will always be accurate, complete and current, or that it will comply with governmental regulations, such as those relating to pricing alcohol and liquor or nutritional guidelines. Incorrect information could expose us to liability if that incorrect information harms users of our services or may result in decreased adoption and use of our services.

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

     We use Hewlett-Packard’s data center as the host for our services. We are dependent on our continued relationship with Hewlett-Packard and on their data center for the timely and secure delivery of our services. If Hewlett-Packard’s data center fails to meet our expectations in terms of reliability and security, or if Hewlett-Packard, as our largest vendor, withdraws its support, our ability to deliver our services will be seriously harmed, resulting in the potential loss of customers and subscription revenue. Furthermore, if our relationship with Hewlett-Packard were terminated, we would be forced to find another service provider to host our services. Our current service agreement, as extended, expires on January 31, 2005. If we were required to transition to another service provider, the transition could result in interruptions of our services and could increase the cost of obtaining these services.

We expect to face increased competition; if we are unable to compete successfully, our business will be harmed.

     We believe direct competition against the range of our services will develop and increase in the future. If we face increased competition, we may not be able to sell our viaLink services on terms favorable to us. Furthermore, increased competition could reduce our market share or require us to reduce the price of our services.

     To achieve market acceptance and thereafter to increase our market share, we will need to continually develop additional services and introduce new features and enhancements. Our potential competitors may have significant advantages over us, including:

•	Significantly greater financial, technical and marketing resources;

•	Greater name recognition;

•	The ability to offer a broader range of products and services; and

•	Larger customer bases.

     Consequently, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements.

We must adapt on a timely basis to technology trends and evolving industry standards to remain competitive.

     The Web-based electronic commerce market is characterized by rapid changes due to technological innovation, evolving industry standards and changes in customer needs. Our future success will depend on our ability to continue to develop and introduce on a timely basis a variety of new services and enhancements that are responsive to technological change, evolving industry standards and customer requirements. Technological developments and products and services our competitors introduce may cause our existing services, and new technologies in which we invest, to become obsolete.

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

     We started 2001 with 135 full-time employees and 20 contract workers who were engaged on viaLink projects on a full-time basis. As of June 30, 2003, we had 60 full-time employees. As of June 30, 2004, we had 44 full-time employees. Most current full-time employees are being compensated at rates from 10% to 15% less than in 2001, and members of management have foregone bonus payments of up to 60% of base compensation and have reduced or deferred compensation from 10% to 40%. At these reduced rates it is unlikely we will be able to retain all current employees and officers.

The price of our common stock may decline due to shares eligible for future sale. Also, you will experience dilution in connection with the conversion of preferred stock and exercise of warrants.

     Sales of a substantial number of shares of common stock, or even the potential for such sales, could adversely affect the market price of the common stock and could impair our ability to raise capital through the sale of equity securities. As of June 30, 2004, we had outstanding 199,250,773 shares of common stock. Substantially all of these shares are freely tradable without restriction or further registration under the Securities Act unless purchased by our “affiliates.

     Furthermore, an additional:

•	44.2 million shares of common stock are issuable upon the exercise of currently outstanding warrants;

•	83.1 million shares of common stock are issuable upon the conversion of currently outstanding preferred stock; and

•	$6.3 million of notes payable which could be converted into common stock.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

     None.

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits

     The following instruments are included as exhibits to the report. Exhibits incorporated by reference are so indicated.

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 by the Chief Executive Officer

32.2	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 by the Chief Financial Officer

99.1(1)	Form of Promisory Note entered into by and between The viaLink Company and each of the note holders.

99.2(1)	Form of Warrant to Purchase Shares of Common Stock of The viaLink Company.

99.3(2)	Agreement and Plan of Merger Among The viaLink Company, viaLink Acquisition, Inc. and Prescient Systems, Inc.

99.4(3)	Form of Senior Secured Convertible Promissory Note

99.5(3)	Form of Security Agreement

99.6(3)	Certificate of Designation of the Relative Rights and Preferences of the Series E Convertible Preferred Stock of the viaLink Company

99.7(3)	Certificate of Designation of the Relative Rights and Preferences of the Series F Convertible Preferred Stock of the viaLink Company

99.8(3)	Form of Warrant to Purchase Shares of Common Stock of The viaLink Company.

(1)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated April 10, 2003.

(2)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated May 26, 2004.

(3)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated May 27, 2004.

(b)	Reports on Form 8-K.

     The Registrant filed a Current Report on Form 8-K, dated May 26, 2004, reporting pursuant to Item 5 of such Form that that it had entered into a definitive Agreement and Plan of Merger with Prescient Systems, Inc.

     The Registrant filed a Current Report on Form 8-K, dated May 27, 2004, reporting pursuant to Item 5 of such Form that it had concluded its issuance of Convertible Promissory Note and in connection with the definitive merger agreement with Prescient Systems, the holders of the notes have agreed to convert the face value into a newly Designated Series E Convertible Preferred Stock upon shareholder approval of the merger transaction. Additionally, the Company reported that it had received funding commitments of an additional $2.75 million in the form of Series F Convertible Preferred Stock and had agreed to issue warrants to purchase 27.5 million shares of common stock with an exercise price of $0.10 to the providers of this funding.

     The Registrant filed a Current Report on Form 8-K, dated July 22, 2004, reporting pursuant to Item 5 of such Form that it would announce its first quarter results on July 29, 2004. Additionally, the company announced it would host an investor conference call the same day at 4:30 p.m. Eastern Standard Time, to review the company’s results.

     The Registrant filed a Current Report on Form 8-K, dated July 29, 2004, reporting pursuant to Item 5 of such Form that the Company reported results for the quarter ended June 30, 2004.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE VIALINK COMPANY (Registrant)
Date: August 11, 2004	By:	/s/ ROBERT I. NOE Robert I. Noe Chief Executive Officer
Date: August 11, 2004	By:	/s/ BRIAN M. CARTER Brian M. Carter Vice President, Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 by the Chief Executive Officer

32.2	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 by the Chief Financial Officer

99.1(1)	Form of Promisory Note entered into by and between The viaLink Company and each of the note holders.

99.2(1)	Form of Warrant to Purchase Shares of Common Stock of The viaLink Company.

99.3(2)	Agreement and Plan of Merger Among The viaLink Company, viaLink Acquisition, Inc. and Prescient Systems, Inc.

99.4(3)	Form of Senior Secured Convertible Promissory Note

99.5(3)	Form of Security Agreement

99.6(3)	Certificate of Designation of the Relative Rights and Preferences of the Series E Convertible Preferred Stock of the viaLink Company

99.7(3)	Certificate of Designation of the Relative Rights and Preferences of the Series F Convertible Preferred Stock of the viaLink Company

99.8(3)	Form of Warrant to Purchase Shares of Common Stock of The viaLink Company.

(1)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated April 10, 2003.

(2)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated May 26, 2004.

(3)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated May 27, 2004.