Form 10KSB/A
period 2003-12-31
VIALINK CO
filed 2004-10-13
CIK 1017137

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB/A

(Amendment Number 2)
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

SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 12th day of October, 2004.

THE VIALINK COMPANY
(Registrant)

By:	/s/ ROBERT I. NOE

Robert I. Noe
Chief Executive Officer

By:	/s/ BRIAN M. CARTER

Brian M. Carter
Vice President, Chief Financial Officer
(principal financial and accounting officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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