Form 10QSB
period 2004-09-30
VIALINK CO
filed 2004-11-15
CIK 1017137

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

Commission file number: 000-21729

The viaLink Company

(Exact Name of Registrant as Specified in its Charter)

Delaware (State of Other Jurisdiction Incorporation or Organization)	73-1247666 (I.R.S. Employer Indemnification No.)

13155 Noel Road, Suite 350 Dallas, Texas (Address of Principal Executive Offices)	75240 (Zip Code)

(972) 934-5500
(Issuer’s Telephone Number, Including Area Code)

     Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes [X] No [  ]

     As of September 30, 2004, the last business day of the registrant’s most recently completed fiscal quarter, the aggregate market value of the voting common stock of the registrant held by non-affiliates of the registrant (affiliates for these purposes being Registrant’s directors, executive officers and holders of more than 5% of Registrant’s common stock on such date) computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity on that date was $8.5 million. As of November 12, 2004, the issuer had 207,196,618 outstanding shares of Common Stock.

PART 1 — FINANCIAL INFORMATION

ITEM 1. Financial Statements

THE VIALINK COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS
December 31, 2003 and September 30, 2004

	December 31,	September 30,
	2003	2004
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$161,663	$161,029
Accounts receivable — trade, net of allowance for doubtful accounts of $135,000 in 2003 and $140,000 in 2004	885,860	884,110
Prepaid expenses and other current assets	165,831	54,308

Total current assets	1,213,354	1,099,447
Furniture, equipment and leasehold improvements, net	158,112	74,198
Other assets	60,197	330,092

Total assets	$1,431,663	$1,503,737

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$849,090	$571,578
Deferred revenues	85,079	32,068
Notes payable, net of discount of $1,067,000 in 2003 and $843,000 in 2004	3,358,349	6,843,764
Current portion of capital lease obligations	229,549	—

Total current liabilities	4,522,067	7,447,410
Commitments and contingencies (Note 6)
Stockholders’ deficit:
Common stock, $.001 par value; 400,000,000 shares authorized; 181,573,035 and 207,196,618 shares issued and outstanding at December 31, 2003 and September 30, 2004, respectively	181,573	207,197
Series D Preferred stock, $.001 par value; 10,000,000 shares authorized; 831 shares issued and outstanding at December 31, 2003 and September 30, 2004	9,974,850	9,974,850
Additional paid-in capital	81,981,051	83,656,172
Accumulated deficit	(95,227,878)	(99,781,892)

Total stockholders’ deficit	(3,090,404)	(5,943,673)

Total liabilities and stockholders’ deficit	$1,431,663	$1,503,737

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE VIALINK COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended September 30, 2003 and 2004
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2003	2004	2003	2004
Revenues:
Subscription	$969,533	$1,226,099	$2,548,103	$3,611,455
Implementation	155,650	85,442	370,641	221,958

Total revenues	$1,125,183	$1,311,541	$2,918,744	$3,833,413
Operating expenses:
Customer operations	1,003,186	854,764	3,072,265	2,530,731
Development	393,890	369,723	1,377,767	1,172,672
Selling and marketing	348,833	189,652	1,355,465	584,592
General and administrative	736,732	350,245	2,069,622	1,032,987
Non-cash stock compensation	—	—	112,500	81,250
Depreciation and amortization	130,103	11,979	502,827	126,217

Total operating expenses	2,612,744	1,776,363	8,490,446	5,528,449

Loss from operations	(1,487,561)	(464,822)	(5,571,702)	(1,695,036)
Interest expense, net	(1,427,192)	(599,675)	(2,128,741)	(2,858,978)

Net loss	(2,914,753)	(1,064,497)	(7,700,443)	(4,554,014)
Dividends on preferred stock:
Value of warrants and beneficial conversion	—	—	(1,260,000)	—
Stated dividends	—	(305,895)	—	(911,035)

Net loss applicable to common stock	$(2,914,753)	$(1,370,392)	$(8,960,443)	$(5,465,049)

Net loss applicable to common stock per common share — Basic and diluted	$(0.02)	$(0.01)	$(0.05)	$(0.03)

Weighted average common shares outstanding — Basic and diluted	178,199,016	199,358,010	174,190,624	191,174,400

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE VIALINK COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Nine Months Ended September 30, 2004
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amounts	Shares	Amounts	Capital	(Deficit)	Total
Balance, December 31, 2003	831	$9,974,850	181,573,035	$181,573	$81,981,051	$(95,227,878)	$(3,090,404)
Stock issued under employee stock purchase and option plans			1,320,949	1,321	84,652		85,973
Exercise of stock purchase warrants			499,124	499	(499)		—
Value assigned to warrants issued in connection with the issuance of Notes Payable and beneficial conversion feature of the Notes Payable					1,634,465		1,634,465
Reclassification of warrants					(463,131)		(463,131)
Interest paid in-kind with common stock			7,092,635	7,093	436,345		443,438
Placement agent fees paid in common stock			1,914,846	1,915	(1,915)		—
Dividends on Preferred Stock:
Stated dividends					(911,035)		(911,035)
Stated paid in-kind with common stock			14,796,029	14,796	896,239		911,035
Net loss						(4,554,014)	(4,554,014)

Balance, September 30, 2004	831	$9,974,850	207,196,618	$207,197	$83,656,172	$(99,781,892)	$(5,943,673)

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE VIALINK COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2003 and 2004
(unaudited)

	2003	2004
Cash flows from operating activities:
Net loss	$(7,700,443)	$(4,554,014)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	913,425	126,217
Non-cash stock compensation	112,500	81,250
Non-cash interest expense, notes payable	2,098,891	2,825,187
Increase (decrease) in cash for changes in:
Accounts receivable, net	137,972	1,750
Prepaid expenses and other assets	97,827	111,523
Accounts payable and accrued liabilities	(321,204)	(277,512)
Deferred revenue	49,062	(53,011)

Net cash used in operating activities	(4,611,970)	(1,738,610)

Cash flows from investing activities:
Direct acquisition costs (Note 9)	—	(269,895)
Capital expenditures	—	(42,303)

Net cash used in investing activities	—	(312,198)

Cash flows from financing activities:
Proceeds from issuance of notes payable	3,700,000	2,275,000
Proceeds from issuance of preferred stock	1,260,000	—
Payments, capital lease obligation	(104,160)	(229,549)
Proceeds from exercise of stock options, warrants and stock purchase plans	14,636	4,723
Payments of placement agent fees, notes payable	(309,500)	—
Payments of offering and registration costs	(35,655)	—

Net cash provided by financing activities	4,525,321	2,050,174

Net increase (decrease) in cash and cash equivalents	(86,649)	(634)
Cash and cash equivalents, beginning of period	561,617	161,663

Cash and cash equivalents, end of period	$474,968	$161,029

Supplemental schedule of non-cash activities:
Interest on notes payable paid in-kind with common stock	$100,397	$443,438

Dividend on preferred stock paid in common stock	$—	$911,035

Placement agent fees paid, issuance of notes payable	$—	$138,000

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

     Our independent registered public accounting firm has issued their Report of Independent Registered Public Accounting Firm on the Company’s consolidated financial statements for the fiscal year ended December 31, 2003 with an explanatory paragraph regarding the Company’s ability to continue as a going concern. We have generated net losses for the years ended December 31, 2001, 2002 and 2003 and have generated an accumulated deficit of $99.8 million as of September 30, 2004. We have incurred operating losses and negative cash flow in the past and expect to incur operating losses and negative cash flow for the remainder of 2004. We continue to pursue sales efforts with smaller suppliers however we continue to experience delays. The signing of these suppliers is dependent upon the success of our retailer customers’ ‘community development’ activities. Additionally, we continue to focus our sales efforts on leading customers, particularly retailers, each of which could have a greater incremental effect on increasing subscription revenues. An increase in the number of leading customers is critical to generating positive cash flow from operations and creating sales opportunities through ‘community development’.

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

     Operating results for the nine month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2004.

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

     The following table displays the effect on net loss and loss per share had the fair value method been applied during each of the following periods ended September 30,:

	Three months ended September		Nine months ended September
	30,:		30,:
	2003	2004	2003	2004
Basic:
Net loss applicable to common stock, as reported	$(2,914,753)	$(1,370,392)	$(8,960,443)	$(5,465,049)
Stock-based compensation included in the determination of net loss under APB No. 25	—	—	112,500	81,250
Stock-based compensation to be included the determination of net loss under SFAS No. 148	(309,500)	(97,000)	(1,784,500)	(368,500)

Pro-forma net loss	$(3,224,253)	$(1,467,392)	$(10,632,443)	$(5,752,299)

Net loss applicable to common stock, per common share:
As reported	$(0.02)	$(0.01)	$(0.05)	$(0.03)
Pro-forma	$(0.02)	$(0.01)	$(0.06)	$(0.03)

4. Reconciliation for Basic and Diluted Earnings per Share (“EPS”)

     A reconciliation of the numerators and the denominators used in the calculation of earnings (loss) applicable to common stock per share is as follows for the three month periods ended September 30,:

	Three months ended September		Nine months ended September
	30,:		30,:
	2003	2004	2003	2004
Basic:
Net loss applicable to common stock	$(2,914,753)	$(1,370,392)	$(8,960,443)	$(5,465,049)
Weighted average common shares outstanding	178,199,016	199,358,010	174,190,624	191,174,400

Net Loss per common share	$(0.02)	$(0.01)	$(0.05)	$(0.03)

Diluted:
Net loss applicable to common stock	$(2,914,753)	$(1,370,392)	$(8,960,443)	$(5,465,049)
Weighted average common shares outstanding	178,199,016	199,358,010	174,190,624	191,174,400
Add: Net effect of dilutive potential shares	—	—	—	—

	178,199,016	199,358,010	174,190,624	191,174,400

Net Loss per share applicable to common stock	$(0.02)	$(0.01)	$(0.05)	$(0.03)

     For the nine months ended September 30, 2004, we had outstanding (a) options to purchase 13,706,895 shares at a weighted average exercise price of $1.04, (b) 83.1 million shares of common stock to be issued upon the conversion of our Series D Preferred Stock at a conversion price of $0.12 per share, (c) $6.8 million of convertible notes payable which could be converted into common stock and (c) warrants to purchase common shares at exercise prices in the following table. These securities were outstanding but were not included in the computation of diluted earnings per share because the effect of these outstanding options, stock issuable upon conversion of Preferred Stock and warrants would be antidilutive.

Underlying Common Shares	Exercise Price
445,184	$0.001
27,500,000	0.10
27,250,000	0.12
100,000	0.15
50,000	0.30
59,029	10.16

     For the nine months ended September 30, 2003, we had outstanding (a) options to purchase 15,398,350 shares at a weighted average exercise price of $2.86, (b) 84.1 million shares of common stock to be issued upon the conversion of our Series D Preferred Stock at a conversion price of $0.12 per share and (c) warrants to purchase common shares at exercise prices in the following table.

These securities were outstanding but were not included in the computation of diluted earnings per share because the effect of these outstanding options, stock issuable upon conversion of Preferred Stock and warrants would be antidilutive.

Underlying Common Shares	Exercise Price
1,941,077	$0.001
18,500,000	0.12
100,000	0.15
50,000	0.30
59,029	10.16

     5. Accounts Payable and Accrued Liabilities

     Accounts payable and accrued expenses at December 31, 2003 and September 30, 2004 consisted of the following:

	December 31, 2003	September 30, 2004
Accounts payable	$309,852	$286,013
Accrued employee compensation	317,014	169,909
Accrued rent and other occupancy expenses	100,000	—
Accrued professional fees and contract labor	80,990	69,751
Other accrued expenses	41,234	45,905

Total accounts payable and accrued liabilities	$849,090	$571,578

6. Income Taxes

     We are required to record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax asset depends on our ability to generate sufficient taxable income in the future. We have recognized a full valuation allowance for the amount of net deferred tax asset at December 31, 2003 and September 30, 2004 since the Company resembles a development stage company and has no history of profitability.

7. Series D Convertible Preferred Stock

     On February 5, 2003, we completed the second of two closings for the sale of $4.5 million of Series D Convertible Preferred Stock to SDS Merchant Fund, L.P. and other purchasers. The second closing resulted in proceeds of $1,260,000 and the issuance of 105 shares of Series D Convertible Preferred Stock. Each share of Series D Convertible Preferred Stock has a face value of $12,000 and is convertible into our Common stock at $0.12 per share.

     Additionally, in accordance with the Purchase Agreement, we issued warrants to purchase 50,000 shares of our common stock for each share of Series D Convertible Preferred Stock issued. On February 5, 2003, we issued warrants to purchase a total 5.3 million shares of common stock which were exercised immediately at a nominal exercise price of $0.001.

     The Series D Convertible Preferred Stock, par value $.001 per share, is convertible into shares of our common stock in the manner, and upon the terms, provisions and conditions set forth in the Certificate of Designation of the Series D Convertible Preferred Stock. The conversion price of the Series D Convertible Preferred Stock is subject to certain adjustments under the terms of the Certificate of Designation. The proceeds from issuance of the Series D Convertible Preferred Stock and Warrant issued and the fair value of the warrants issued to the holders of the Series B and Series C Preferred Stock has been allocated to each instrument based on their relative fair values. Additionally, the Series D Convertible Preferred Stock includes a beneficial conversion ratio at the issuance date. The fair value of the Warrants and the intrinsic value of the beneficial conversion ratio has been deemed a dividend to holders of the Preferred Stock and considered a non-cash dividend to the Series D Convertible Preferred Stock shareholders recorded during the first quarter of 2003 and has been included in the determination of net loss applicable to common stock for the nine months ended September 30, 2003.

8. Notes Payable

     Beginning on April 9, 2003, and continuing through the date of this report we have received working capital funding from certain existing shareholders. During the nine months ended September 30, 2004 we received proceeds totaling $2.3 million. Subsequent to September 30, 2004, we have received an additional $150,000.

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

     Additionally, in May 2004 the Company received funding commitments for additional $2.75 million. $1,250,000 was funded through 10% secured promissory notes during through September 30, 2004 and an additional $150,000 was funded subsequent to September 30, 2004. The secured promissory notes will automatically convert into our Series F Preferred Stock upon the closing of the merger. The remaining Series F will be funded at the closing of the merger. In connection with the issuance of these notes, viaLink has agreed to issue warrants to purchase 27.5 million shares of common stock with an exercise price of $0.10 to the providers of this funding. The Series F Preferred Stock will have an initial conversion price $0.10 per share. Under the terms of the Series F, the Series F will automatically convert into a qualified equity financing that results in at least $3 million of gross proceeds to the merged company. It is expected that the terms of the Series F will allow for its inclusion within the equity section of the Company’s balance sheet.

     The proceeds from issuance of the May 2004 secured promissory notes payable, the beneficial conversion ratio at the issuance date and warrants were allocated to each instrument based on their relative fair values. The fair value of the warrants is considered a non-cash debt discount and was recorded as equity upon issuance. The debt discount is being amortized as interest over the life of each of the notes payable. The debt discount was recorded at the date of each issuance and the amortization of the debt discount is included in the determination of net loss as interest expense beginning in the second quarter 2004. As the secured promissory notes are convertible into Series F Preferred Stock, which is in turn convertible into common stock, and the ultimate terms of the conversion will not be known until the consummation of the merger, the fair value of the conversion feature was estimated and recorded as an embedded derivative. The fair value of the derivative associated with these notes have been marked to market as of September 30, 2004 and any changes in market value have been included in interest expense. The fair value of the derivative associated with these notes will continue to be marked to market and any changes in market value have been included in interest expense until the date the merger is completed and the notes are converted into equity based securities.

     The proceeds from issuance of the August secured promissory notes payable, the beneficial conversion ratio at the issuance date and warrants were allocated to each instrument based on their relative fair values. The fair value of the warrants is considered a non-cash debt discount and was recorded as a liability upon issuance because the number of the Company’s authorized but unissued shares was insufficient to satisfy the maximum number of shares that could be required to settle warrants. The debt discount is being amortized as interest over the life of each of the notes payable. The debt discount was recorded at the date of each issuance and the amortization of the debt discount is included in the determination of net loss as interest expense beginning in the second quarter 2004. As the secured promissory notes are convertible into Series F Preferred Stock, which is in turn convertible into common stock, and the ultimate terms of the conversion will not be known until the consummation of the merger, the fair value of the conversion feature was estimated and recorded as an embedded derivative. The fair value of the derivative and warrant liability associated with these notes have been marked to market as of September 30, 2004 and any changes in market value have been included in interest expense. The fair value of the derivative associated with these notes will continue to be marked to market and any changes in market value have been included in interest expense until the date the merger is completed and the notes are converted into equity based securities.

     Pursuant to EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, paragraph 10, we reassessed the classification of all contracts as of September 30, 2004. As a result of voluntary issuances of stock on September 30, 2004, the number of authorized but unissued shares with insufficient to satisfy the maximum number of shares that could be required to settle warrants issued with the May 2004 secured promissory notes payable. These warrants were initially classified as equity upon issuance of the notes and were reclassified to a liability at September 30, 2004. The change in fair value of the warrants during the period the warrants were classified as equity was $146,000 and was accounted for an adjustment to stockholders’ equity. These warrants will be marked to fair value and any changes in fair value will be included in interest expense.

9. Definitive Merger Agreement

     On May 26, 2004, the Company entered into a definitive agreement and plan to merge with Prescient Systems, Inc. Pending stockholder and regulatory approval, viaLink will acquire all outstanding shares of Prescient in a stock-for-stock transaction. Under terms of the merger agreement, the security holders of Prescient would receive approximately 45% of the combined company’s outstanding fully-converted shares at closing and the security holders of viaLink would continue to hold the remaining 55% of the combined company’s outstanding fully-converted shares at closing. At closing, viaLink will change its name and corporate identity to Prescient Applied Intelligence. Closing of the transaction is conditioned upon the approval of Prescient’s and viaLink’s stockholders, as well as other customary closing conditions and is expected to occur in the fourth quarter of 2004. The Company’s financial statements as of September 30, 2004 do not include the results of operations of Prescient.

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

Critical Accounting Policies

     The Securities and Exchange Commission (“SEC”) recently released Financial Reporting Release No. 60, which requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. In addition, Financial Reporting Release No. 61 was recently released by the SEC to require all companies to include a discussion to address, among other matters, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments. The Company’s significant accounting policies and methods used in the preparation of the Consolidated Financial Statements are discussed in Footnote 1 of the Notes to Consolidated Financial Statements. The following is a listing of the Company’s critical accounting policies and a brief discussion of each:

•	Allowance for doubtful accounts;

•	Revenue recognition;

•	Asset impairment; and

•	Debt discount and beneficial conversion feature

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

Results of Operations

     Comparison of the Three Months Ended September 30, 2003 (“2003”) to the Three Months Ended September 30, 2004 (“2004”)

     Revenues. Our revenues are comprised of revenues for subscriptions to our services and implementation revenues. The following table sets forth for the periods indicated the components of revenue included in our consolidated statements of operations:

	2003	2004
Revenues:
Subscription	$969,533	$1,226,099
Implementation	155,650	85,442

Total revenues	$1,125,183	$1,311,541

     Subscription revenues have increased 26% from 2003 to 2004. This increase is due to increases in the number of subscribers to our services and increases in our subscription rates. Continued subscription revenue growth is dependent upon the number of subscribers to our services and how many trading partners with which they are exchanging data (“connections”) and is also dependent upon increasing the number of connections between our existing customers and adding new customers. The rate at which the connections increase can vary significantly from customer to customer depending upon each customer’s deployment strategy. Historically, our retailer customers have been better able to assist us in increasing the number of connections. During the second quarter of 2003 we executed an agreement with AutoZone which became one of our 5 largest customers. The addition of AutoZone creates an additional market for our advanced commerce services and we expect increases in the number of automotive supplier customers purchasing implementation and subscription services.

     Implementation revenues decreased 45% from 2003 to 2004. The decrease is due to continuing decreases in the number of larger implementations being performed. Our implementation projects continue to decrease in size and duration yielding fewer larger implementation fees however we believe that this accelerates our opportunity for growth in subscription revenues.

     Customer Operations. Customer operations expense consists of personnel costs associated with implementation, consulting and other services and costs of operating, maintaining and accessing our technical operations and hosting facilities. Customer operations expense also includes the cost of providing support and maintenance to customers. Our customer operations expense decreased from $1,003,000 in 2003 to $855,000 in 2004. This decrease is due primarily to a decrease of $17,000 in personnel costs, a decrease of $14,000 in expenses related to our operations platform at Hewlett-Packard and a $122,000 decrease in amortization of software costs previously capitalized. Our customer operations team consisted of 21 at September 30, 2004 compared to 22 people at September 30, 2003. We expect customer operations expenses to remain at this level into the fourth quarter of 2004.

     Development. Development expense includes personnel and contract labor costs and professional fees incurred for product development, enhancements, upgrades, quality assurance and testing. Our development expenses decreased from $394,000 in 2003 to $370,000 in 2004. This decrease is due to decreases in personnel costs of $16,000. Our development team consisted of 15 people at September 30, 2004 as compared to 16 people at September 30, 2003. We are continuously undertaking various projects to expand the functionality of our services and we expect the continuance of these expenses for the foreseeable future.

     Selling and Marketing. Selling and marketing expense consists primarily of personnel costs, travel, seminars and technical conferences, and limited advertising and public relations programs. Selling and marketing expense decreased from $349,000 in 2003 to $190,000 in 2004. This decrease is due to decreases in personnel costs of $174,000 and a decrease of $15,000 in travel expenses offset in part by an increase of $40,000 in advertising and promotion costs related to industry event sponsorships during 2004. Our sales and marketing team included 2 people at September 30, 2004 as compared to 5 people at September 30, 2003. We expect our selling and marketing expenses to remain at this level in the fourth quarter as we continue to increase our participation in industry activities and other growth opportunities.

     General and Administrative (G&A) . G&A expense consists primarily of the personnel and other costs for the administration of the company’s financial and human resources requirements and the fees and expenses associated with legal, accounting and other services. G&A expense decreased from $737,000 in 2003 to $350,000 in 2004. G&A expenses decreased due to a $22,000 decrease in personnel costs, a $60,000 decrease in rent expense for our corporate office and a decrease of $83,000 in insurance and other professional fees. G&A expense in 2003 includes expenses of $247,000 recorded for certain severance agreements with employees that were terminated in 2003. We expect our G&A expenses to increase in the fourth quarter of 2004 primarily due to increased professional fees for audit and legal services and other expenses incurred related to the completion of the merger with Prescient Systems, Inc.

     Depreciation and Amortization. Depreciation and amortization expense decreased from $130,000 in 2003 to $12,000 in 2004. This decrease reflects the complete depreciation of certain long-lived assets and decreases in capital expenditures in 2003 and 2004 and is expected to remain at this level.

     Interest expense, net. Interest expense represents the non-cash interest expense for the amortization of the initial debt discount recorded for each of our notes payable, changes in fair value of the embedded derivatives and warrant liability and interest expense on our capital lease with HP. The debt discount is being amortized over the life of each note and is expected to continue for the remainder of 2004.

     Dividends on Preferred Stock. Dividends on Preferred Stock includes the dividends on our Series D Convertible Preferred Stock which accrued dividends at 8% per annum in 2003 and increased to 12% on January 1, 2004.

     Comparison of the Nine Months Ended September 30, 2003 (“2003”) to the Nine Months Ended September 30, 2004 (“2004”)

     Revenues. Our revenues are comprised of revenues for subscriptions to our services and implementation revenues. The following table sets forth for the periods indicated the components of revenue included in our consolidated statements of operations:

	2003	2004
Revenues:
Subscription	$2,548,103	$3,611,455
Implementation	370,641	221,958

Total revenues	$2,918,744	$3,833,413

     Subscription revenues have increased 42% from 2003 to 2004. This increase is due to increases in the number of subscribers to our services and increases in our subscription rates. Continued subscription revenue growth is dependent upon the number of subscribers to our services and how many trading partners with which they are exchanging data (“connections”) and is also dependent upon increasing the number of connections between our existing customers and adding new customers. The rate at which the connections increase can vary significantly from customer to customer depending upon each customer’s deployment strategy. Historically, our retailer customers have been better able to assist us in increasing the number of connections. During the second quarter of 2003 we executed an agreement with AutoZone which became one of our 5 largest customers. The addition of AutoZone creates an additional market for our advanced commerce services and we expect increases in the number of automotive supplier customers purchasing implementation and subscription services.

     Implementation revenues decreased 40% from 2003 to 2004. The decrease is due to continuing decreases in the number of larger implementations being performed. Our implementation projects continue to decrease in size and duration yielding fewer larger implementation fees however we believe that this accelerates our opportunity for growth in subscription revenues.

     Customer Operations. Customer operations expense consists of personnel costs associated with implementation, consulting and other services and costs of operating, maintaining and accessing our technical operations and hosting facilities. Customer operations expense also includes the cost of providing support and maintenance to customers. Our customer operations expense decreased from

$3,072,000 in 2003 to $2,531,000 in 2004. This decrease is due primarily to a decrease of $23,000 in personnel costs, a decrease of $38,000 in travel costs, a decrease of $88,000 in expenses related to our operations platform at Hewlett-Packard and a $398,000 decrease in amortization of software costs previously capitalized.

     Development. Development expense includes personnel and contract labor costs and professional fees incurred for product development, enhancements, upgrades, quality assurance and testing. Our development expenses decreased from $1,378,000 in 2003 to $1,173,000 in 2004. This decrease is due to decreases in personnel costs of $180,000 and decreases in telecommunications and other equipment expenses of $23,000. Our development team consisted of 15 people at September 30, 2004 as compared to 16 people at September 30, 2003.

     Selling and Marketing. Selling and marketing expense consists primarily of personnel costs, travel, seminars and technical conferences, and limited advertising and public relations programs. Selling and marketing expense decreased from $1,355,000 in 2003 to $585,000 in 2004. This decrease is due to decreases in personnel costs of $671,000, a decrease of $25,000 in advertising and promotion costs and a decrease of $64,000 in travel and telecommunications expenses. Our sales and marketing team included 2 people at September 30, 2004 as compared to 5 people at September 30, 2003.

     General and Administrative (G&A) and non-cash stock compensation. . G&A expense consists primarily of the personnel and other costs for the administration of the company’s financial and human resources requirements and the fees and expenses associated with legal, accounting and other services. G&A expense decreased from $2,070,000 in 2003 to $1,033,000 in 2004. G&A expenses decreased due to a $305,000 decrease in personnel costs, a decrease of $49,000 in printing for the proxy and other annual meeting costs, a $180,000 decrease in rent expense for our corporate office and a decrease of $296,000 in insurance and other professional fees. G&A expense in 2003 includes expenses of $346,000 recorded for certain severance agreements with employees that were terminated in 2003. Non-cash stock compensation of $112,500 and $81,250 during 2003 and 2004, respectively, was included in the statement of operations for restricted stock grants during the period.

     Depreciation and Amortization. Depreciation and amortization expense decreased from $503,000 in 2003 to $126,000 in 2004. This decrease reflects the complete depreciation of certain long-lived assets and decreases in capital expenditures in 2003 and 2004 and is expected to remain at this level.

     Interest expense, net. Interest expense represents the non-cash interest expense for the amortization of the initial debt discount recorded for each of our notes payable, changes in fair value of the embedded derivatives and warrant liability and interest expense on our capital lease with HP. The debt discount is being amortized over the life of each note and is expected to continue for the remainder of 2004.

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

     Additionally, the Series D Convertible Preferred Stock accrues dividends at 8% per annum and increased to 12% on January 1, 2004.

Liquidity and Capital Resources

     Our principal potential sources of liquidity are cash on hand, cash generated from current revenues and cash provided from financing activities. As of September 30, 2004, we had cash and cash equivalents of $161,000.

     During the nine months ended September 30, 2004, we used $1.7 million in operating activities compared to using $4.6 million during the nine months ended September 30, 2003. Cash used in operating activities during 2004 reflects a net loss of $4.6 million. Cash used in operating activities also reflects, $0.1 million of depreciation and amortization, $0.1 million of non-cash stock compensation and $2.8 million of non-cash interest expense. Additionally, the company used cash for working capital changes of $0.2 million, primarily accounts payable.

     During the nine months ended September 30, 2004, we used approximately $312,000 in investing activities reflecting capital expenditures for improvements to our office space and direct acquisition costs incurred through September 30, 2004 related to our merger with Prescient Systems, Inc. We made no capital expenditures in 2003.

     During the nine months ended September 30, 2004, financing activities provided net cash of $2.1 million, primarily the result of the issuance of $2.3 million in notes payable to existing shareholders less the payments made on our capital lease obligations with Hewlett-Packard.

     During the nine months ended September 30, 2003, financing activities provided net cash of $4.5 million, primarily the result of the issuance of $3.7 million in notes payable and the issuance of 105 shares of Series D Preferred Stock, less offering and registration costs.

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

     Our independent registered public accounting firm has issued their Report of Independent Registered Public Accounting Firm on the Company’s consolidated financial statements for the fiscal year ended December 31, 2003 with an explanatory paragraph regarding the Company’s ability to continue as a going concern. We have generated net losses for the years ended December 31, 2001, 2002 and 2003 and have generated an accumulated deficit of $99.8 million as of September 30, 2004. We have incurred operating losses and negative cash flow in the past and expect to incur operating losses and negative cash flow during the remainder of 2004. We have experienced delays in signing small supplier customers which were an important component of our expected implementation revenues. The signing of these suppliers is dependent upon the success of our retailer customers’ ‘community development’ activities. We continue to pursue sales efforts with the small suppliers and still believe that they will become subscribers to our services. We continue to focus our sales efforts on leading customers, particularly retailers, each of which could have a greater incremental effect on increasing subscription revenues. An increase in the number of leading customers is critical to generating positive cash flow from operations and creating sales opportunities through ‘community development’.

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

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 modifies the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS No. 150 requires that those instruments be classified as liabilities. SFAS

     No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period that began after September 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption did not have a material impact on our consolidated results of operations or financial position.

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

     We intend to continue our investment in and development of our services and technology. We have incurred significant operating losses and negative cash flow in the past and expects to incur similar operating losses and negative cash flow in the future. Our ability to fund our planned working capital and capital expenditures will depend largely upon our ability to obtain sufficient capital. Our future capital requirements will depend on a number of factors, including our:

•	services achieving market acceptance;

•	services producing a sustainable revenue stream;

•	working capital requirements; and

•	level of our investment in and development of our services and technology.

     We may not be able to obtain the additional capital resources necessary to satisfy our cash requirements.

     Whether or not the merger is consummated, we will require additional capital to continue to finance our business. If we cannot obtain adequate additional capital resources, we will be forced to curtail our planned business expansion, sell or merge our business, or commence bankruptcy proceedings. We may also be unable to fund our ongoing operations, including investment in and development of our services and technology, and expansion of our sales and marketing activities.

     We have received a “Going Concern” opinion from our independent registered public accounting firm.

     Our independent registered public accounting firm has modified their report on our consolidated financial statements for the fiscal year ended December 31, 2003, with an explanatory paragraph regarding our ability to continue as a going concern. Such an opinion by our independent registered public accounting firm may impact our dealing with third parties, such as customers, suppliers and creditors, because of concerns about our financial condition. Any such impact could have a material adverse effect on our business, operating results and financial condition.

     We have a history of operating losses and expect future operating losses.

     We have a history of operating losses, and we expect to incur net losses through 2004. We incurred net losses of approximately $24.5 million in 2001, $8.1 million in 2002 and $10.0 million in 2003. As of September 30, 2004, we had an accumulated deficit of approximately $99.8 million representing the sum of our historical net losses. We continue to expend significant resources to aggressively develop and market and deploy our services into an unproven market. There is a possibility that viaLink may never generate sufficient revenues to achieve or sustain profitability or generate positive cash flow.

     If our services fail to gain market acceptance, our business will be materially adversely affected.

     For the foreseeable future, we will derive virtually all of our revenues from implementation fees and subscription revenues from our viaLink services. We are just beginning to generate a significant amount of revenues from these services. A number of factors will determine whether our services achieve market acceptance,

•	including: competitive offerings;

•	performance and functionality of our services;

•	ease of adoption;

•	satisfaction of our initial subscribers; and

•	success of our marketing efforts.

     If market acceptance develops more slowly than expected, our business, operating results and financial condition will be seriously damaged.

     Our success is dependent upon a critical mass of leading retailers and suppliers subscribing to our services.

     Our success depends on a significant number of retailers subscribing to and using our services and linking with manufacturers, wholesalers and distributors over the Internet through our syncLink service and the viaLink Partner Package suite of services. viaLink cannot predict if, or when, a significant number of manufacturers, suppliers and retailers will subscribe to our services. To encourage purchasers to subscribe to and use our services, viaLink must offer a broad range of product, price and promotion information from a large number of suppliers through our syncLink service. However, to attract suppliers to subscribe to the syncLink service, viaLink must increase the number of retailers who use our services. If viaLink is unable to build a critical mass of retailers and suppliers, viaLink will not be able to benefit from a network effect where the value of our services to each subscriber significantly increases with the addition of each new subscriber. Our inability to achieve this network effect would reduce the overall value of our services to retailers and suppliers and, consequently, could seriously harm our business.

     Our sales cycle causes unpredictable variations and delays in our operating results.

     Our sales cycle has been, and may continue to be, unpredictable. Our sales cycle is also subject to delays because we have little or no control over customer-specific factors, including customers’ budgetary constraints and internal acceptance procedures. Consequently, we may spend considerable time and expense providing information to prospective customers about the use and benefits of our services without generating any corresponding revenue. The length of the sales pursuit makes it difficult to accurately forecast the quarter in which our implementation and subscription services will occur. This may cause our revenues from those services to be delayed from the expected quarter to a subsequent quarter, or quarters, or to vary from quarter to quarter. Furthermore, we have little or no control over customer-specific deployment plans, including but not limited to the expansion of the customer’s trading community. Our future revenue growth is dependent upon the addition of new customers and the expansion of our existing customers’ trading communities. As a result, our revenues and results of operations in any quarter may not meet market expectations or be indicative of future performance.

     We depend on suppliers timely updating their information for the success and accuracy of our services.

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

     Our customer base is concentrated and our success depends in part on our ability to retain existing customers and subscribers, and it has no long-term customer contracts.

     If one or more of our major customers were to substantially reduce or terminate their use of our services, our business, operating results and financial condition would be harmed. In 2003, viaLink derived 38% of our total revenues from our five largest customers. Our largest customer in 2003 accounted for approximately 12% of our total revenues. The amount of our revenues attributable to specific customers is likely to vary from year to year. We do not have long-term contractual commitments with any of our current customers, and our customers may terminate their contracts with little or no advance notice and without significant penalty. As a result, we cannot be certain that any of our current customers will be customers in future periods. A customer termination would not only result in lost revenue, but also the loss of customer references that are necessary for securing future customers.

     We are dependent upon the operation of Hewlett-Packard’s data center for the timely and secure delivery of our services.

     We use Hewlett-Packard’s data center as the host for our services. We are dependent on our continued relationship with Hewlett-Packard and on their data center for the timely and secure delivery of our services. If Hewlett-Packard’s data center fails to meet our expectations in terms of reliability and security, or if Hewlett-Packard, as our largest vendor, withdraws our support, our ability to deliver our services will be seriously harmed, resulting in the potential loss of customers and subscription revenue. Furthermore, if our relationship with Hewlett-Packard were terminated, we would be forced to find another service provider to host our services. Our current service agreement, as extended, expires on April 30, 2005. If we were required to transition to another service provider, the transition could result in interruptions of our services and could materially increase the cost of obtaining these services.

     We expect to face increased competition; if we are unable to compete successfully, our business will be harmed.

     Currently, we believe there is direct competition for less than 10% of our portfolio of electronic commerce services, however, it is possible that broader competition against the range of services it provides will develop and increase in the near future. If we face increased competition, we may not be able to sell our services on favorable terms. Furthermore, increased competition could reduce our market share or require it to reduce the price of our services. To achieve market acceptance and thereafter to increase our market share, we will need to continually develop additional services and introduce new features and enhancements. Our potential competitors may have significant advantages over us, including:

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

     The Web-based electronic commerce market is characterized by rapid changes due to technological innovation, evolving industry standards and changes in customer needs. Our future success will depend on our ability to continue to develop and introduce on a timely basis a variety of new services and enhancements that are responsive to technological change, evolving industry standards and customer requirements. Technological developments and products and services our competitors introduce may cause our existing services, and new technologies in which we invests, to become obsolete.

     Our current cost reduction efforts could severely limit our ability to maintain and grow our business.

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

     We started 2001 with 135 full-time employees and 20 contract workers who were engaged on viaLink projects on a full-time basis. As of June 30, 2003, we had 60 full-time employees. As of June 30, 2004, we had 44 full-time employees. Most current full-time employees are being compensated at rates from 10% to 15% less than in 2001, and members of management have foregone bonus payments of up to 60% of base compensation and have deferred base compensation for those periods by between 10% to 40% of their 2001 levels. Any deferred base salary was to be paid upon achieving positive cash flow from our operations or completing a transaction such as the merger. If we have to maintain these reduced rates of compensation, it is unlikely we will be able to retain all current employees and officers.

     The price of our common stock may decline due to shares currently eligible for future sale. Also, you will experience dilution in connection with the conversion of preferred stock and exercise of warrants.

     Sales of a substantial number of shares of common stock, or even the potential for such sales, could adversely affect the market price of the common stock and could impair our ability to raise capital through the sale of equity securities. As of September 30, 2004, we had 207,196,618 shares of common stock outstanding. These shares are freely tradable without restriction or further registration under the Securities Act unless purchased by our affiliates.

     Furthermore, at September 30, 2004, without giving effect to the consideration to be issued in our merger with Prescient Systems, Inc., an additional:

•	55.4 million shares of common stock were issuable upon the exercise of currently outstanding warrants;

•	83.1 million shares of common stock were issuable upon the conversion of currently outstanding preferred stock;

•	$7.0 million of which could be converted into shares of common stock upon the conversion of currently outstanding convertible notes payable.

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

     The Registrant filed a Current Report on Form 8-K, dated July 29, 2004, reporting pursuant to Item 5 of such Form that the Company reported results for the quarter ended September 30, 2004.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE VIALINK COMPANY
(Registrant)

	By:	/s/ ROBERT I. NOE

Robert I. Noe
Chief Executive Officer

Date: November 15, 2004

	By:	/s/ BRIAN M. CARTER

Brian M. Carter
Vice President, Chief Financial Officer
(principal financial and accounting officer)

Date: November 15, 2004

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