Form 10KSB
period 2004-12-31
Prescient Applied Intelligence, Inc.
filed 2005-03-31
CIK 1017137

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

Commission file number: 000-21729

PRESCIENT APPLIED INTELLIGENCE, INC.

F/K/A THE VIALINK COMPANY
(Name of Registrant as Specified in its Charter)

Delaware	73-1247666
(State of Other Jurisdiction	(I.R.S. Employer
Incorporation or Organization)	Indemnification No.)

1247 Ward Avenue	19380
West Chester, Pennsylvania	(Zip Code)
(Address of Principal Executive Offices)

(610) 719-1600
(Issuer’s Telephone Number, Including Area Code)
Securities registered under Section 12(b) of the Exchange Act:

Name of Each
Exchange
Title of Each Class	on Which Registered
None	N/A

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 par value
(Title of Class)

     Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes ☑ No ☐

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑

     The issuer’s revenues for the fiscal year ending December 31, 2004 were $5,174,499.

     As of December 31, 2004, the last business day of the registrant’s most recently completed fiscal year, the aggregate market value of the voting common stock of the registrant held by non-affiliates of the registrant (affiliates for these purposes being Registrant’s directors, executive officers and holders of more than 5% of Registrant’s common stock on such date) computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity on that date was $23.5 million. As of March 30, 2005, the issuer had 26,686,801 outstanding shares of Common Stock. This number, as well as all other share numbers in this Form 10-KSB, reflect the 1-for-20 reverse split of common stock effected on December 29, 2004.

     Transitional Small Business Disclosure Format: Yes ☐ No ☑

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for issuer’s 2005 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-KSB.

PART I

ITEM 1. Business

BUSINESS

Prescient Applied Intelligence, Inc. (f.k.a. The viaLink company) originally formed in 1985 as Applied Intelligence Group, an Oklahoma Corporation. In 1998, Applied Intelligence Group changed its name to The viaLink Company. In 1999, viaLink reorganized as a Delaware corporation. On December 31, 2004, viaLink merged with Prescient Systems, Inc. and changed its name to Prescient Applied Intelligence, Inc. References to “Prescient” or “the company” refer to Prescient Applied Intelligence, Inc. and its subsidiaries following the merger.

Historically, the viaLink operation provided advanced commerce solutions such as subscription-based, business-to-business electronic commerce services that enable companies in the consumer packaged goods and retail industries to efficiently manage their highly complex supply chain information. viaLink’s services include syncLink®, a service that allows manufacturers, wholesalers, distributors, sales agencies (such as food brokers) and retailers to communicate and synchronize item, price and promotion information in a more cost-effective and accessible way than is possible using traditional electronic and paper-based methods. The advanced commerce solutions enable companies to build on the foundation of synchronized data with more advanced e-commerce practices. The advanced commerce services, which were all built on the syncLink foundation, include distribuLinkSM for chain pricing data in multi-tier distribution channels, viaLinkSM invoicing, chainLinkSM scan sales visibility, and sbtLinkSM, the company’s scan-based trading service. These product offerings comprise the advanced commerce solutions of Prescient Applied Intelligence.

The Prescient Systems operation was founded in 1982 as Lucas, Bear and Associates, Inc. In 1996, the company was renamed Prescient Systems after a management buyout of Lucas, Bear & Associates, Inc. led by Jane Hoffer, Prescient Systems’ current president and CEO. In 2000, Prescient Systems acquired Proasis Ltd., a provider of Advanced Planning and Scheduling, or APS, software based in the United Kingdom.

Prescient Systems is a leading supplier of retailer-centric solutions such as supply chain planning software and services tailored to the consumer products industry. Prescient Systems’ applications have functionality that specifically addresses the consumer products industry’s particular concerns for retail-level forecasting, inventory replenishment, and production planning. Prescient Systems’ solutions help companies accurately forecast demand for specific products; plan and schedule production resources; enable information sharing across the supply chain; and measure the effectiveness of supply chain operations. The majority of Prescient Systems’ clients are mid-market manufacturers or distributors of consumer products, including food and beverage, consumer healthcare, household and beauty, and general merchandise. Prescient Systems delivers its products and services to over 100 clients located primarily in the United States. Prescient Systems’ offerings comprise the retailer-centric solutions of Prescient Applied Intelligence.

The combined organization provides retailer-centric solutions to suppliers and advanced commerce solutions to retailers. The combined company offers products that capture information at the point of sale, provide greater visibility into real-time demand and turn information into action across the entire supply chain.

INDUSTRY BACKGROUND

Advanced Commerce: Serving the CPG and Retail Industries

Historically, Prescient, through its viaLink operation, has targeted the consumer packaged goods (CPG) and retail industries in the U.S. which manufacture and distribute a wide variety of prepackaged items primarily sold in supermarkets, convenience stores, small grocery stores, mass merchandisers, warehouse clubs and chain drugstores. The movement of merchandise from manufacturer to retailer or operator is characterized by various multi-tiered distribution methods, such as direct-to-store deliveries and intermediate deliveries through wholesalers, distributors and retailer warehouses.

This distribution structure is commonly referred to as the “supply chain,” which begins and ends at the store shelf based on meeting the needs of the consumer.

The U.S. CPG and retail industries are very large and highly fragmented. According to the U.S. Census Bureau, the U.S. CPG, grocery, general merchandise and auto parts retail markets represent over $1.0 trillion in annual sales generated by over 300,000 retail locations. These retail locations and foodservice operators are supplied by over 20,000 manufacturers and over 50,000 wholesalers, distributors and brokers.

Significant item-specific variations and complexities characterize the CPG and retail industries. Items, prices and promotions are unique to each trading partner relationship within the supply chain, and different products can be authorized for sale at the specific store level. Product assortment, pricing and promotion can vary by geography, store size, or other demographics. Furthermore, item, price and promotion changes at every level of the supply chain can be very complex and time consuming for companies to manage. Prices and promotions can change as frequently as daily or weekly for certain products.

Prescient’s advanced commerce solutions, offered through its viaLink operation, provide its customers with an independent, secure “data of record” for item, price and promotion information, which they can agree upon as the official data for their commerce relationship. The advanced commerce solutions can be used to provide a neutral source of data to resolve disputes about prices, products and promotions between trading partners. The industry fragmentation, the complexity and frequency of change of item, price and promotion information, the lack of standardized data, and disparate nature of industry technology systems provide a tremendous opportunity for Prescient to prosper as a shared information intermediary.

Retailer-Centric Solutions: Serving Consumer Products Suppliers

Prescient, through its Prescient Systems’ operation, targets consumer products companies that produce or procure finished goods such as food, beverage, health and beauty products, and then sell their finished goods through retail channels. Prescient considers it necessary to look at both the retail and consumer products industries together, because it believes the trends in one industry have a significant impact on the other.

Retail is the second-largest industry in the United States both in number of establishments and number of employees. According to a 2004 retail industry profile, the US retail industry generates approximately $3.8 trillion in retail sales annually. Consolidation in the retail industry, resulting in one retailer alone having more than one million employees in the United States and generating more than $270 billion in annual sales in 2004, has created the pressures on price, inventory levels, and compliance issues that consumer products companies feel today.

As a result of this pressure, consumer products companies are continually seeking new ways to enhance the productivity of their enterprise business systems and processes. Prescient believes that those companies that effectively communicate, collaborate, and integrate with their suppliers, distributors, wholesalers, and retailers can realize significant competitive advantages in the form of lower costs and greater responsiveness.

Prescient believes that there has always been tension in the supplier-retailer relationship because of the tug-of-war over margins and competing goals. Companies with powerful brands tend to demand more shelf space from retailers. Powerful retailers demand ever-lower prices and strict compliance with packaging, delivery, and labeling requirements. According to industry analysts, the long-term survivors in the consumer products and retail industries will be those companies that work with their partners to best meet consumer needs.

Prescient expects that this will be accomplished through an emerging industry trend that analysts have labeled DDSN — the Demand-Driven Supply Network, alternately known as the Consumer-Driven Supply Network or Customer Focused Differentiation. Prescient’s label for this trend is retailer-centric planningSM, representing retailer-specific collaboration and planning programs that help suppliers meet the needs of their major trading partners.

In this type of collaborative planning, consumer products companies must have access to point-of-sale information, as well as the ability to analyze and react rapidly to the real-time demand signals contained in the data. Prescient’s retailer-centric solutions build on supply chain management concepts by integrating demand data (gathered at the point of sale) into the end-to-end supply chain network of consumers, retailers, consumer product manufacturers, distributors, and raw material suppliers.

Prescient’s retailer-centric software enables companies to take point-of-sale data received from retailers, and turn that into usable information. Increased visibility into POS activities should give suppliers the ability to anticipate better consumer demand. Therefore, suppliers can improve their forecasting accuracy and reduce inventory while maintaining customer service levels.

The combined organization, Prescient Applied Intelligence, offers a continuum of solutions that enhance collaboration between trading partners (retailers and consumer products manufacturers) from the point-of-sale through the entire supply chain.

SOLUTIONS

Advanced Commerce Solutions

Historically, Prescient’s advanced commerce solutions have been provided by viaLink. These subscription-based, business-to-business advanced commerce solutions were designed specifically to address the complexities and inefficiencies of the supply chain in the CPG and retail industries. The company’s solutions comprise a number of defined services, from item, price, and promotion synchronization through advanced trading partner collaboration processes.

The advanced commerce solution architecture is designed to operate across disparate technology platforms and item coding standards, and can be implemented and deployed rapidly. Instead of making multiple connections to reach many trading partners, customers make only a single connection, using their preferred method from a wide range of technologies, including standard Internet browsers, e-mail, highly sophisticated proprietary network infrastructures, standard EDI formats or Extensible Markup Language (XML), an emerging standard for the exchange of data over the Internet.

The company’s advanced commerce solutions provide suppliers and retailers with benefits throughout the business cycle from product introduction through invoicing and support, enhanced analysis and planning functions across business functions:

•	Reduced invoice discrepancies through synchronization of trading information, thereby reducing write-offs and the administrative costs associated with discrepancy resolution;

•	Reduced manual data entry and price book maintenance, thereby increasing overall administrative efficiency;

•	Improved ability to manage pricing and to protect gross margin in an environment with constantly changing prices;

•	Increased sales force productivity resulting from decreased time spent resolving errors and disputes and increased time actually selling;

•	Enhanced promotion effectiveness and ability to facilitate more efficient new product introductions due to greater trading information visibility;

•	Improved delivery and store receiving process; and

•	Increased sales from reducing out-of-stocks and improving replenishment processes.

The advanced commerce product offering consists of the following services:

syncLink — Item, Price, and Promotion Synchronization

syncLink offers manufacturers, distributors, wholesalers, and retailers one shared source for product attributes, price, and promotions, including new product introductions, authorizations, and de-authorizations unique to their trading relationships. The syncLink service replaces the multiple connections among retailers, operators and suppliers with a single electronic connection to a shared database. syncLink provides customers with a cost-effective, accurate, reliable, scaleable, and secure way to communicate and synchronize trading information. The syncLink database forms the foundation for other electronic commerce services.

distribuLink — Chain Pricing Reporting

distribuLink is a reporting service used in multi-tier distribution channels. It allows authorized manufacturers, wholesalers, distributors and retailers to share item, price and promotion information. distribuLink provides item and pricing information visibility through each level of multi-tiered distribution channels. For example, it enables a manufacturer to view prices and promotions offered on its products by its distributors to specific retailers.

viaLink Invoicing

viaLink Invoicing automates the creation of an invoice, based on the quantity of product delivered to the store and the price of record for the trading relationship in syncLink.

chainLink — Scan Sales Visibility

chainLink provides supply chain visibility to suppliers on a daily basis through the availability of POS data, by store, by product and by day.

sbtLink — Scan-Based Trading

sbtLink is a scan-based trading (SBT) service, which enables trading partners to transact business on items actually sold at the retail store scanner. Joint visibility to product movement in and out of the store and tools to support the new business processes involved in SBT enable increased delivery efficiencies, improved replenishment processes, reduced out-of-stocks and shrink settlement.

promoLinkSM — Scan Based Promotions

promoLinkSM supports scan based promotions, based on daily store and product level scan sales data and the promotion of record for the trading partnership in the viaLink database.

GDSN Solutions

These solutions allow clients to use the company as their agent to register products in the Uniform Code Council registry for Global Trade Identification Number (GTIN) compliance and to publish items to trading partners through the Global Data Synchronization Network (GDSN). The company’s clients do not have to go through an independent GDSN certification process and can reach both the advanced commerce and other trading communities in the GDSN with a single connection.

Prescient believes that the benefits of its advanced commerce solutions will attract leading retailers and suppliers to its community of CPG and retail industry participants. The company also believes that the addition of these retailers and suppliers will create a network effect that increases the value of its advanced commerce solutions to subscribers.

Retailer-Centric Solutions

Because of the increasing importance of collaboration between suppliers and their retail partners, and because of the need for suppliers to adapt their supply chain planning initiatives to the varying requirements of each of their key trading partners, Prescient refers to its suite of supply chain applications as retailer-centric solutions.

Following the merger, Prescient expanded its offerings to include its retailer-centric solutions that one finds in pre-defined bundled offerings made available by Prescient Systems. These bundles are packaged and priced to bring the modules together in the most commonly used configurations. The company offers it products through both traditional software licensing and subscription-based pricing. The product bundles consist of the following solutions:

•	Enterprise Demand Planning: Targeted toward a company that wishes to forecast and plan demand across the entire enterprise, integrating both internal and external inputs. These groups may include finance, marketing, operations, and sales as well as customers. Prospective users of enterprise demand planning normally want maximum flexibility in how they plan, including multiple customers, regions, and channels of distribution.

•	Distribution Planning Start Edition: Targeted to smaller companies who wish to plan a simple distribution network including demand, inventory, and replenishment plans. They desire a low cost of entry and have less interest in the capabilities of a full Demand Planning application to drive the distribution plan.

•	Enterprise Distribution Planning: Targeted toward a mid-sized company who wishes to plan a more complex distribution network, and therefore requires more sophistication in its demand plan.

•	Vendor Managed Inventory (VMI): Targeted toward a company that has an identified trading partner wishing to initiate a VMI program with them. Due to the simplified nature of the forecasting process in VMI relationships, the VMI bundle includes only the Demand Planning Start Edition. Companies may upgrade to the full Enterprise Demand Planning suite if they so desire.

•	Key Trading Partner Collaborative Planning: Targeted toward the prospective user that desires to forecast and analyze information for its one key customer. Key Trading Partner CP integrates information from the customer’s collaboration hub into a planning desktop. Whether the customer is a mega-store retailer or a regional drug store chain, the user will receive a retail roadmap specific to that customer, pre-mapped to the collaboration hub information, as part of this bundled application.

•	Line Sequencing (formerly Advanced Planning and Scheduling): Line Sequencing is a constraint-based production planning application, focused on the most pressing issue within a consumer products enterprise — the final packing lines. This product is targeted toward consumer product companies that can be multi-site and multi-user. This product can be employed enterprise wide or at a factory planning level.

STRATEGY

Advanced Commerce

The company’s objective has been to become the leading provider of advanced commerce services to companies deploying progressive retail distribution practices. Continuing the strategies implemented by its predecessor viaLink, the company is pursuing the following business strategies to help grow its advanced commerce market share:

• Target leading retailers and suppliers to create a network effect: The company’s intent is to create a network effect by targeting leading retailers and providing the services necessary to create efficiencies for these key participants. The company believes the adoption of its services by these companies will be an important endorsement for the rest of the retail industries. As a result of this network effect, the company believes the value of its services will increase with the addition of new trading partners, thereby increasing the overall value of its solution.

• Leverage being the first company to offer advanced commerce solutions and increase brand awareness: The company believes its position as the first company to offer the foundation of a synchronized, secure, shared database containing item, price and promotion information on which to deploy more advanced commerce services, provides it with the opportunity to attract a critical mass of retailers and suppliers. To increase the number of retailers and suppliers that use its services, the company intends to rapidly build awareness of its services by developing a compelling brand and value proposition.

• Expand service offerings: Given the significant complexities and inefficiencies prevalent in the CPG, grocery and retail supply chains, the company anticipates that suppliers and retailers will demand more advanced supply chain services to assist them in tracking sales, forecasting demand, replenishing inventory, and managing transactions based on point-of-sale data. syncLink allows the company to develop and deploy other value-added services that leverage the syncLink database and create efficiencies for its subscribers.

• Enter new markets: The company has pursued advanced commerce opportunities in other markets outside of the CPG and retail industries. The company has participated in different industry associations that afforded it much more access to new market prospects.

Retailer-Centric Solutions

The primary focus for retailer-centric solutions has been the consumer products industry. Through Prescient Systems, the company is implementing the following business strategies to help grow its market share:

•	Target middle market companies: The emphasis for retailer-centric solutions is on organizations in the $100 million to $750 million-revenue ranges. The company believes that the lower total cost of ownership and the ease of implementation associated with its supply chain products meet the needs of mid-market organizations that find themselves competing with Fortune 500 companies — without the same level of resources.

•	Provide comprehensive solutions that address pressing business issues: In addition to the company’s retailer-centric software, Prescient also provides implementation services, support and maintenance, education and training, and other services designed to fulfill all software-related needs. Through retailer-centric planningSM, Prescient believes it offers retailer-specific programs that help suppliers meet the needs of their multiple retail partners. The growing number of retailers, with their varying compliance requirements, places many demands on mid-size manufacturers and distributors. Prescient believes its solutions help to address these multiple demands.

•	Build strategic alliances and partnerships: Prescient believes it has selected strategic partnerships that will enhance the attraction of Prescient’s offerings to the mid-market consumer products industry. Prescient is a Microsoft Business Solutions ISV partner, has a joint partnership with Silvon Software, and recently announced a partnership with Vis.align.

•	Alignment with key industry associations: Prescient is actively engaged in the key consumer goods industry associations, including: RILA (Retail Industry Leaders Association), where Prescient is a participant of RILA’s Supply Chain Leadership Council; VCF (Vendor Compliance Federation), an organization dedicated to facilitating compliance between suppliers and their retail partners; NACDS (National Association of Chain Drug Stores), and PLMA (Private Label Manufacturer’s Association), where Prescient follows the trends of the fastest-growing market segment, store brands.

•	Movement toward subscription-based offerings: In addition to traditional software license sales, the company is moving towards a subscription-based pricing model that offers more competitive pricing to smaller companies with less capital; reduces the up-front investment that might prohibit a company from investing in software; and minimizes risk by allowing quarterly adjustments to modules/users.

TECHNOLOGY PLATFORM

Prescient’s advanced commerce technology platform is based on open architectures and industry standard technologies. The platform utilizes Oracle relational database technology and applications built with the Smalltalk object-oriented programming and development language. Smalltalk is a portable development and operational environment, well suited to manage mission-critical business applications.

Access to the company’s advanced commerce services is available through a variety of methods, including an Internet browser and sophisticated EDI using an XML-based interface. In order to maintain the security of its database, users do not have direct access to the underlying data stored in the Oracle database. Users connect to application programs, which interpret the requests for service, then connect to the Oracle database for access to the underlying data. The company expects to issue four advanced commerce releases on an annual basis, and expects to provide service packs with enhancements throughout the year.

Prescient’s advanced commerce services production operations are housed and hosted in Hewlett-Packard’s secure facility in Atlanta, Georgia. This facility is secured through a variety of technical and physical protection mechanisms, including a full-time professional security staff. The facility provides redundant infrastructure such as backup utilities and communication lines to support a high availability operation. The Hewlett-Packard servers hosting these services include fail-over capability, with redundant data storage and communications resources.

The Prescient Systems’ suite of retail-centric solutions is built on a common data model, has a common user interface, and offers an integration module that easily connects its applications with other enterprise applications such as enterprise resource planning (ERP) or customer resource management (CRM) systems. Supported database platforms include Oracle and SQL Server. The company expects to issue a major software release on an annual basis, and expects to provide service packs with enhancements throughout the year.

SALES AND MARKETING

Advanced Commerce

Historically, the advanced commerce business segment has employed a multi-tiered sales and marketing strategy consisting of direct and indirect sales force personnel to penetrate and influence potential customers. The sales and marketing team is responsible for generating sales leads, following-up on customer referrals, signing contracts with new customers and providing input into the company’s services and product development based on customer feedback and market data. Senior executives, particularly on larger key accounts, have been actively involved in the sales process. As of December 31, 2004, viaLink’s sales and marketing team consisted of two full-time employees.

The strategy around advanced commerce has been to create a network effect by targeting leading retailers and suppliers and providing the services necessary to create efficiencies for all participants. As a result of this network effect, the value to each participant using the advanced commerce services increases with the addition of each new participant, increasing the overall value of the solution. Consequently, the company’s best sales and marketing support often comes from its existing customers.

Retailer-Centric Solutions

Historically, the retailer-centric solutions have been sold through both a direct sales force and channel partners, organizations that resell the company’s products. As of December 31, 2004, Prescient Systems’ sales and marketing team consisted of seven full-time employees.

Direct: Prescient’s retailer-centric solutions direct sales operations are headquartered in West Chester, Pennsylvania, and includes field sales representatives in the Northeast, Midwest, Southeast, and the Southwest regions. In 2003 and 2004, approximately 70% and 97% respectively, of retailer-centric solutions license sales were sold through the direct sales force.

Partnerships: Prescient has entered into several strategic partnerships that are anticipated to drive additional revenue for the company, both domestically and internationally. In 2003 and 2004, approximately 30% and 3% respectively, of retailer-centric solutions licenses sales made by the company were sold through channel partners.

•	Microsoft: To further its penetration into the mid-market sector, Prescient is a Microsoft Business Solutions ISV partner, and is integrated with Microsoft’s mid-market enterprise resource planning (ERP) packages, including Axapta, Navision, and Great Plains.

•	Silvon Software: Prescient Systems announced a joint partnership with Silvon Software, Inc. on May 17, 2004, which combines Prescient Systems’ demand planning and forecasting solutions with Silvon’s enterprise performance management and business analytics software.

•	Vis.align: Prescient recently announced an exclusive business alliance with Vis.align, Inc., an industry-focused, full-service Microsoft Business Solutions reseller, consulting, technology and outsourcing firm.

Outbound Telemarketing: To augment the efforts of the direct sales force, the company uses a third-party telemarketing organization to make outbound telephone calls to its prospect database. It is the responsibility of the telemarketing organization to make the initial introduction, probe for and identify opportunity, and then turn the lead over to the appropriate sales representative.

Prescient’s marketing strategy is to focus on what it believes are the main concerns of retail trading partners. Prescient believes their primary objective is to better serve the consumer at the store shelf, which they accomplish through increased visibility of scan sales data, better demand planning and forecasting, increased service levels, and a more efficient supply chain.

To support this strategy, Prescient’s marketing programs include: aggressive public relations activities such as bi-monthly announcements, by-lined articles, company mentions in industry articles, and client testimonials; developing relationships with leading industry analysts; a monthly series of educational online seminars; development of a sophisticated database targeted at specific consumer products SIC codes within specific revenue ranges; monthly electronic communications to the database; targeted direct mail and electronic campaigns; and informative content on the company web site.

CLIENTS

Advanced Commerce

There are over 800 clients with over 1,100 unique points of supply or demand, using Prescient’s advanced commerce services. The clients represent manufacturers, wholesalers, distributors and retailers. Clients utilizing the company’s advanced commerce services represent the spectrum of the industry, from small suppliers and regional retail chains to large national customers whose names are well known.

The advanced commerce client base includes:

Retailers and Wholesalers: AutoZone, ExxonMobil, Farm Fresh, Harris Teeter, Martin’s Supermarkets, Meijer, Schnuck Markets, Shop N Save, Sunoco, Target, WinCo Foods and Winn-Dixie.

Suppliers: American Greetings, Bausch & Lomb, Bimbo Bakeries, Bob Evans Farms, Chicken of the Sea, Cook Communication Ministries, Coors Brewing Company, Dean Foods, Dreyer’s/ Edy’s Grand Ice Cream, Faultless/ Bon Ami, Flowers Foods, General Mills, George Weston Bakeries, Hallmark, I & K Distributors, Interstate Brands, Keebler, Marcal Paper Mills, Miller Brewing Company, Pepperidge Farm, Perfection Bakeries, Riviana Foods, Sara Lee Bakery Group, Schwan’s Consumer Brands, Snyder’s of Hanover, Tetley and Wise Foods.

On the advanced commerce side of the business, three customers individually accounted for 11%, 9% and 5% of the company’s total revenues in 2002; and 12%, 9% and 6% of its total revenues in 2003, 12%, 9% and 5% of its total revenues in 2004. Likewise, approximately 32%, 38% and 25%% of its total revenues were attributable to five clients in 2002, 2003 and 2004, respectively.

Retailer-Centric Solutions

The majority of the company’s retailer-centric solutions clients are manufacturers or distributors (suppliers) of consumer products, including food and beverage, consumer healthcare, household and beauty, and general merchandise. The client base for retailer-centric solutions includes:

Food and Beverage: Well’s Dairy, Cliffstar, Russell Stover, Tropicana, Rhodes International, J.M. Smucker Co., Bush Brothers, and Domino’s Pizza.

Consumer Healthcare, Household and Beauty: Wyeth, Rite Aid, FosterGrant, and Vi-Jon Laboratories.

General Merchandise: Franklin Electronic Publishers, LeSportsac, Binney & Smith, Rose Art Industries, BIC Corporation, Kaz Incorporated, SVG Distribution, Zondervan, Churchill China, PaperPak Products, and General Nutrition Corporation.

Retailer-centric solutions accounted for more than 10% of the total revenues for those offerings by Prescient Systems in 2002. One Prescient Systems customer accounted for 11% of its total revenues in 2003; and one customer accounted for 29% of the total revenues in 2004.

The retailer-centric solutions and services are delivered to over 60 clients located primarily in the United States. As of December 2004, geographically, 25% of Prescient Systems’ clients are located in the Northeast; 18% in the Midwest; 30% in the Southeast; 7% in the West; 4% in the Southwest; and 3% in the Northwest. Approximately 13% of its clients are located in the UK and are serviced through Prescient Systems’ UK subsidiary.

PRODUCT DEVELOPMENT AND ENHANCEMENT

Advanced Commerce

All development of advanced commerce services is conducted by an in-house staff that consists of development, quality assurance, technical writing and technical support personnel. Prescient’s predecessor, viaLink, initially introduced syncLink in 1997 and the company intends to continue to make significant investments in product development and enhancements to improve and extend its services. Growth of the advanced commerce services will require that the company continue to invest in its hardware platform, including additional servers, enterprise storage systems and additional backup and recovery capabilities.

Currently, the dynamic nature of the information technology industry places significant research and development demands on businesses that desire to remain competitive. Prescient’s future success, particularly its ability to achieve widespread market adoption, depends on the success of its product development and enhancement efforts in a timely manner. There are a number of risks and challenges involved in the development of new features and technologies that, if not successfully addressed, would harm the business.

Retailer-Centric Applications

All development of retailer-centric software products is conducted by an in-house staff that consists of development, quality assurance, technical writing and technical support personnel. The company’s retailer-centric application suite has been designed to meet the needs of mid-market manufacturers and distributors. These needs include ease of initial implementation, ease of use by the average worker, and a low cost of maintenance of the application set over time.

The retailer-centric application suite is built on a common data model, has a common user interface, and offers an integration module that easily connects the retailer-centric applications with other enterprise applications such as enterprise resource planning (ERP) or customer resource management (CRM) systems. Supported database platforms include Oracle and SQL Server. A major retailer-centric software release is anticipated once a year, typically in January, and service packs with enhancements are provided throughout the year.

PROPRIETARY RIGHTS

Prescient’s success and ability to compete are dependent upon its ability to develop and maintain the proprietary aspects of its technology and operate without infringing on the proprietary rights of others. The company relies primarily on a combination of copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect its proprietary rights and licensing arrangements to establish and protect its rights in its software. Because the software development industry is characterized by rapid technological change, Prescient believes that factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are very important to establishing and maintaining a technology leadership position in addition to the various legal protections available for its technology.

In the future, Prescient may receive notice of claims of infringement of other parties’ proprietary rights. Although Prescient does not believe that its products infringe on the proprietary rights of third parties, there can be no assurance that infringement or invalidity claims (or claims for indemnification resulting from infringement claims) will not be asserted or prosecuted against the company or that any such assertions or prosecutions will not materially adversely affect its business, operating results, or financial condition. Regardless of the validity or the successful assertion of such claims, defending against such claims could result in significant costs and diversion of resources with respect to the defense thereof, which could have a material adverse effect on the company’s business, operating results, or financial condition. In addition, the assertion of such infringement claims could result in injunctions preventing Prescient from distributing certain products, which could have a material adverse effect on its business, operating results, or financial condition. If any claims or actions are asserted against Prescient, the company may seek to obtain a license to such intellectual property rights. There can be no assurance, however, that such a license would be available on reasonable terms, or at all.

Prescient will continue to enter into license agreements with each of its customers for its retailer-centric solutions software. Each of the license agreements provides for a non-exclusive license of the software. The license agreements generally allow the use of its software solely by the customer for internal purposes without the right to sublicense or transfer the software to third parties. The contracts also contain strict confidentiality and non-disclosure provisions, a limited warranty covering the software and indemnification for the customer from any infringement action related to Prescient’s software.

Prescient requires employee and third-party non-disclosure and confidentiality agreements. Prescient seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. Prescient cannot be certain that others will not develop technologies that are similar or superior to its technology or design around the copyrights and trade secrets owned by the company. Prescient believes, however, that these measures afford only limited protection. Despite these precautions, it may be possible for unauthorized parties to copy portions of its software products, reverse engineer, or obtain and use information that Prescient regards as proprietary.

Although Prescient is not aware of any claims that it is infringing any proprietary rights of third parties, there can be no assurance that third parties will not claim infringement by Prescient in the future. Prescient expects that software product developers will increasingly be subject to infringement claims as the number of products and competitors in its industry segment grows and the functionality of products in different industry segments overlaps. Any infringement claims against Prescient, with or without merit, could be time consuming to defend, result in costly litigation, divert management’s attention and resources, cause product shipment delays or require Prescient to enter into royalty or licensing agreements. In the event of a successful claim of product infringement against Prescient, should Prescient fail or be unable to either license the infringed or similar technology or develop alternative technology on a timely basis, its business, operating results and financial condition could be materially adversely affected.

Prescient relies upon software that it licenses from third parties, including software that is integrated with its internally developed software and is used in its products to perform key functions. There can be no assurance that these third-party software licenses will continue to be available to Prescient on commercially reasonable terms. The loss of or inability to maintain any such software licenses could result in shipment delays or reductions until equivalent software could be developed, identified, licensed and integrated and could materially adversely affect its business, operating results and financial condition.

The success of the company’s retailer-centric solutions depends on its intellectual property. Prescient relies primarily on a combination of the protections provided by applicable copyright, trademark, and trade secret laws, as well as on confidentiality procedures and licensing arrangements, to establish and protect its rights in its retailer-centric software. Prescient enters into license agreements with each of its customers. Each of Prescient’s license agreements provides for non-exclusive license of the software. Prescient’s license agreements generally allow the use of its retailer-centric software solely by the customer for internal purposes without the right to sublicense or transfer the software to third parties. Prescient’s contracts also contain strict confidentiality and non-disclosure provisions, a limited warranty covering the software and indemnification for the customer from any infringement action related to the retailer-centric software.

Prescient has no patents or pending patent applications. Prescient seeks to protect its advanced commerce software, documentation, and other written materials for its advanced commerce products under the legal provisions relating to trade secret, copyright, and contract law.

Prescient believes that the foregoing measures afford only limited protection. Despite the company’s efforts, it may be possible for third parties to copy certain portions of its retailer-centric solutions or reverse engineer or obtain and use information that the company regards as proprietary. In addition, the laws of certain countries do not protect Prescient’s proprietary rights to the same extent as do the laws of the United States. Accordingly, there can be no assurance that Prescient will be able to protect its proprietary retailer-centric software against unauthorized third party copying or use, which could adversely affect the company’s competitive position. Policing unauthorized use of Prescient’s retailer-centric software products is difficult, and while the company is unable to determine the extent to which piracy of its software exists, software piracy can be expected to be a problem.

Furthermore, there can be no assurance that Prescient’s competitors will not independently develop a similar technology To what it offers.

On April 21, 2004, Prescient Systems sold to Ross Systems, Inc. (“Ross Systems”) a software license and object code that grants Ross Systems non-exclusive rights to copy, distribute, license and sublicense the following Prescient Systems software products: Release 6.0 and 5.0 of Demand Planning, Inventory Planning, Replenishment Planning, Optimized Orders, Sales Forecasting, Planning Portal, Advanced Planning and Scheduling (APS), Sales and Operations Planning and ABC Analyzer, as well as Release 4.5 of the Advanced Planning and Scheduling (APS) software. This license allows Ross Systems to use these products on a worldwide basis as a component program(s) within Ross Systems software product.

On March 30, 2001, Prescient Systems granted to webplan, Inc. a software license and provided object code as well as system and operational documentation for the following products: Demand Planning Versions 3.0, Forecast Planning Version 3.0 and API COM Version 1.0. Additionally, webplan received one year of maintenance and service in the initial payment. On June 30, 2004, Prescient Systems received notice that webplan no longer wished to continue maintenance and support. Prescient Systems is not aware of any efforts by webplan to market the licensed products that were sold to them; however, they have a perpetual right to the listed products above.

COMPETITION

Advanced Commerce

The business-to-business electronic commerce environment in which the advanced commerce solution is sold is still evolving and subject to rapid change. For example, the CPG and grocery industry is moving to an industry-wide standard approach of sharing data. In many ways, this is a more current version of the Electronic Data Interchange (EDI) approach of the last two decades. However, with the advent of newer technologies, more robust data exchange between trading partners is possible now than has been previously. There are new entrants to the competitive field for this piece of work, and Prescient must be capable of performing the work within this emerging environment in the manner it is being adopted. This initiative, while immature, affects its approach to sharing information throughout the industry on behalf of its customers.

Currently, the company’s advanced commerce solutions compete principally on the basis of the specialized nature and uniqueness of their services. Prescient believes the in-depth industry knowledge embedded in the functionality of the advanced commerce services, cost-effective subscription pricing, and the accessibility of its services to all potential clients in the industry are competitive advantages for the company. Additionally, Prescient believes that it has the most advanced electronic commerce solutions in production today built on synchronized item, price and promotion information.

Direct competition for advanced commerce services will continue to develop and increase in the future, developing from several potential sources, including:

•	Large, enterprise-wide software vendors, developers and integrators such as EDS, i2 Technologies, IBM, Manugistics, Oracle and SAP;

•	EDI providers such as GXS and Sterling Commerce;

•	Large business-to-business electronic commerce exchange vendors such as Ariba, CommerceOne and VerticalNet;

•	Other database vendors such as A.C. Nielsen, Information Resources and QRS;

•	Industry-led initiatives such as GDSN;

•	B2B Exchanges such as Transora, GNX and WWRE;

•	Consulting firms such as Accenture, Cap Gemini Ernst & Young, KPMG, Bearing Point and IBM Global Solutions; and

•	Existing industry participants who may attempt to deploy their proprietary systems as industry solutions.

These large potential competitors, if successful, may provide functionality similar to the advanced commerce services. Many potential competitors have substantially greater resources than Prescient does. Any failure by Prescient to achieve rapid market penetration or to successfully address the risks posed by expected competition would have a material adverse effect on its business, financial condition and operating results.

Retailer-Centric Solutions

The primary competitors for Prescient’s retailer-centric solutions are as follows:

•	Major Enterprise Resource Planning (ERP) Vendors: In 2003, ERP vendors made a bigger impact on the market as applications matured and their installed users sought SCM applications from them first before considering those from SCM (supply chain management) specialists such as Prescient. Vendors such as SAP and Oracle Corporation (Oracle) have emerged as SCM competitors over the years, by building out their own SCM functionality. In 2003, PeopleSoft acquired J.D. Edwards (JDE), creating an enterprise with combined SCM revenue of $250M. In 2004, Oracle acquired PeopleSoft. Prescient believes that SAP and Oracle will aggressively market their SCM applications to their installed bases and beyond in 2005.

•	Mid-Market ERP Vendors: Prescient believes that mid-market ERP vendors will sell the strength of one-stop shopping and enterprise integration, rather than specific features and functionality of particular supply chain components. Mid-market ERP vendors include: PeopleSoft, Infor (formerly Agilisys), and SSA Global.

•	Supply Chain Vendors: There are several competitors in the supply chain space, both on the lower end (inexpensive solution, limited functionality) and the higher end (more expensive solution, greater functionality). Regardless of which end these competitors play in, it is a very price-competitive arena since most vendors will lower their prices to get the deal. Supply-chain specific competitors include: Logility Incorporated, Demand Solutions, IBM Inforem, Demantra, and Finmatica.

EMPLOYEES

As of December 31, 2004, viaLink had 38 full-time employees: 2 were employed in sales and marketing, 13 were employed in technical development, technical support and operations, 20 were employed in implementation, customer support and service and 3 were employed performing the roles of human resources, administration, legal, finance and accounting. As of December 31, 2004, Prescient Systems had 27 full-time employees.

As of March 30, 2005, Prescient has 58 full-time employees: 10 employed in sales and marketing, 13 employed in technical development, 2 employed in technical support and operations, 29 employed in implementation, client support and professional services and 4 employed performing the roles of human resources, administration, legal, finance and accounting.

None of Prescient’s employees are represented by a labor union. The company has experienced no work stoppages and believes that its employee relations are generally good. In addition, the company utilizes consultants, independent contractors, and temporary employees to meet its staffing needs. The company’s success depends to a significant extent upon its chief executive officer and a limited number of key employees none of who are parties to employment or similar agreements that would prevent them from leaving Prescient’s employment. There can be no assurance that Prescient will be successful in retaining such personnel or in attracting new qualified employees, and the failure to retain and attract such personnel could have a material adverse effect on Prescient’s business.

SUBSEQUENT EVENTS

On December 31, 2004, the merger between the former companies viaLink and Prescient Systems was completed, and Prescient Applied Intelligence was formed. Jane Hoffer, the former President and CEO of Prescient Systems, will lead the new management team as President and CEO of Prescient Applied Intelligence. The company will be headquartered in West Chester, Pennsylvania, and will continue to maintain an office in Dallas, Texas.

As a combined organization, Prescient enables retail trading partners to align planning and execution to better meet the changing needs of the consumer. The company offers a continuum of solutions for retailers and suppliers that translate consumer insight into better execution at the store shelf by capturing scan-sales data, improving forecast accuracy, and increasing supply chain efficiencies.

Approximately 60% of Prescient’s total revenue is generated from subscription services and other recurring revenue streams such as maintenance. Additionally, Prescient believes that the merger will provide both significant near-term synergies and incremental cross-selling revenue opportunities that it hopes to leverage to significantly improve operating performance and drive revenue growth.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

     You should carefully consider these factors that may affect future results, together with all of the other information included in this Form 10-KSB, in evaluating Prescient’s business. The risks and uncertainties described below are those that the company currently believes may materially affect it. Additional risks and uncertainties that Prescient is unaware of or that it currently deems immaterial also may become important factors that affect it.

     Keep these risks in mind when you read “forward-looking” statements elsewhere in this Form 10-KSB. These are statements that relate to Prescient’s expectations for future events and time periods. Generally, the words “anticipate,” “expect,” “intend,” and similar expressions identify forward-looking statements. Forward-looking statements involve risks and uncertainties, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements. Please see “Special Cautionary Note Regarding Forward-Looking Statements” below in this Item 1.

Post-Merger Equity Financing Activities

Prescient needs to obtain equity financing immediately in order to sustain operations, and the company may require additional financings to execute its business plan. There is no assurance that this equity financing can be obtained on terms satisfactory to Prescient. Should this financing not be completed immediately, the company may not be able to meet its payroll or vendor obligations.

The combined company may be unable to successfully integrate the businesses due to a number of potential difficulties.

The combined company may be unable to successfully integrate the businesses of Prescient and viaLink and realize the anticipated benefits of the merger. The merger combined two companies that historically operated as independent companies. The combined company is devoting significant management attention and resources to integrating its business practices and operations. Potential difficulties the combined company may encounter in the integration process include:

•	The inability of the combined company to achieve the cost savings and operating synergies anticipated with the merger;

•	Lost sales and clients as a result of certain clients of either of the two companies who decide not to do business with the combined company;

•	Complexities associated with managing the combined businesses;

•	Integrating personnel from different corporate cultures while maintaining focus on providing consistent, high quality products and services;

•	Potential unknown liabilities and increased costs associated with the merger;

•	Performance shortfalls at one or both of the two companies as a result of the diversion of management’s attention to the merger; and

•	Loss of key personnel, many of whom have proprietary information.

The interests of the controlling stockholders may conflict with the company’s interests and the interests of the other stockholders.

After the merger and the related Series F preferred stock financing transaction, Hudson Venture Partners, New Spring Venture, and SDS Capital Group SDC LTD and its affiliates own approximately 14%, 9% and 36% respectively, of the outstanding common stock of the company. If the controlling stockholders choose to act together, they may be able to exercise control over the company, including the election of directors and the approval of actions submitted to the company’s stockholders. In addition, without the consent of these controlling stockholders, the company may be prevented from engaging in transactions that would be beneficial to the other stockholders of the company. Therefore, the interests of the controlling stockholders may materially conflict with the company’s interests and the interests of the company’s other stockholders.

The company may be unable to obtain the additional capital required to sustain and grow its business.

Prescient intends to continue its investment in and development of its services and technology. Prescient has incurred operating losses and negative cash flow in the past and expects to incur operating losses and negative cash flow in the future. The company’s ability to fund its planned working capital and capital expenditures will depend largely upon its ability to obtain sufficient capital. Prescient’s future capital requirements will depend on a number of factors, including its:

•	Services achieving market acceptance;

•	Services producing a sustainable revenue stream;

•	Working capital requirements; and

•	Level of investment in and development of its services and technology.

The company has received a “Going Concern” opinion from its independent registered public accounting firm.

The Company’s independent public accounting firm has modified their report on the company’s consolidated financial statements for the fiscal year ended December 31, 2004, with an explanatory paragraph regarding its ability to continue as a going concern. This modified report was originally issued in July 2001. Such an opinion by the company’s independent registered public accounting firm may impact its dealing with third parties, such as customers, suppliers and creditors, because of concerns about its financial condition. Any such impact could have a material adverse effect on the business, operating results and financial condition.

The company has a history of operating losses and will have future operating losses.

Prescient’s predecessor, viaLink, has a history of operating losses and incurred net losses of approximately $8.1 million in 2002, $10.0 million in 2003 and $7.5 million in 2004. As of December 31, 2004, the company had an accumulated deficit of approximately $102.7 million representing the sum of its historical net losses. Going forward, Prescient will continue to expend significant resources to aggressively develop and market its services into an unproven market.

If the services and software fail to gain market acceptance, the company’s business will be materially adversely affected.

Virtually all of the advanced commerce revenue for the foreseeable future will be derived from implementation fees and subscription revenues. The company is just beginning to generate a significant amount of revenues from these services. A number of factors will determine whether these services achieve market acceptance, including:

•	Competitive offerings;

•	Performance and functionality of the advanced commerce services;

•	Ease of adoption;

•	Satisfaction of initial subscribers; and

•	Success of the company’s marketing efforts.

If market acceptance develops more slowly than expected, the business, operating results and financial condition will be seriously damaged.

The company’s success is dependent upon a critical mass of leading retailers and suppliers subscribing to its services.

The success of the advanced commerce business depends on a significant number of retailers subscribing to and using these services and linking with manufacturers, wholesalers and distributors over the Internet through the syncLink service and the viaLink Partner Package suite of services. The company cannot predict if, or when, a significant number of manufacturers, suppliers and retailers will subscribe to its services. To encourage purchasers to subscribe to and use the advanced commerce services, the company must offer a broad range of product, price and promotion information from a large number of suppliers through its syncLink service. However, to attract suppliers to subscribe to syncLink, the company must increase the number of retailers who use its services. If the company is unable to build a critical mass of retailers and suppliers, it will not be able to benefit from a network effect where the value of its services to each subscriber significantly increases with the addition of each new subscriber. The company’s inability to achieve this network effect would reduce the overall value of its services to retailers and suppliers and, consequently, would harm the business.

The company’s advanced commerce sales cycle causes unpredictable variations in its operating results.

The advanced commerce sales cycle has been and may continue to be unpredictable. The sales cycle is also subject to delays because the company has little or no control over customer-specific factors, including customers’ budgetary constraints and internal acceptance procedures. Consequently, the company may spend considerable time and expense providing information to prospective customers about the use and benefits of its services without generating corresponding revenue. The length of the sales pursuit makes it difficult to accurately forecast the quarter in which implementation and subscription services will occur. This may cause the company’s revenues from those services to be delayed from the expected quarter to a subsequent quarter or quarters or to vary from quarter to quarter. Furthermore, the company has little or no control over customer-specific deployment plans, including but not limited to the expansion of the customer’s trading community. The company’s future revenue growth is dependent upon the addition of new customers and the expansion of its existing customers’ trading communities. As a result, the company’s revenues and results of operations in any quarter may not meet market expectations or be indicative of future performance.

The company depends on suppliers for the success and accuracy of its advanced commerce services.

The company depends on suppliers to subscribe to its advanced commerce services in sufficient and increasing numbers to make the services attractive to retailers and, consequently, other suppliers. In order to provide retailers accurate data, the company relies on suppliers to update their item, price and promotion information stored in the advanced commerce database. The company cannot guarantee that the item, price and promotion information available from its services will always be accurate, complete and current, or that it will comply with governmental regulations, such as those relating to pricing alcohol and liquor or nutritional guidelines. Incorrect information could expose Prescient to liability if it harms users of its services or results in decreased adoption and use of these services.

The company’s customer base is concentrated and its success depends in part on its ability to retain existing customers and subscribers.

If one or more of the company’s major advanced commerce customers were to substantially reduce or terminate their use of these services, the business, operating results and financial condition would be harmed. In 2004, 25% of advanced commerce total revenues were derived from the company’s five largest customers. The company’s largest customer in 2004 accounted for approximately 12% of total revenues. The amount of the company’s revenues attributable to specific customers is likely to vary from year to year. The company does not have long-term contractual commitments with any of its current customers, and its customers may terminate their contracts with little or no advance notice and without significant penalty. As a result, the company cannot be certain that any of its current customers will be customers in future periods. A customer termination would not only result in lost revenue, but also the loss of customer references that are necessary for securing future customers.

The company is dependent upon the operation of Hewlett-Packard’s data center for the timely and secure delivery of its advanced commerce services.

The company uses Hewlett-Packard’s data center as the host for its advanced commerce services. It is dependent on a continued relationship with Hewlett-Packard and on their data center for the timely and secure delivery of advanced commerce services. If Hewlett-Packard’s data center fails to meet the company’s expectations in terms of reliability and security, or if Hewlett-Packard, as the company’s largest vendor, withdraws its support, the company’s ability to deliver its advanced commerce services will be seriously harmed, resulting in the potential loss of customers and subscription revenue. Furthermore, if the company’s relationship with Hewlett-Packard were terminated, it would be forced to find another service provider to host its services. The company’s current service agreement, as extended, expires in August 2005. If the company were required to transition to another service provider, the transition could result in interruptions of its advanced commerce services and could increase the cost of obtaining these services.

The company expects to face increased competition with its advanced commerce services; if unable to compete successfully, its business will be harmed.

Currently, the company believes there is direct competition for less than 10% of its portfolio of advanced commerce services; however, it is possible that broader competition against the range of services the company provides will develop and increase in the near future. If the company faces increased competition, it may not be able to sell its advanced commerce services on favorable terms.

Furthermore, increased competition could reduce the company’s advanced commerce market share or require it to reduce the price of its services.

To achieve market acceptance and thereafter to increase the company’s advanced commerce market share, it will need to continually develop additional services and introduce new features and enhancements. The company’s potential competitors may have significant advantages over it, including:

•	Significantly greater financial, technical and marketing resources;

•	Greater name recognition;

•	The ability to offer a broader range of products and services; and

•	Larger customer bases.

Consequently, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements.

There can be no assurance that future sales of new licenses will increase enough to ensure revenue growth and profitability.

Prescient's predecessor, Prescient Systems has a history of uneven revenue performance due to the unpredictable nature of software license sales. There can be no assurance that new license sales will ever increase sufficiently enough for the retailer-centric portion of the combined company to achieve consistent growth and profitability.

The company’s retailer-centric solution is dependent upon the Microsoft platform for its business rules, which may limit its acceptance by potential customers.

The company’s retailer-centric solution is dependent on the Microsoft platform (NT Server, NT Workstation, Windows 2000 Server, Windows 2000 Professional, Windows 2003, or Windows XP Professional) to run its business rules. While the solution can run databases on Unix or Linux, it cannot run business rules on these platforms. Therefore, the inability of the company’s retailer-centric solutions to run business rules on non-Microsoft platforms may severely limit its potential customer base.

Industry competitors have licensed Prescient Systems’ application code and could develop a product competitive to the company’s own technology, or partner with an organization that would offer a more robust solution.

Ross signed a technology licensing agreement with Prescient’s predecessor, Prescient Systems’ on April 21, 2004, under which it licensed application code owned by Prescient Systems in order to resell and build out a Ross-specific solution based upon Prescient Systems’ technology. The agreement with Ross includes a non-compete clause that restricts Ross’ ability to compete with Prescient Systems for one year. After April 21, 2005, Ross will no longer be prohibited from selling directly into the company’s client base with a competing solution. Therefore, Prescient may have to compete against solutions provided by Ross that are based on its own technology. Ross also has the ability to partner with other providers of consumer goods industry point solutions, thus rounding out Ross’ ERP solution. If Ross is able to offer a more robust solution to the consumer goods industry, there can be no assurance that Prescient will be able to offer comparable functionality. Therefore, there can be no assurance that Prescient will be able to compete effectively against Ross. On March 30, 2001, Prescient granted to webplan, Inc., a software license and provided object code as well as system and operational documentation for the following products: Demand Planning Version 3.0, Forecast Collaborator version 3.0 and API Com version 1.0. Additionally, webplan received one year of maintenance and service in the initial payment. On June 30, 2003, Prescient Systems received notice that webplan no longer wished to continue maintenance and support. The company is not aware of any efforts by webplan to market the licensed products Prescient sold to them; however, webplan has a perpetual right to the listed products above.

The company must adapt to technology trends and evolving industry standards to remain competitive. It may be unable to adapt its offerings to meet the continuing evolution of the advanced commerce and supply chain markets, or capitalize on new more advanced technology offerings.

The web-based advanced commerce market is characterized by rapid changes due to technological innovation, evolving industry standards and changes in customer needs. The company’s future success will depend on its ability to continue to develop and introduce a variety of new services and enhancements that are responsive to technological change, evolving industry standards and customer requirements on a timely basis. The company cannot be certain that technological developments and products and services its competitors introduce will not cause its existing services, and new technologies in which the company invests, to become obsolete.

The supply chain market is evolving to include new, more advanced technology offerings such as RFID (radio frequency identification) for the gathering, exchange, and analysis of information. As the market continues to evolve, additional competitors may enter the market and competition may intensify. The software market is characterized by rapid changes, and is highly competitive with respect to the need for timely and state-of-the-art product innovation. The company’s success, in part, depends on its ability to remain abreast of the latest technologies and to incorporate new and advanced technologies into its product offerings. There can be no assurance that the company will be sufficiently innovative to remain competitive.

The company’s current cost reduction efforts could severely limit its ability to maintain and grow its business.

The company’s current cost reduction efforts place significant demands on management and operational resources. The company may not be able to maintain and grow its business at current reduced staffing levels. Additionally, the failure to retain the highly trained technical personnel that are essential to its product development, marketing, service and support may limit the rate at which it can generate revenue and develop new products or product enhancements. In order to manage growth effectively, the company must implement and improve its operational systems, procedures and controls on a timely basis. If the company fails to implement and improve these systems, its business, operating results and financial condition may be materially adversely affected.

The company’s success is dependent on retaining key personnel.

Prescient is highly dependent on its president and chief executive officer, Jane F. Hoffer. The loss of Ms. Hoffer’s services could have a material adverse effect on the future operations. The company’s success is also dependent on its ability to attract, retain, and motivate highly trained technical, marketing, sales, and management personnel. There is no assurance the company will be able to retain its key employees or that it will be successful in attracting and retaining such personnel in the future, and an inability to do so would materially adversely affect the business.

The company’s success depends on the retention, development and expansion of its sales and marketing personnel, and it may be unable to retain personnel or expand these departments or achieve the sales performance necessary to survive.

The majority of marketing and sales personnel have been employed for two years or less. The company’s future depends on the successful achievement of sales targets, retention of current marketing and sales personnel, and the expansion of the marketing and sales departments. There is no assurance that the company will be successful in achieving sales targets or retaining and expanding these departments due to increased competition for experienced personnel. If the company is unable to achieve its sales targets or retain and expand its sales and marketing departments, the business, operating results, and financial condition could be materially and adversely affected.

The price of the company’s common stock may decline due to shares currently eligible for future sale. Also, stockholders will experience dilution in connection with the conversion of preferred stock and exercise of warrants.

Sales of a substantial number of shares of common stock, or even the potential for such sales, could adversely affect the market price of the common stock and could impair the company’s ability to raise capital through the sale of equity securities. As of December 31, 2004, Prescient had outstanding 26,686,801 shares of common stock. Of these shares, 17,718,201 are freely tradable without restriction or further registration under the Securities Act unless purchased by its affiliates.

Furthermore, an additional:

•	2.5 million shares of common stock are issuable upon the exercise of currently outstanding warrants; and

•	10.0 million shares of common stock are issuable upon the conversion of currently outstanding preferred stock.

Substantially all shares issued following the exercise warrants or the conversion of the preferred stock will be freely tradable.

SPECIAL PRECAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-KSB contains forward-looking statements that involve substantial risks and uncertainties. These statements can be identified by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “continue” and other similar words. You should read statements that contain these words carefully because they discuss the company’s future expectations, make projections of future results of operations or of the company’s financial condition or state other “forward-looking” information. Prescient believes that it is important to communicate its future expectations to its investors. However, there may be events in the future that the company is not able to accurately predict or control. The factors listed in the sections captioned “Additional Factors That May Affect Future Results” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as any cautionary language in this Form 10-KSB, provide examples of risks, uncertainties and events that may cause the company’s actual results to differ materially from the expectations described in our forward-looking statements.

ITEM 2. Description of Property

Prescient currently leases the following facilities under operating leases:

•	Approximately 12,050 square feet of space in Dallas, Texas under a lease expiring on October 31, 2006. The lease requires monthly rental payments over the term of the lease of $22,597.50, subject to normal operating expense escalations beginning January 2005. This location served as viaLink’s corporate headquarters through December 31, 2004.

•	Approximately 7,634 square feet of office space in West Chester, Pennsylvania. This lease expires April 30, 2010. This location served as Prescient Systems’ corporate headquarters through December 31, 2004 and is the current corporate headquarters of Prescient Applied Intelligence.

Prescient believes that its existing facilities are adequate for its current needs and that additional space will be available as needed.

ITEM 3. Legal Proceedings

The company is a defendant in a suit that alleges, among other things, certain data line fees were not paid. The plaintiff is seeking damages in the amount of $96,000. Management and legal counsel for the company are of the opinion that the company will prevail in defending the suit.

The company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the company’s consolidated financial position, results of operations, or liquidity.

ITEM 4. Submission of Matters to a Vote of Security Holders

At the special meeting of Stockholders held on December 30, 2004, the following votes were reported:

1.	For the approval of the Amended and Restated Agreement and Plan of Merger, dated May 25, 2004, the issuance of common stock, Series E preferred, Series F preferred stock and common stock warrants to be issued as merger consideration, the amendment to the certificate of incorporation and the declaration of a 1 for 20 reverse stock split and the appointment of a new board of directors, 117,024,847 shares were voted in favor, 580,796 shares were voted against, and 105,307 shares abstained.

2.	For the re-election to the Board of Directors of Warren D. Jones, 187,780,531 shares were voted in favor with 1,535,004 shares abstained.

3.	For the re-election to the Board of Directors of Brian M. Carter, 188,287,169 shares were voted in favor with 1,028,366 shares abstained.

4.	For the re-election to the Board of Directors of Patrick L. Kiernan, 188,742,273 shares were voted in favor with 573,462 shares abstained.

To ratify the appointment of KPMG LLP as the company’s independent registered public accounting firm for the year ended December 31, 2004, 189,038,255 shares were voted in favor, 185,404 shares were voted against and 91,786 shares abstained.

PART II

ITEM 5. Market for Registrant’s Common Equity and Related Stockholder Matters

     The company’s common stock is quoted on the Over-the-Counter Bulletin Board (OTCBB). The following table sets forth, for the periods indicated, the high and low closing prices of the common stock as reported by the OTCBB, adjusted to give effect to the 1 for 20 reverse stock split effective December 31, 2004. These prices may not be an accurate indicator of the value of our shares. Bid and asked prices entered by market makers are inter-dealer price quotations and do not reflect retail markup, markdown or commissions.

	Common Stock Price
	High	Low
2003:
First Quarter	3.60	1.80
Second Quarter	2.80	1.60
Third Quarter	3.00	1.80
Fourth Quarter	2.80	1.20

2004:
First Quarter	$2.00	$1.20
Second Quarter	1.80	0.90
Third Quarter	1.20	0.94
Fourth Quarter	1.10	0.70

Series D Convertible Preferred Stock. On September 30, 2002 the company completed the first of two closings for the sale of $4.5 million of Series D convertible preferred stock. The first closing resulted in proceeds of $3,434,850 and the issuance of 286 shares of Series D preferred stock. At the time of the first closing all outstanding shares of previously issued Series B and Series C Redeemable convertible preferred stock and accumulated, unpaid dividends were exchanged for 513 shares of Series D Convertible preferred stock with a face value of $6,150,000. The second closing of 105 shares of Series D convertible preferred stock was completed on February 5, 2003, upon the effectiveness of the registration statement covering the underlying common shares. The second closing yielded proceeds to the company of approximately $1.26 million.

Each share of Series D convertible preferred stock had a face value of $12,000 and was convertible into common stock at $0.12 per share. Additionally, in accordance with the Purchase Agreement, the company issued warrants to purchase 50,000 shares of common stock for each share of Series D convertible preferred stock issued including the issuance of warrants to purchase 25.6 million common shares to holders of the previously issued Series B and Series C preferred stock. On September 30, 2002, the company issued warrants to purchase a total of 39.9 million shares of common stock, which were exercised immediately at a nominal exercise price of $0.001.

Series E Convertible Preferred Stock. Immediately prior to the completion of the merger with Prescient Systems, the holders of Series D convertible preferred stock outstanding received 2,880 shares of common stock and 0.424 shares of Series E preferred stock for each share of Series D Convertible preferred stock held. The Series E preferred is convertible into shares of common stock at an initial conversion price of $2.00 per share, and 18 months after being issued those shares will begin accruing dividends at a rate of 4% per annum.

Series F Convertible Preferred Stock. In May 2004 the company received funding commitments for additional $2.75 million. $1,600,000 was funded through 10% secured promissory notes through December 30, 2004 and an additional $1,150,000 of Series F preferred stock was funded on December 31, 2004 in connection with the closing of the merger with Prescient (Note 13 and 15). The secured promissory notes automatically converted into the company’s Series F preferred stock upon the closing of the merger. The Series F preferred stock has an initial conversion price $2.00 per share. Under the terms of the Series F, the Series F will automatically convert into a qualified equity financing that results in at least $3 million of gross proceeds to the merged company.

DIVIDEND POLICY

The company never declared or paid cash dividends on its capital stock and does not intend to pay cash dividends on its capital stock in the foreseeable future. The company currently expects to retain any future earnings to fund the operation and expansion of its business. Any future determination as to the payment of dividends will be at the discretion of the board of directors.

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

Statements of the company’s management’s intentions, beliefs, anticipations, expectations and similar expressions concerning future events or outcomes contained in this Report constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Any forward-looking statements are made in good faith, pursuant to the safe-harbor provisions of the Reform Act. As with any future event or outcome, the company cannot assure you that the events or outcomes described in forward-looking statements made in this Report will occur or that the results of future events or outcomes will not vary materially from those described in the forward-looking statements. These forward-looking statements reflect management’s current views and projections regarding economic conditions, industry environments and company performance. Important factors that could cause actual performance and operating results to differ materially from the forward-looking statements include, but are not limited to, changes in the general level of economic activity in the markets served, introduction of new products or services by competitors, sales performance, expense levels, interest rates, changes in the company’s financial condition, availability and terms of capital sufficient to support current and anticipated level of activity, delays in implementing further enhancements to services and the company’s ability to implement business strategies.

Expectations with respect to future results of operations that may be embodied in oral and written forward-looking statements, including any forward-looking statements that may be included in this Report, are subject to risks and uncertainties that must be considered when evaluating the likelihood of the company’s realization of such expectations. Actual results could differ materially. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in “Additional Factors That May Affect Future Results.”

Overview

Prescient was originally formed in 1985 as Applied Intelligence Group, an Oklahoma Corporation. In 1998, its name was officially changed to The viaLink Company. In 1999, the company reorganized as a Delaware Corporation. On December 31, 2004, The viaLink Company merged with Prescient Systems, Inc. and changed its name to Prescient Applied Intelligence, Inc.

Prescient’s historical viaLink operations focus on providing subscription-based, business-to-business electronic commerce services that enable companies in the consumer packaged goods and retail industries to efficiently manage their highly complex supply chain information. The company’s core advanced commerce service, syncLink®, allows manufacturers, wholesalers, distributors, sales agencies (such as food brokers) and retailers to communicate and synchronize item, price and promotion information in a more cost-effective and accessible way than has been possible using traditional electronic and paper-based methods. Prescient’s advanced commerce solutions enable companies to build on the foundation of synchronized data with more advanced e-commerce practices. The company’s advanced services, which are all built on the syncLink foundation, include distribuLinkSM for chain pricing data in multi-tier distribution channels, viaLink invoicing, chainLink scan sales visibility, and sbtLinkSM, viaLink’s scan based trading service.

Prescient Systems was founded in 1982 as Lucas, Bear and Associates, Inc. Prescient Systems was renamed in 1996, after a management buyout of Lucas, Bear & Associates, Inc., led by Jane Hoffer, current president and CEO. In 2000, Prescient Systems acquired Proasis Ltd., a provider of Advanced Planning and Scheduling, or APS, software based in the United Kingdom. Prescient Systems has a history of uneven revenue performance due to the unpredictable nature of software license sales. There can be no assurance that new license sales will ever increase sufficiently enough for the retailer-centric portion of the company to achieve consistent growth and profitability.

Prescient Systems is a leading supplier of supply chain planning software and services to the consumer products industry. Its applications have functionality that specifically addresses the consumer products industry’s particular concerns for retail-level forecasting, inventory replenishment, and production planning. Prescient Systems’ solutions help companies accurately forecast demand for specific products; plan and schedule production resources; enable information sharing across the supply chain; and measure the effectiveness of supply chain operations. The majority of its clients are mid-market manufacturers or distributors of consumer products, including food and beverage, consumer healthcare, household and beauty, and general merchandise. Prescient Systems delivers its products and services to over 60 clients located primarily in the United States.

Together, the combined company, Prescient, provides retailer-centric and collaborative commerce solutions which capture information at the point of sale, provide greater visibility into real-time demand and turn data into actionable information across the entire supply chain.

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

Revenue Recognition. The company expects to generate future revenues from monthly subscriptions to its services. Additionally, the company expects to generate future revenues from the sale of licenses of its supply chain planning software. For use of the syncLink service, customers pay either a flat monthly subscription rate or a rate based on the number of trading partners and the size and complexity of the trading relationships. Other services are available for additional monthly subscription fees.

Software license revenue is recognized upon shipment of the software product. Where no significant vendor obligations exist, the payment is fixed or determinable and collection is probable. Maintenance revenues are recognized ratably over the maintenance period, in accordance with the terms of the related agreements. The company uses the residual method of allocating a portion of the total fee to maintenance and support when both are included in the total contract fee based upon the agreed upon price to be paid for such services. Service revenues, including training and implementation consulting, are recognized as the services are performed, based upon the fair value of services performed.

The company also charges an implementation fee ranging from $1,200 for an on-line implementation to more than $100,000 for complex supplier and retailer installations. Implementation fees are separately priced based on time and materials. Implementation costs consist primarily of labor by technical support personnel to configure customer data and establish a connection to the company’s services. Subscription services are provided by and are resident on the company’s database servers. Customers gain access to and use the company’s services through means ranging from Internet web browsers to fully automated batch interfaces imbedded in the customer’s IT systems. Basic implementation services, including training the customer on how to use these services and how to format and populate the database with the customer’s data, are provided to all customers. Services beyond the basic implementation services include consulting services that help customers modify their own IT systems and procedures to enable more automated interfaces with the company’s services.

The company recognizes revenues for its subscription and basic implementation services over the terms of the subscription arrangements. Revenues collected in advance are deferred and recognized as earned. Revenues for consulting services related to complex supplier and retailer implementations are recognized as services are provided.

Contracts for customer use of services are generally for periods ranging from one to three years, but are generally cancelable with 30 days notice. Implementation fees for services are based on time and materials, are due up front, are nonrefundable and are separately priced from the use of services. Implementation costs consist primarily of labor by technical support personnel to configure customer data and establish a connection to the company’s database. Implementation activities can range from a “basic” implementation that simply establishes a web browser interface to more involved activities where the company is engaged to assist a customer in modifying their systems and automating the connection. The company has no obligation to perform any future implementation services and no additional implementation services are necessary upon renewal of the service by the customer. The company recognizes implementation fees and associated costs for the more involved implementation activities as the services are provided. Implementation fees and associated direct costs to provide basic implementations are deferred and recognized over the period the subscription-based services are provided. Implementation fees and associated direct costs for basic implementations are deferred because the company does not have an objective basis to determine the fair value of the basic implementation services and they are essential to subscription to the company’s services. The fair value of more involved implementation activities is established using a residual method and generally equals the amount charged by the company based on time and materials. The company recognizes revenue for subscription fees for customer use of services as these services are provided. Revenues collected in advance and revenues dependent upon future performance criteria are deferred and recognized as earned and those performance criteria are met.

Asset Impairment. The company reviews long-lived assets for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The company adopted SFAS No. 144 in fiscal year 2002. SFAS No. 144 required the company to identify events or changes in circumstances which indicate that the carrying amount of an asset may not be recoverable. If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the long-lived assets, the carrying value is reduced to the estimated fair value as measured by the discounted cash flows. The company’s continuing losses from operations is one factor which could be an indicator that the carrying amounts of any of its assets may not be recoverable. The company performed an analysis comparing estimated future cash flows to the carrying value of its assets at December 31, 2004. The analysis did not indicate that an impairment exists as of December 31, 2004. The estimated future cash flows were based upon certain assumptions and are dependent upon future performance. See “Additional Factors That May Affect Future Results” for factors that may cause operations to vary from the company’s estimates. If actual results differ from the estimated future cash flows, impairment may be evident in future periods.

     Goodwill and Other Intangible Assets – Goodwill and other Intangible Assets represent the excess of costs over fair value of assets of business acquired. Goodwill and intangible assets acquired in the purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of FASB Statement No. 142, Goodwill and Other Intangible Assets. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

The occurrence of certain events may be indicators that goodwill is impaired and therefore require the Company to test for impairment other than annually. One such event would be a significant reduction in the trading value of the Company’s common stock. The Company notes that such an evaluation may be required in the first quarter of 2005.

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

In certain cases in 2004 the amounts allocated to the beneficial conversion feature were treated as an embedded derivative and the amounts allocated to warrants were also recorded as a liability. These liabilities were marked to market quarterly and any resulting change in fair value was recorded on our statement of operations.

Results of Operations

Comparison of 2003 to 2004

Revenues. The company’s revenues are comprised of revenues for subscriptions to its services and implementation revenues. The following table sets forth for the periods indicated the components of revenue included in its consolidated statements of operations:

	2003	2004
Revenues:
Subscription	$3,650,263	$4,893,691
Implementation	486,056	280,808

Total revenues	$4,136,319	$5,174,499

Subscription revenues have increased 34% from 2003 to 2004. This increase is due to increases in the number of subscribers to viaLink services and increases in its subscription rates. Continued subscription revenue growth is dependent upon the number of subscribers to services and how many trading partners with which they are exchanging data (“connections”) and is also dependent upon increasing the number of connections between existing customers and adding new customers. The rate at which the connections increase can vary significantly from customer to customer depending upon each customer’s deployment strategy. Historically, retail customers have been better able to assist the company in increasing the number of connections. During the second quarter of 2003 viaLink executed an agreement with AutoZone that became one of viaLink’s five largest customers. The addition of AutoZone creates an additional market for advanced commerce services and is expected to increase in the number of automotive supplier customers purchasing implementation and subscription services.

Implementation revenues decreased 42% from 2003 to 2004. The decrease is due to continuing decreases in the number of larger implementations being performed. viaLink’s implementation projects continue to decrease in size and duration yielding fewer larger implementation fees however it is believed that this accelerates opportunity for growth in subscription revenues.

Customer Operations. Customer operations expense consists of personnel costs associated with implementation, consulting and other services and costs of operating, maintaining and accessing viaLink’s technical operations and hosting facilities. Customer operations expense also includes the cost of providing support and maintenance to customers. Customer operations expense decreased from $3,924,000 in 2003 to $3,371,000 in 2004. This decrease is due primarily to a decrease of $50,000 in personnel costs, a decrease of $20,000 in travel costs, a decrease of $87,000 in expenses related to operations platform at Hewlett-Packard and a $411,000 decrease in amortization of software costs previously capitalized.

Development. Development expense includes personnel and contract labor costs and professional fees incurred for product development, enhancements, upgrades, quality assurance and testing. Development expenses decreased from $1,777,000 in 2003 to $1,549,000 in 2004. This decrease is due to decreases in personnel costs of $198,000 and decreases in telecommunications and other equipment expenses of $27,000. viaLink’s development team consisted of 13 people at December 31, 2004 as compared to 16 people at December 31, 2003.

Selling and Marketing. Selling and marketing expense consists primarily of personnel costs, travel, seminars and technical conferences, and limited advertising and public relations programs. Selling and marketing expense decreased from $1,600,000 in 2003 to $720,000 in 2004. This decrease is due to decreases in personnel costs of $797,000, a decrease of $15,000 in advertising and promotion costs and a decrease of $61,000 in travel and telecommunications expenses. The sales and marketing team included 2 people at December 31, 2004 as compared to 4 people at December 31, 2003.

General and Administrative (G&A) and non-cash stock compensation. G&A expense consists primarily of the personnel and other costs for the administration of the company’s financial and human resources requirements and the fees and expenses associated with legal, accounting and other services. G&A expense decreased from $2,461,000 in 2003 to $2,175,000 in 2004. G&A expenses decreased due to a $28,000 decrease in personnel costs, a decrease of $49,000 in printing for the proxy and other annual meeting costs, a $193,000 decrease in rent expense for corporate office space and a decrease of $240,000 in insurance and other professional fees. G&A expense in 2003 includes expenses of $346,000 recorded for certain severance agreements with employees that were terminated in 2003. G&A expense in 2004 includes expenses of $745,000 recorded for certain severance agreements with employees that were terminated in 2004 in connection with the merger with Prescient Systems. Non-cash stock compensation of $112,500 and $301,000 during 2003 and 2004, respectively, was included in the statement of operations for restricted stock grants during the period.

Depreciation and Amortization. Depreciation and amortization expense decreased from $630,000 in 2003 to $147,000 in 2004. This decrease reflects the complete depreciation of certain long-lived assets and decreases in capital expenditures in 2003 and 2004 and is expected to remain at this level.

Tax Provision. Deferred tax assets and deferred tax liabilities are separately recognized and measured at currently enacted tax rates for the tax effect of temporary differences between the financial reporting and tax reporting bases of assets and liabilities, and net operating loss and tax credit carryforwards for tax purposes. A valuation allowance must be established for deferred tax assets if it is not “more likely than not” that all or a portion will be realized. viaLink established a full valuation allowance for the net deferred tax assets as of December 31, 2003 and December 31, 2004, generated by losses recorded. viaLink will continue to provide a full valuation allowance for future and current net deferred tax assets until such time as it believes it has sufficient objective evidence to support that it is more likely than not that the asset will be realized. The Company notes that its ability to utilize existing net operating losses as of the date of the acquisition will be severely limited in the future under IRS Section 382 due to the change in the Company’s ownership.

Interest expense, net and conversion expenses. Interest expense represents the non-cash interest expense for the amortization of the initial debt discount recorded for each of viaLink’s notes payable, and interest expense on the capital lease with HP. The debt discount was amortized over the life of each note up through the December 31, 2004, the date of conversion.

Dividends on Preferred Stock. Dividends on preferred stock includes the allocation of the proceeds received to the warrants issued and beneficial conversion features of preferred stock issued during the respective periods. During 2003, $1.26 million was recorded with the issuance of viaLink Series D preferred stock. Additionally, the Series D convertible preferred stock accrues dividends at 8% per annum and increased to 12% on January 1, 2004.

Comparison of 2002 to 2003

Revenues. viaLink revenues in 2002 and 2003 are comprised of revenues for subscriptions to services and implementation revenues. The following table sets forth for the periods indicated the components of revenue included in the viaLink consolidated statements of operations:

	2002	2003
Revenues:
Subscription	$2,825,350	$3,650,263
Implementation	1,630,897	486,056

Total revenues	$4,456,247	$4,136,319

Subscription revenues increased 29% from 2002 to 2003. This increase is due to increases in the number of subscribers to viaLink services and increases in subscription rates. Subscription revenue growth is dependent upon the number of subscribers to viaLink services and how many trading partners with which they are exchanging data (“connections”). Continued growth is dependent upon increasing the number of connections between existing customers and adding new customers. The rate at which the connections increase can vary significantly from customer to customer depending upon each customer’s deployment strategies. Historically, retail customers have been able to better assist in increasing the number of connections. During 2001, viaLink signed agreements with Winn Dixie, Meijer, and Target Stores. During 2002, viaLink signed an agreement with Exxon-Mobil, expanded its relationship with Target and signed nine other retailers. During 2003, viaLink signed an agreement with Autozone to provide Pay on Scan services. All of viaLink’s retail customers have increased the number of connections with supplier customers when comparing 2003 to 2002. As additional retail customers are added, it is expected to continue to increase the number of supplier customers purchasing implementation and subscription services. The current pricing for retailers ranges from $25 per supplier per month for a small retailer and a flat rate of up to $50,000 per month for the largest retailers. Pricing for suppliers ranges from $25 up to $5,000 per retailer connection per month. Implementation revenues decreased from 2002 to 2003 due to a decrease in the number of larger implementation projects and decreased implementation services required for each customer. These efficiencies were achieved through the use of technology and enhanced internal processes as part of viaLink’s implementation services. These efficiencies have allowed viaLink to quote lower implementation fees for certain customers. viaLink believes that the lower initial costs for the customer is resulting in increased numbers of customers purchasing services and also accelerates the opportunity for subscription revenues.

Customer Operations. Customer operations expense consists of personnel costs associated with implementation, consulting and other services and costs of operating, maintaining and accessing technical operations and hosting facilities. Customer operations expense also includes the cost of providing support and maintenance to customers. Customer operations expense decreased from $5.1 million in 2002 to $3.9 million in 2003. This decrease is due primarily to decreases in expenses from the operations platform at Hewlett-Packard, including rent, reduced telecom costs and decreased personnel and contract labor costs from viaLink’s cost reduction efforts in 2002 and again in 2003. The customer operations team consisted of 22 and 21 people at December 31, 2003 and 2002, respectively. The costs for viaLink’s operating platform is generally fixed and represent the operating capacity necessary for expected growth through 2004. It is expected that customer operations expenses will increase only in response to increased demand for implementation and customer support services.

Development. Development expense includes personnel and contract labor costs and professional fees incurred for product development, enhancements, upgrades, quality assurance and testing. Development expenses decreased from $2.1 million in 2002 to $1.8 million in 2003. This decrease is due to decreased use of service providers to provide development resources and decreases in personnel costs. The development team consisted of 16 and 21 people at December 31, 2003 and 2002, respectively. viaLink is continuously undertaking various projects to expand the functionality of its services and expects the continuance of these expenses for the foreseeable future.

Selling and Marketing. Selling and marketing expense consists primarily of personnel costs, travel, promotional events, including trade shows, seminars and technical conferences, advertising and public relations programs. Selling and marketing expense decreased from $2.4 million in 2002 to $1.6 million in 2003. This decrease was primarily due to reductions in personnel costs, travel and decreased advertising, promotion and professional fees from 2002 to 2003. Personnel costs decreased from $1.9 million in 2002 to $1.3 million in 2003. During 2002 and 2003, viaLink incurred $0.3 million and $0.1 million respectively, for advertising, promotion and professional fees to promote its services. The sales and marketing team included four and 14 people at December 31, 2003 and 2002, respectively.

General and Administrative (G&A). G&A expense consists primarily of the personnel and other costs of the finance, human resources, administrative and executive departments and the fees and expenses associated with legal, accounting and other services. G&A expense decreased from $2.6 million in 2002 to $2.5 million in 2003. This decrease in G&A expense is attributable to several factors: a) decrease of $0.3 million in employee compensation from 2002 to 2003 offset in part by an increase of $0.1 million in legal and other professional fees; b) a decrease of $0.1 million in rent and other occupancy costs and c) a decrease of $0.1 million in travel and other staffing costs. In 2002, viaLink terminated the lease for its previous headquarters in Oklahoma City in exchange for $100,000 in cash and $100,000 in its common stock. viaLink removed all obligations previously recorded related to this agreement resulting in the reversal of $0.4 million of expense in 2002. G&A expense for 2002 includes $0.3 million for certain severance agreements with employees that were terminated. G&A expense for 2003 includes $0.2 million for certain severance agreements with employees that were terminated. viaLink anticipates that its other G&A expenses will remain constant in absolute dollars in 2004 reflecting the non-recurrence of the significant items above and further reduced by effects of cost reduction efforts taken during 2003.

Depreciation and Amortization. Depreciation and amortization expense decreased from $1.2 million in 2002 to $0.6 million in 2003. This decrease reflects the complete depreciation of certain long-lived assets and decreases in capital expenditures in 2002 and 2003.

Interest Expense, Net. Interest expense in 2003, represents the non-cash interest expense for the amortization of the initial debt discount recorded for each of viaLink’s notes payable and interest expense on its capital lease with HP. The debt discount is being amortized over the life of each note and is expected to continue at decreased levels into 2004.

Tax Provision. Deferred tax assets and deferred tax liabilities are separately recognized and measured at currently enacted tax rates for the tax effect of temporary differences between the financial reporting and tax reporting bases of assets and liabilities, and net operating loss and tax credit carryforwards for tax purposes. A valuation allowance must be established for deferred tax assets if it is not “more likely than not” that all or a portion will be realized. viaLink established a full valuation allowance for the net deferred tax assets as of December 31, 2002 and December 31, 2003, generated by losses recorded. viaLink will continue to provide a full valuation allowance for future and current net deferred tax assets until such time as it believes it has sufficient objective evidence to support that it is more likely than not that the asset will be realized.

Gain on Extinguishment of Debt. Gain on extinguishment of debt in 2002 resulted from entering into the Second Global Amendment Agreement with Hewlett-Packard under which viaLink agreed to pay Hewlett-Packard $350,000 and to issue to Hewlett-Packard 2.0 million shares of common stock in exchange for forgiveness of approximately $2.1 million representing all amounts outstanding, current and deferred, under certain equipment leases. The gain of $1.6 million represents the outstanding amounts less the cash paid and the fair value of the common shares issued.

Dividends on Preferred Stock. Dividends on preferred stock includes the allocation of the proceeds received to the warrants issued and beneficial conversion features of preferred stock issued during the respective periods. During 2003, $1.3 million was recorded with the issuance of $1.3 million of Series D preferred stock. During 2002, $3.2 million was recorded with the issuance of $4.0 million of Series C preferred stock and $6.4 million was recorded with the issuance of Series D convertible preferred stock. Additionally, stated dividends were accrued from each date of issuance through conversion on the Series A and Series B preferred stock. Dividends were accrued on the Series B preferred stock through conversion on September 30, 2002. The Series C preferred stock did not provide for stated dividends. The Series D convertible preferred stock accrues dividends at 8% per annum and increased to 12% on January 1, 2004.

Liquidity and Capital Resources

The company needs to obtain immediate funding for operations to continue and based upon the amount of funding received, the company may have to obtain additional funding to maintain operations and execute its business plans. In May 2004, the company completed a series of financing transactions that commenced in April 2003, by which the company issued an aggregate $5.4 million principal amount of its convertible promissory notes. The proceeds from those transactions had been used to fund operations since early 2003. In connection with the merger agreement, the holders of the convertible notes agreed that upon approval of the merger by the stockholders of viaLink that on December 31, 2004, all outstanding notes were converted into shares of Series E preferred stock. The Series E preferred stock is convertible into shares of common stock of viaLink at an initial conversion price of $2.00 per share, and 18 months after being issued those shares will begin accruing dividends at a rate of 4% per annum.

Following completion of the convertible debt financing, the company received funding commitments in the aggregate amount of $2.75 million in connection with the merger transaction with Prescient Systems. The funding commitments were received from entities or their affiliates that were beneficial owners of shares of viaLink common stock, including the largest beneficial owner. The purpose of this financing was to fund operations through the completion of the merger. The first phase of this funding was made immediately prior to the execution of the merger agreement, at which time the company issued its 10% secured promissory notes in the aggregate principal amount of $1.25 million, together with common stock purchase warrants, referred to as the “bridge warrants,” which were exercisable for 625,000 shares of common stock at an initial exercise price of $2.00 per share. The 10% convertible notes automatically converted into $1.25 million of shares of Series F preferred stock on December 31, 2004, upon the closing of the merger. The second phase of the approved funding was completed upon the closing of the merger. On December 31, 2004, the company issued to the funding stockholders an additional 115 shares of Series F preferred stock for an aggregate $1,150,000 at a price of $10,000 per share, together with bridge warrants exercisable for 750,000 shares of common stock at an initial exercise price of $2.00 per share.

Shares of Series F preferred stock are convertible into shares of common stock at an initial conversion price of $2.00 per share. The shares of Series F preferred stock will automatically be converted into equity stock issued by the company in any post-merger equity financing that result in at least $3 million in gross proceeds, which is referred to as a “qualified financing”.

The company’s principal potential sources of liquidity are cash on hand, cash generated from current revenues and cash provided from financing activities. As of December 31, 2004, the company had cash and cash equivalents of $1.5 million.

During 2004, the company used $2.3 million in operating activities reflecting a net loss of $7.5 million. Cash used in operating activities also reflects $0.1 million of depreciation and amortization. $0.3 million of non-cash stock compensation, $4.3 million in non-cash interest expense and non-cash note conversion expenses, and $0.4 million in cash provided by other working capital changes.

During 2004, the company used approximately $71,000 for capital expenditures. Investing activities also reflects an increase in cash of $725,000 for the cash acquired at the time of the merger with Prescient Systems. Additionally, the company incurred $1.1 million in direct merger expenses which were capitalized into its basis of the assets of Prescient Systems, of which $0.5 million was paid in stock.

During 2004, financing activities provided net cash of $3.6 million, primarily the result of the issuance of Series F preferred stock and notes payable.

During 2003, financing activities provided net cash of $5.2 million, primarily the result of the issuance of 105 shares of Series D preferred stock, less offering and registration costs and $4.4 million in notes payable less placement agent fees.

Since the middle of 2001, the company has implemented an aggressive cost cutting program including the closing of offices, pay deferrals and reductions, reduction in workforce, and other expense reductions including travel, administrative and vendor service costs. Late in 2002 and throughout 2003 and 2004, the company has taken and continues to take additional measures to reduce its cost structure. The reductions have included headcount reductions at the executive level, negotiations with significant vendors and other expense reductions including travel, administrative and vendor service costs. As a result of these changes, the gross cash operating expenses decreased to approximately $0.8 million per month (excluding non-cash items) during the first and second quarter of 2003. The expenses were further reduced to less than $0.7 million per month (excluding non-cash items) effective late in the third quarter and for the fourth quarter of 2003.

The company has incurred operating losses and negative cash flow in the past and expects to incur operating losses and negative cash flow into 2005. Spending may increase in the future for further technology and product development and other technology and database costs. The company also expects increases in customer operations expense to be incurred after corresponding increases in contracted revenues.

The company’s independent registered public accounting firm has issued their Report of Independent Registered Public Accounting Firm on its consolidated financial statements for the fiscal year ended December 31, 2004 with an explanatory paragraph regarding the company’s ability to continue as a going concern. The company has generated net losses for the years ended December 31, 2002, 2003 and 2004 and generated an accumulated deficit of $102.7 million as of December 31, 2004. The company has incurred operating losses and negative cash flow in the past and expects to incur operating losses and negative cash flow during into 2005. The company experienced delays in signing small supplier customers that were an important component of its expected implementation revenues. The signing of these suppliers is dependent upon the success of its retailer customers’ ‘community development’ activities. The company continues to pursue sales efforts with the small suppliers and still believe that they will become subscribers to its services. The company continues to focus its sales efforts on leading customers, particularly retailers, each of which could have a greater incremental effect on increasing subscription revenues. An increase in the number of leading customers is critical to generating positive cash flow from operations and creating sales opportunities through ‘community development’.

The delay in generating revenues creates a need for the company to obtain additional capital in order to execute its current business plan successfully. The amount of capital will be dependent upon (a) services achieving market acceptance, (b) the timing of additional customer signings, (c) ability to sustain current decreased levels of spending, and/or (d) the amount of, if any, unanticipated expenditures. There can be no assurance as to whether, when or the terms upon which any such capital may be obtained. Any failure to obtain an adequate and timely amount of additional capital on commercially reasonable terms could have a material adverse effect on business, financial condition and results of operations, including the company’s ability to continue as a going concern.

The company leases its office and storage space under operating leases. The terms range from month-to-month up to five years and include options to renew. The company also leases office equipment under various non-cancelable lease agreements.

Future minimum lease payments under non-cancelable operating leases at December 31, 2004 follows:

Operating
Leases
2005	$398,000
2006	354,000
2007	130,000
2008	133,000
2009	135,000
Thereafter	45,000

Future minimum lease payments	$1,195,000

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

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” (“FIN 46”) This Interpretation was subsequently revised in December 2003. The Interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Interpretation, as revised, requires an entity to apply the interpretation to all interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ended after December 15, 2003. Application for all other types of entities is required in financial statements for periods ending after March 15, 2004. The adoption of FIN 46, as revised, did not have a material impact on consolidated results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 modifies the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS No. 150 requires that those instruments be classified as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period that began after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the Consolidated Results of Operations of the company.

In December 2004, the FASB issued FASB Statement No. 123 (revised 2004), “Share-Based Payment”, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. This Statement is a revision to Statement 123 and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This statement will require measurement of the cost of employee services received in exchange for stock compensation based on the grant-date fair value of those awards. This statement will be effective for the company as of January 1, 2006.

In December 2004, FASB issued FASB Statement No. 151, Inventory Costs, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Under this Statement, such items will be recognized as current-period charges. In addition, the Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement will be effective for the company for inventory costs incurred on or after January 1, 2006.

In December 2004, FASB issued FASB Statement No. 153, Exchanges of Nonmonetary Assets, which eliminates an exception in APB 29 for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. This Statement will be effective for the company for nonmonetary asset exchanges occurring on or after January 1, 2006.

Restatement is not permitted. The adoption did not have a material impact on consolidated results of operations or financial position.

ITEM 7. Financial Statements

     See Index to Financial Statements on Page F-1 of this Annual Report on Form 10-KSB.

ITEM 8. Change in Accountants

          None

ITEM 8A. Controls and Procedures

          Evaluation of Disclosure Controls and Procedures

The company has carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this annual report. Based on this evaluation, the company’s CEO and CFO concluded that as of such date, disclosure controls and procedures are effective in timely alerting them to material information required to be included in the company’s periodic SEC reports. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in the company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

In designing and evaluating the disclosure controls and procedures, the company’s management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control Over Financial Reporting

During 2004, there was no change in the company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

ITEM 8B. Other Information

None

PART III

ITEM 9. Directors, Executive Officers Promoters and Control Persons; Compliance with Section 16(f) of the Act

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

ITEM 11. Security Ownership of Certain Beneficial Owners and Management and related Stockholder Matters

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

3. Exhibits.

     The following instruments are included as exhibits to the report. Exhibits incorporated by reference are so indicated.

Exhibits :

Exhibit
Number	Description
2.1	Amended and Restated Agreement and Plan of Merger, dated as of May 24, 2004, by and among the registrant, viaLink Acquisition, Inc. and Prescient Systems, Inc. (1)

3.1	Amended and Restated Certificate of Incorporation of the Registrant (13)

3.2	First Amendment to Amended and Restated Certificate of Incorporation of the Registrant (2)

3.3	Amended and Restated Bylaws of the Registrant (3)

3.4	Certificate of Designations relating to Series D Convertible Preferred Stock (4)

3.5	Certificate of Designations relating to Series E Convertible Preferred Stock (2)

3.6	Certificate of Designations relating to Series F Convertible Preferred Stock (2)

4.1	Form of Certificate of Common Stock (5)

4.2	Form of Series D Convertible Preferred Stock (6)

4.3	Registration Rights Agreement dated as of September 30, 2002 (4)

4.4	Series D Convertible Preferred Stock Purchase Agreement dated as of September 30, 2002, among the Registrant and Certain Individual Purchasers (6)

4.5	Series D Convertible Preferred Stock Purchase Agreement, dated as of September 30, 2002, among the Registrant and Certain Institutional Purchasers (6)

4.6	Form of Promissory Note issued by Registrant to certain note holders (7)

4.7	Form of Warrant to purchase shares of Common Stock of Registrant issued to certain note holders (7)

4.8	Form of Warrant to purchase shares of Common Stock of Registrant issued to Purchasers of Series E and Series F Convertible Preferred Stock and Related Senior Secured Notes (8)

4.9	Form of Series F Convertible Preferred Stock Purchase Agreement dated as of December 31, 2004 (2)

10.1	Form of Second Global Amendment Agreement entered into by and between Hewlett-Packard Company and the Registrant (9)

10.2	Second Amendment to Office Lease Agreement (10)

Exhibit
Number	Description
13	2004 Annual Report to Stockholders (11)

21	Subsidiaries of registrant (12)

23.1	Consent of KPMG LLP (Registrant) (13)

31.1	Certification of Chief Executive Officer (13)

31.2	Certification of Chief Financial Officer (13)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (13)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (13)

99.1	Proxy Statement of Registrant (14)

(1)	Incorporated by reference to Amendment No. 3 to the Registration Statement on Form S-4 filed by Registrant on November 10, 2004.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 31, 2004.

(3)	Incorporated by reference to Post-Effective Amendment No. 2 to the Registration Statement on Form S-2 filed by Registrant on January 15, 2004.

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 2, 2002.

(5)	Incorporated by reference to Amendment No. 2 to the Registration Statement on Form 8-A filed by Registrant under Section 12(g) of the Exchange Act on June 21, 2000.

(6)	Incorporated by reference to Amendment No. 2 to the Registration Statement on Form S-2 filed by Registrant on January 23, 2003.

(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated April 10, 2003.

(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 27, 2004.

(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 5, 2002.

(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 10, 2004.

(11)	Portions filed herewith, to the extent indicated.

(12)	Incorporated by reference to the exhibits filed with the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

(13)	Filed herewith.

(14)	Anticipated to be filed on or about April 25, 2005.

4. Reports on Form 8-K.

The Registrant filed a Current Report on Form 8-K, dated December 31, 2004, reporting the following:

•	Pursuant to Item 1 that the company entered into a stock purchase agreement (the “Series F Purchase Agreement”) with 20 accredited investors

•	Pursuant to Item 2, that the company had completed its previously announced Merger with Prescient Systems, Inc. and completed the issuance of common stock, Series E and Series F preferred stock and warrants contemplated by the merger agreement;

•	Pursuant to Item 3, that of the shares of the company’s capital stock that it issued effective December 31, 2004, in connection with the Merger, 9.5 million shares of common stock, 677 shares of Series E Convertible Preferred Stock, 23 shares of Series F Convertible Preferred Stock and warrants to purchase an additional 946,000 shares of common stock (at an exercise price of $2.00 per share) were issued without registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to the exemption provided by Section 4(2) of the Securities Act and the regulations thereunder and that the company issued 50 shares of its Series F Convertible Preferred Stock to Burnham Hill Partners (a division of Pali Capital, Inc.) and their designees, in connection with Burnham Hill’s acting as the company’s financial advisors in connection with the Merger and the Series F Purchase Agreement;

•	Pursuant to Item 4, that as contemplated by the Merger Agreement, Brian Carter, Jimmy Wright and Jerry Walker resigned from the company’s board of directors; and Robert Noe (the company’s principal executive officer) and Brian Carter (the company’s principal financial and accounting officer) resigned as officers and employees of the Company, all effective as of December 31, 2004 and that effective December 31, 2004, Jane F. Hoffer, Mary Lou Fox and Michael A. DiPiano were elected as directors to fill the vacancies created by the resignations of existing directors and that the company also increased the size of its board from six persons to seven, and elected Daniel W. Rumsey to fill the vacancy created thereby and that the newly constituted board elected Jane F. Hoffer and Stan Szczygiel as the new President/CEO and Vice President/CFO of the Company; and

•	Pursuant to Item 5, that as contemplated by the Merger Agreement, the company amended its articles of incorporation (i) to provide for the change in its corporate name from “The viaLink Company” to “Prescient Applied Intelligence, Inc.” and (ii) to reflect the 1 for 20 reverse split of common stock, each effective as of December 31, 2004.

The Registrant filed a Current Report on Form 8-K, dated January 14, 2005, reporting pursuant to Item 5 of such Form that the company accepted the resignation of Robert I. Noe from its Board of Directors effective January 11, 2005 and that on January 13, 2005, the Company appointed Brian M. Carter to its Board of Directors to fill the vacancy created by Mr. Noe’s resignation.

The Registrant filed a Current Report on Form 8-K, dated February 8, 2005, reporting pursuant to Item 7 of such form that Daniel Rumsey had been elected by the Board of Directors to serve as Chairman of the Board. A copy of the February 8 press release, attached hereto as Exhibit 99.1, is being furnished pursuant to Regulation FD and is incorporated by reference herein.

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

The Registrant filed a Current Report on Form 8-K, dated March 23, 2005, reporting pursuant to Item 5 of such Form that will announce its fourth quarter and full year 2004 results on March 30, 2005. Additionally, the company announced an investor conference call the same day at 4:30 p.m. Eastern Standard Time.

The Registrant filed a Current Report on Form 8-K, dated March 30, 2005, reporting pursuant to Item 5 of such Form the company’s condensed, consolidated results for the fourth quarter and full year 2004.

Item 14. Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed by the company’s independent auditors for professional services rendered in connection with the audit of the company’s consolidated financial statements included in its Annual Report on Form 10-KSB for fiscal year 2004, as well as for the review of its consolidated financial statements included in the company’s Quarterly Reports on Form 10-QSB and procedures related to SEC filings during 2004 totaled $214,900.

Audit-Related Fees

KPMG LLP did not render any additional professional services relating to the audit or review of the company’s financial statements during 2004 or 2003.

Tax Fees

KPMG LLP did not render any professional services relating to tax compliance, tax advice or tax planning in 2004 or 2003.

All Other Fees

KPMG LLP did not render any other professional services to the company during 2004 or 2003.

Pre-Approval Policies and Procedures

The Audit Committee has adopted a policy that requires advance approval of all audit, audit-related, tax services, and other services performed for The viaLink Company by KPMG LLP. This policy provides for pre-approval by the Audit Committee of specifically defined audit and non-audit services. The Audit Committee has delegated to the Chair of the Audit Committee authority to approve permitted services up to a certain amount provided that the Chair reports any decisions to the Audit Committee at its next scheduled meeting.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 31st day of March, 2005.

Prescient Applied Intelligence, Inc. f/k/a THE VIALINK COMPANY (Registrant)
By:	/s/ JANE F. HOFFER
Jane F. Hoffer
Chief Executive Officer

By:	/s/ STAN SZCZYGIEL
Stan Szczygiel
Vice President, Chief Financial Officer (principal financial and accounting officer)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements of Prescient Applied Intelligence, Inc. f/k/a The viaLink Company

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Prescient Applied Intelligence, Inc. f/k/a The viaLink Company:

     We have audited the accompanying consolidated balance sheets of Prescient Applied Intelligence, Inc. f/k/a The viaLink Company and its subsidiary as of December 31, 2003 and 2004, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The viaLink Company and its subsidiary as of December 31, 2003 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

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

KPMG LLP

Dallas, Texas
March 28, 2005

Prescient Applied Intelligence, Inc.
f/k/a THE VIALINK COMPANY

CONSOLIDATED BALANCE SHEETS
December 31, 2003 and 2004

	2003	2004
ASSETS
Current assets:
Cash and cash equivalents	$161,663	$1,476,975
Accounts receivable — trade, net of allowance for doubtful accounts of $135,000 in 2003 and $199,000 in 2004	885,860	1,604,573
Prepaid expenses and other current assets	165,831	232,703

Total current assets	1,213,354	3,314,251
Furniture, equipment and leasehold improvements, net	158,112	198,578
Intangible assets	—	2,243,750
Goodwill	—	17,495,727

Other assets	60,197	83,456

Total assets	$1,431,663	$23,335,762

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued liabilities	$849,090	$1,885,204
Deferred revenues	85,079	1,038,350
Notes payable, net of discount of $1,067,000 at December 31, 2003	3,358,349	—
Current portion of capital lease obligations	229,549	—

Total current liabilities	4,522,067	2,923,554

Commitments and contingencies (Notes 6 and 10)

Stockholders’ equity (deficit):
Common stock, $.001 par value; 400,000,000 shares authorized; 9,078,652 and 26,686,801 shares issued and outstanding at December 31, 2003 and 2004, respectively	181,573	26,687
Series D Preferred stock, $.001 par value; 10,000,000 shares authorized; 831 shares issued and outstanding at December 31, 2003	9,974,850	—
Series E Preferred stock, $.001 par value; 1,700 shares authorized; 1,657 shares issued and outstanding at December 31, 2004	—	16,567,747
Series F Preferred stock, $.001 par value; 395 shares authorized; 352 shares issued and outstanding at December 31, 2004, respectively	—	3,524,400
Additional paid-in capital	81,981,051	102,993,888
Accumulated deficit	(95,227,878)	(102,700,514)

Total stockholders’ equity (deficit)	(3,090,404)	20,412,208

Total liabilities and stockholders’ equity (deficit)	$1,431,663	$23,335,762

The accompanying notes are an integral part of these consolidated financial statements.

Prescient Applied Intelligence, Inc.
f/k/a THE VIALINK COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2002, 2003 and 2004

	2002	2003	2004
Revenues:
Subscription	$2,825,350	$3,650,263	$4,893,691
Implementation	1,630,897	486,056	280,808

Total revenues	$4,456,247	$4,136,319	$5,174,499
Operating expenses:
Customer operations	5,070,716	3,924,158	3,371,067
Development	2,115,012	1,777,051	1,548,651
Selling and marketing	2,429,091	1,599,885	720,130
General and administrative	2,584,464	2,461,458	2,174,640
Non-cash stock compensation	704,558	112,500	301,250
Depreciation and amortization	1,241,088	629,722	146,721

Total operating expenses	14,144,929	10,504,774	8,262,459

Loss from operations	(9,688,682)	(6,368,455)	(3,087,960)
Interest expense, net	—	(3,603,324)	(3,466,052)
Loss upon conversion of debt	—	—	(1,117,000)

Change in fair value of derivative and warrant liability			198,376
Gain on extinguishment of debt	1,628,817	—	—

Net loss	(8,059,865)	(9,971,779)	(7,472,636)
Dividends on preferred stock:
Value of warrants and beneficial conversion	(9,599,655)	(1,260,000)	—
Stated dividends	(39,945)	—	(1,216,930)

Net loss applicable to common stock	$(17,699,465)	$(11,231,779)	$(8,689,566)

Net loss applicable to common stock per common share —
Basic and diluted	$(3.41)	$(1.28)	$(0.89)

Weighted average common shares outstanding —
Basic and diluted	5,186,556	8,771,618	9,804,701

The accompanying notes are an integral part of these consolidated financial statements.

Prescient Applied Intelligence, Inc. f/k/a THE VIALINK COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the years ended December 31, 2002, 2003 and 2004

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amounts	Shares	Amounts	Capital	(Deficit)	Total
Balance, January 1, 2002	—	$—	67,076,838	$67,077	$73,835,260	$(77,196,234)	$(3,293,897)
Exercise of stock options and warrants			14,989,873	14,991	657,794		672,785
Stock issued under employee stock purchase and option plans			2,997,637	2,997	442,272		445,269
Restricted stock issued to employees			7,828,417	7,828	696,730		704,558
Stock issued to Hewlett Packard			2,000,000	2,000	78,000		80,000
Beneficial conversion feature of Series C Preferred Stock issued					1,299,108		1,299,108
Value assigned to warrants issued and modified in connection with the issuance of Series C Preferred Stock					1,911,613		1,911,613
Value assigned to warrants and common shares issued in connection with the issuance of Series D Preferred Stock			39,936,877	39,937	3,380,906		3,420,843
Offering and registration costs			1,825,455	1,825	(548,532)		(546,707)
Issuance of Series D Preferred Stock:
Exchange of Series B and Series C Preferred Stock	513	3,195,916			2,777,826		5,973,742

Dividends on Preferred Stock:

Value attributed to Beneficial conversion feature, shares and warrant: Series C					(3,210,721)		(3,210,721)
Series D	286	6,388,934			(6,388,934)		—
Stated dividend at 6%					(39,945)		(39,945)
Dividends on Preferred Stock paid with Common stock			7,872,583	7,873	(7,873)		—
Series C Preferred Stock conversion into Common stock			15,991,980	15,992	1,840,674		1,856,666
Net loss						(8,059,865)	(8,059,865)

Balance, December 31, 2002	799	$9,584,850	160,519,660	$160,520	$76,724,178	$(85,256,099)	$1,213,449
Stock issued under employee stock purchase and option plans			1,403,151	1,403	129,234		130,637

Proceeds from issuance of Series D Preferred Stock					1,260,000		1,260,000

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amounts	Shares	Amounts	Capital	(Deficit)	Total
Value assigned to warrants issued in connection with the issuance of Notes Payable and beneficial conversion feature of the Notes Payable					4,110,000		4,110,000
Interest paid in-kind with common stock			2,540,328	2,540	200,404		202,944
Value assigned to warrants and common shares issued in connection with the issuance of Series D Preferred Stock		648,823	9,835,896	9,836	(658,659)		—
Offering and registration costs					(35,655)		(35,655)
Dividends on Preferred Stock:
Value attributed to Beneficial conversion feature, shares and warrant on Series D Preferred Stock	105	611,177			(611,177)		—
Series D Preferred Stock conversion into Common Stock	(73)	(870,000)	7,274,000	7,274	862,726		—

Net loss						(9,971,779)	(9,971,779)

Balance, December 31, 2003	831	$9,974,850	181,573,035	$181,573	$81,981,051	$(95,227,878)	$(3,090,404)
Exercise of stock options and warrants			499,124	499	(499)		—
Stock issued under employee stock purchase and option plans			70,949	71	4,652		4,723
Restricted stock issued to employees	—	—	1,250,000	1,250	80,000	—	81,250
Stock issued under employee separation agreements	—	—	5,000,000	5,000	215,000	—	220,000
Series D Preferred Stock conversion:
Conversion of Series D Preferred Stock	(831)	(9,974,850)					(9,974,850)
Issuance of Series E Preferred Stock and common stock	352	3,524,447	47,879,280	47,879	6,402,524		9,974,850

Proceeds from issuance of Series F Preferred Stock	115	1,150,000					1,150,000
Conversions of debt securities into preferred stock:
Conversion of notes payable into Series E preferred stock	559	5,587,800					5,587,800
Conversion of secured notes payable into Series F preferred stock	160	1,600,000			206,537		1,806,537
Loss upon conversion of debt	—	—	—	—	1,117,000	—	1,117,000
Interest paid in-kind with common stock			10,092,069	10,093	613,311		623,404
Value assigned to warrants and common shares issued in connection with the issuance of notes payable and conversion into Series F Preferred Stock			27,250,000	27,250	1,171,334		1,198,584
Offering, placement and registration costs	50	500,000	1,914,846	1,915	(26,915)		475,000
Dividends on Preferred Stock					(1,216,930)		(1,216,930)
Dividends on Preferred Stock, paid in-kind with common stock			19,894,286	19,894	1,197,036		1,216,930
Reverse stock split, December 31, 2004			(280,652,409)	(280,653)	280,653		—
Merger with Prescient Systems, Inc.	773	7,729,900	11,915,621	11,916	10,969,134		18,710,950
Net loss						(7,472,636)	(7,472,636)

Balance, December 31, 2004	2,009	$20,092,147	26,686,801	$26,687	$102,993,888	$(102,700,514)	$20,412,208

The accompanying notes are an integral part of these consolidated financial statements.

Prescient Applied Intelligence, Inc.
f/k/a THE VIALINK COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2002, 2003 and 2004

	2002	2003	2004
Cash flows from operating activities:
Net loss	$(8,059,865)	$(9,971,779)	$(7,472,636)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,827,432	1,040,320	146,721
Non-cash stock compensation	704,558	112,500	301,250
Non-cash loss on conversion of debt	—	—	1,117,000
Mark-to-market derivative and warrant instruments	—	—	(198,376)
Non-cash gain on extinguishment of debt	(1,628,817)	—	—
Non-cash interest expense	—	3,561,293	3,431,352
Non-cash termination of lease obligation	(391,000)	—	—
Increase (decrease) in cash for changes in:
Accounts receivable, net	(166,779)	79,298	108,488
Prepaid expenses and other assets	333,516	(9,328)	58,902
Accounts payable and accrued liabilities	(1,773,014)	(444,167)	293,840
Deferred revenue	(228,946)	40,620	(52,186)

Net cash used in operating activities	(9,382,915)	(5,591,243)	(2,265,645)

Cash flows from investing activities:
Capital expenditures	(187,793)	(4,964)	(71,187)
Cash and cash equivalents acquired, merger with Prescient	—	—	724,840
Direct costs, merger with Prescient	—	—	(597,870)

Net cash used in investing activities	(187,793)	(4,964)	55,783

Cash flows from financing activities:
Proceeds from exercise of stock options, stock purchase warrants and stock purchase plans	672,785	18,137	4,723
Proceeds from issuance of preferred stock	7,303,465	1,260,000	1,150,000
Payments, capital lease obligation	—	(156,229)	(229,549)
Proceeds from issuance of common stock	—	—	—
Proceeds from issuance of notes payable	—	4,425,000	2,625,000
Payments of placement agent fees, notes payable	—	(315,000)	—
Offering, placement and registration costs	(546,707)	(35,655)	(25,000)
Payments for extinguishment of convertible debt	—	—	—

Net cash provided by financing activities	7,429,543	5,196,253	3,525,174

Net increase (decrease) in cash and cash equivalents	(2,141,165)	(399,954)	1,315,312
Cash and cash equivalents, beginning of year	2,702,782	561,617	161,663

Cash and cash equivalents, end of year	$561,617	$161,663	$1,476,975

Supplemental schedule of non-cash investing and financing activities:
Interest on notes payable, paid with common stock	$—	$202,944	$623,404

Vendors and severance paid with common stock	$445,269	$—	$220,000

Assets acquired under capital leases	$413,606	$—	$—

Preferred stock, dividends, paid with common stock	$39,945	$—	$1,216,930

Placement agent fees paid through the issuance of notes payable and preferred stock	$—	$—	$638,000

The accompanying notes are an integral part of these consolidated financial statements.

Prescient Applied Intelligence, Inc.
f/k/a THE VIALINK COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business and Summary of Significant Accounting Policies

     General Description of Business — viaLink was originally formed in 1985 as Applied Intelligence Group, an Oklahoma Corporation. In 1998, the company name was changed to The viaLink Company. In 1999, the company reorganized as a Delaware Corporation. On December 31, 2004, the company merged with Prescient Systems, Inc. and changed the company name to Prescient Applied Intelligence, Inc.

     Historically viaLink has provided subscription-based, business-to-business electronic commerce services that enable companies in the consumer packaged goods and retail industries to efficiently manage their highly complex supply chain information. ViaLink’s core service, syncLink®, allows manufacturers, wholesalers, distributors, sales agencies (such as food brokers) and retailers to communicate and synchronize item, price and promotion information in a more cost-effective and accessible way than has been possible using traditional electronic and paper-based methods. The viaLink solutions enable companies to build on the foundation of synchronized data with more advanced e-commerce practices. The advanced services, which are all built on the syncLink foundation, include distribuLinkSM for chain pricing data in multi-tier distribution channels, viaLink invoicing, chainLink scan sales visibility, and sbtLinkSM, viaLink’s scan based trading service.

     The company provides retailer-centric and collaborative commerce solutions which capture information at the point of sale, provide greater visibility into real-time demand and turn data into actionable information across the entire supply chain.

     Clients and customers range from small, rapidly growing companies to large corporations in the consumer packaged goods, retail and automotive parts retail industries and are geographically dispersed throughout the United States.

     Basis of Presentation — The financial statements include the accounts of Prescient Applied Intelligence, formerly known as The viaLink Company and its wholly owned subsidiaries. In April 2000, viaLink International, Inc., a wholly-owned subsidiary was formed. viaLink International was a Delaware corporation formed to include international operations. viaLink International was dissolved in 2002. The consolidated financial statements include the accounts of viaLink International. All intercompany transactions and balances have been eliminated in consolidation. On December 31, 2004, the merger with Prescient Systems, Inc. was completed. The balance sheet as of December 31, 2004, includes the assets and liabilities of the combined companies upon the completion of the merger. The statements of operations and cash flows for the years ended December 31, 2002, 2003 and December 31, 2004 do not include the operations of Prescient Systems, Inc. There were no intercompany balances or transactions to be eliminated as of December 31, 2004.

     Use of Estimates — The preparation of financial statements in conformity with generally accepted accounting principles requires the use of management’s estimates and assumptions in determining the carrying values of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts for certain revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates include the carrying amount of long lived assets, intangible assets and goodwill; and valuation allowances for accounts receivable and deferred income tax assets.

     Cash and Cash Equivalents and Short-term Investments — For purposes of the statement of cash flows, all highly liquid investments with a maturity of three months or less at the time of purchase are considered to be cash equivalents. Similar investments with a maturity, at purchase, of more than three months are classified as short-term investments held to maturity and are carried at amortized cost. At December 31,2004 and 2003 we have no cash equivalents.

     Risks from Concentrations — Financial instruments which potentially subject the company to concentrations of credit risk consist principally of temporary cash investments, notes receivable and accounts receivable. Temporary cash investments are placed with high credit quality financial institutions. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of individual accounts and their dispersion across different regions. The company does not believe a material risk of loss exists with respect to the financial position due to concentrations of credit risk.

     Revenues are dependent on large implementation and subscription fees from a limited number of customers. In 2002, three customers individually accounted for 11, 9 and 5 percent of revenues. In 2003, three customers individually accounted for 12, 8 and 6 percent of revenues. In 2004, three customers individually accounted for 12, 9 and 5 percent of revenues. In 2002, 2003 and 2004, approximately 32, 38 and 25 percent, respectively, of the total revenues were attributable to five clients. The company will continue to be dependent upon revenues from a limited number of customers until it achieves market penetration. During 2002, 2003 and 2004 the statement of operations includes provisions for bad debt of $107,000, $60,000 and $51,000 respectively. During 2002, 2003 and 2004 the company wrote-off uncollectible accounts receivable of $92,000, $40,000 and $32,000, respectively.

     Trade Accounts Receivable – Trade Accounts Receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the company’s best estimate of the amount of probable credit losses in the company’s existing accounts receivable. The company determines the allowance based on historical write-off experience by industry and national economic data. The company’s customers in the consumer product goods and retail industries are affected by decreased corporate and consumer spending. The company reviews its allowance for doubtful accounts monthly. Past due balances over 90 days are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The company does not have any off-balance-sheet credit exposure related to its customers.

     Furniture, equipment and leasehold improvements — Furniture, equipment and leasehold improvements are stated at cost. Expenditures for repairs and maintenance are charged to expense as incurred. Upon disposition, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is reflected in operations for the period. Furniture and equipment are deprecated using the straight-line method over their estimated useful lives ranging from 2 to 10 years. Leasehold improvements are amortized over the lease term using the straight-line method.

     Goodwill and Other Intangible Assets – Goodwill and other Intangible Assets represent the excess of costs over fair value of assets of business acquired. Goodwill and intangible assets acquired in the purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of FASB Statement No. 142, Goodwill and Other Intangible Assets. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

     Impairment of long-lived assets — In accordance with Statement 144, long-lived assets, such as software, furniture, equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or the fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

     Revenue Recognition — Revenues consist of recurring monthly subscription fees for customer use of the viaLink services and implementation fees. Contracts for customer use of the viaLink services are generally for periods ranging from one to three years, but are generally cancelable with 30 days notice. Implementation fees for the viaLink services are based on time and materials, are nonrefundable and are separately priced from the use of the viaLink services. Implementation costs consist primarily of labor by technical support personnel to configure customer data and establish a connection to the viaLink database. Implementation activities can range from a “basic” implementation that simply establishes a web browser interface to more involved activities where the company assists a customer to modify the customer’s systems and automate the connection. There is no obligation to perform any future implementation services and no additional implementation services are necessary upon renewal of the service by the customer. The company recognizes implementation fees and associated costs for the more involved implementation activities as the services are provided. Implementation fees and associated direct costs to provide basic implementations are deferred and recognized over the period the subscription-based viaLink services are provided. Implementation fees and associated direct costs for basic implementations are deferred because there is not an objective basis to determine the fair value of the basic implementation services and they are essential to the viaLink services. The fair value of more involved implementation activities is established using a residual method and generally equals the amount charged by viaLink based on time and materials. The company recognizes subscription fees for customer use of the viaLink services as these services are provided. Revenues collected in advance and revenues dependent upon future performance criteria are deferred and recognized as earned and those performance criteria are met.

     Development — The company incurred costs and expenses of approximately $2.1 million, $1.8 million and $1.5 million, for product development in 2002, 2003 and 2004, respectively. The company capitalized certain of these costs, including interest, that are directly related to the development of software to be sold and software developed for internal use. Capitalization of costs for internal use software begins after the preliminary project stage and ends when the software is substantially complete and ready for its intended use. The company also capitalize certain of these costs, including interest, for software to be sold beginning when technological feasibility has been established and ending when the product is available for customers. Capitalized software development costs are amortized using the straight-line method over the estimated useful life of three to five years and are subject to impairment evaluation in accordance with the provisions of SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

     Earnings Per Share — Basic earnings per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income (loss) by the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Diluted earnings per share also includes the impact of convertible debt, if dilutive, using the if-converted method. All share numbers in these financial statements reflect the 20-for-1 reverse split of common stock effected on December 29, 2004.

     Income Taxes — The company accounts for income taxes using the asset and liability method. Deferred tax liabilities or assets are recognized for the anticipated future tax effects of temporary differences that arise as a result of the differences in the carrying amounts and tax bases of assets and liabilities, and for loss carryforwards and tax credit carryforwards. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The company records a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

     Pro forma information regarding net loss and loss per share is required by and has been determined as if the company had accounted for its employee stock options under the fair value method defined by SFAS No. 123 and amended by SFAS No. 148. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for options granted in each of the following fiscal years ended December 31, (no options were granted in 2004):

	2002	2003
Interest rates, (Zero-coupon U.S. Government Bonds issued with remaining life equal to expected term of options	2.5%	2.5%
Dividend yields	0%	0%
Volatility factors of the common stock	143%	91% to 127%
Weighted average expected life	2.5 years	2.5 years
Resulting weighted average grant date fair value	$1.80	$1.20
Additional expense under fair value method	$318,838	$377,763

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because these stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

     The following table displays the effect on net loss and loss per share had the fair value method been applied during each of the following periods:

	2002	2003	2004
Basic:
Net loss applicable to common stock, as reported	$(17,699,465)	$(11,231,779)	$(8,689,566)
Stock-based compensation included in the determination of net loss under APB No. 25	704,558	112,500	301,250
Stock-based compensation to be included the determination of net loss under SFAS No. 148	(9,220,000)	(2,085,000)	(561,814)

Pro-forma net loss	$(26,214,907)	$(13,204,279)	$(8,950,130)

Net loss applicable to common stock, per common share:
As reported	$(3.41)	$(1.28)	$(0.89)
Pro-forma	$(5.05)	$(1.51)	$(0.91)

The Company will adopt the provisions of FASB Statement No. 123 (revised 2004), “Share-Based Payment,” in 2005 regarding stock compensation as discussed in Recently Issued Accounting Standards.

     Reclassifications — Certain prior year amounts have been reclassified to conform to the 2004 financial statement presentation.

     Recently Issued Accounting Standards – In December 2004, the FASB issued FASB Statement No. 123 (revised 2004), “Share-Based Payment,” which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. This Statement is a revision to Statement 123 and supersedes APB Opinion No. 25,

Accounting for Stock Issued to Employees, and its related implementation guidance, this statement will require measurement of the cost of employee services received in exchange for stock compensation based on the grant-date fair value of those awards. This statement will be effective for the Company as of January 1, 2006.

In December 2004, the FASB issued FASB Statement No. 151, Inventory Costs, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Under this Statement, such items will be recognized as current-period charges. In addition, the Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement will be effective for the Company for inventory costs incurred on or after January 1, 2006.

In December 2004, FASB issued FASB Statement No. 153, Exchanges of Nonmonetary Assets, which eliminates an exception in APB 29 for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. This Statement will be effective for the Company for nonmonetary asset exchanges occurring on or after January 1, 2006.

2.	Liquidity and Going Concern

     We have generated losses from operations for the years ended December 31, 2002, 2003 and 2004 and have generated an accumulated deficit of $102.7 million as of December 31, 2004. The company has incurred operating losses and negative cash flow in the past and expects to incur operating losses into 2005. These operating losses create a need for the company to obtain additional capital in order to execute the current business plan successfully. The amount of additional capital needed will be dependent upon (a) the services achieving market acceptance, (b) the timing of additional customer signings, (c) the company’s ability to maintain current decreased levels of spending, and/or (d) the amount, if any, of unanticipated expenditures. There can be no assurance as to whether, when or the terms upon which any such capital may be obtained. Any failure to obtain an adequate and timely amount of additional capital on commercially reasonable terms could have a material adverse effect on the business, financial condition and results of operations, including the ability to continue as a going concern. These factors raise substantial doubt concerning the company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments related to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the company be unable to continue operating as a going concern.

3.	Furniture, Equipment, Leasehold Improvements and Software Development Costs

     Furniture, equipment and leasehold improvements at December 31, 2003 and 2004 consisted of the following:

	2003	2004
Furniture and fixtures	$159,909	$177,909
Computer equipment	2,765,488	2,898,460
Computer software	2,244,589	2,247,589
Leasehold improvements	32,675	65,890

	5,202,661	5,389,848
Less: accumulated depreciation and amortization	(5,044,549)	(5,191,270)

Furniture, equipment and leasehold improvements, net	$158,112	$198,578

     Computer equipment in 2003 and 2004 included $413,606 of assets under capital leases. Accumulated amortization for assets under capital leases at December 31, 2003 and 2004 was $275,737 and $413,606, respectively.

     The company incurred total costs of approximately $2.1 million, $1.8 million and $1.5 million for development of software in 2002, 2003 and 2004, respectively. No amounts were capitalized in 2002, 2003 or 2004. Amortization of developed software during 2002 and 2003 was $0.6 million, $0.4 million, respectively with none in 2004. Accumulated amortization at December 31, 2003 and 2004 was $3.3 million.

4.	Accounts Payable and Accrued Expenses

     Accounts payable and accrued expenses at December 31, 2003 and 2004 consisted of the following:

	2003	2004
Accounts payable	$309,852	$730,688
Accrued employee compensation	317,014	710,623
Accrued rent and other occupancy expenses	100,000	—
Accrued professional fees and contract labor	80,990	288,948
Accrued royalty payments	—	48,413
Other accrued expenses	41,234	106,532

Total accounts payable and accrued liabilities	$849,090	$1,885,204

5.	Transactions with Hewlett-Packard

     On February 4, 1999, viaLink entered into a financing agreement and note purchase agreement with Hewlett-Packard pursuant to which Hewlett-Packard purchased a $6.0 million subordinated secured convertible promissory note, convertible into common stock at the option of Hewlett-Packard beginning August 2000 at a conversion price of $1.75 per share. The note provided for interest at 11.5% per annum, with interest payments deferrable to maturity in February 2004. The note contained a beneficial conversion feature valued at approximately $20.0 million at the commitment date. Accordingly, the company allocated the full amount of proceeds to the beneficial conversion feature and recorded $6.0 million as additional paid-in capital at the time of closing. The amount was accreted by charges to interest expense and corresponding increases in long-term debt during the period from issuance of the note to August 2000 when the note became convertible. Non-cash interest charges of $3.6 million and $2.4 million were recognized in 1999 and 2000, respectively, as accreted charges to interest expense. Interest expense was recognized at 11.5% per annum until the note was converted to common stock.

     In April 2001, Hewlett-Packard converted $3.8 million of their secured convertible promissory note into 2.2 million shares of the company common stock. In connection with this conversion the company modified certain terms of the secured convertible promissory note for the remaining balance equal to $3.8 million. The modified note provided for: a) a decrease in the stated interest rate to 6.0% per year; b) a cash payment of $275,104 representing a closing fee; c) principal and interest payments payable in twelve monthly installments of $326,094 beginning January 1, 2002 and a maturity date of February 1, 2003. In connection with the conversion and the modification of the note, Hewlett-Packard was issued warrants to purchase 1,384,658 shares of common stock at a purchase price of $3.75 per share. These transactions with Hewlett-Packard resulted in a loss of approximately $2.9 million recorded in the second quarter of 2001. The loss represents the excess of the fair value of the modified secured convertible promissory note and warrants issued over the $3.8 million recorded value of the remaining portion of the convertible debt at the time of the modification in accordance with the requirements of EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments.”

     On November 13, 2001, the company entered into a Settlement, Amendment, and Mutual Release Agreement with Hewlett-Packard Company whereunder (1) any and all past due amounts under any obligation of viaLink to Hewlett-Packard were forgiven and the company was released from any and all claims by Hewlett-Packard of any kind including those based upon the antecedent debts, (2) the principal amount of $3.8 million under the April 10, 2001, secured convertible promissory note was forgiven, (3) the security interest of Hewlett-Packard in the company’s intellectual property was terminated, (4) the purchase option for various items of equipment under expired equipment leases was preserved to allow the company to purchase computer equipment having a value of approximately $100,000, and (5) the monthly payments under an ongoing equipment lease and support agreement were lowered to approximately $200,000, all in exchange for the company agreeing to (a) pay the sum of $1,000,000 to Hewlett-Packard, (b) restructure and extend the term of the equipment lease with Hewlett-Packard by adding an additional year to the term, thus ending the lease in July 2004, (c) repricing 1,384,658 warrants for common stock obtained by Hewlett-Packard in connection with the April 10, 2001, promissory note from $3.75 per share to $0.10 per share, and (d) releasing Hewlett-Packard from any and all claims. Under the terms of this agreement Hewlett-Packard will maintain a security interest in the equipment it leases to the company on a going forward basis. The $2.3 million recorded as a gain was determined as the excess of any and all amounts due to Hewlett-Packard which were forgiven, including: a) the principal amount of $3.8 million under the secured convertible promissory note; and b) $1.4 million for amounts payable under certain services and lease agreements over consideration paid which includes: a) a cash payment of $1,000,000; b) the change in fair value due to a modification of the strike price of 1,384,658 warrants to $0.10 per share and c) a lease let-out obligation for equipment no longer being used of $1.8 million. This transaction was accounted for in accordance with the provisions of Statement of Financial Accounting Standards No. 15 “Accounting by Debtors and Creditors for Troubled Debt Restructurings.”

     At the time of this settlement, viaLink also entered into a lease let-out agreement with Hewlett-Packard which provided for the continued obligation for certain assets leased from Hewlett-Packard under operating leases. These assets were not being used by the company and the company agreed to allow Hewlett-Packard to sell these assets and reduce the amounts due under the let-out agreement. The total lease obligation of $1.8 million was accrued at December 31, 2001 as a component of the gain recorded in 2001. During September 2002, viaLink entered into a Second Global Amendment Agreement with Hewlett-Packard. Under this agreement, the company agreed to pay Hewlett-Packard $350,000 and to issue to Hewlett-Packard 2.0 million shares of common stock in exchange for forgiveness of approximately $2.1 million representing all amounts outstanding, including the lease let-out entered into in 2001. This agreement resulted in recording a gain of $1.6 million for the extinguishment of debt recorded in 2002. The gain represents the outstanding amounts less the cash paid and the fair value of the common shares issued. Additionally, the payment terms were modified under the existing lease for equipment under lease which is recorded as a capital lease at December 31, 2002 and 2003. The modified terms required payments totaling $480,000 over a period of 24 months ending in August 2004.

6.	Notes Payable

      Beginning on April 9, 2003, throughout 2003 viaLink received $4.4 million in working capital funding from certain existing shareholders in exchange for the issuance of promissory notes. During 2004 the company received an additional $2.6 million in working capital funding from the same investors in exchange for the issuance of promissory notes. The details of the various 2004 note issuances are as follows:

      Between January 1, 2004 and February 5, 2004, viaLink received proceeds of $1.0 million for promissory notes. Together with the 2003 notes issued, the promissory notes were originally due on the earlier of the six-month anniversary of the issuance of each note or the consummation of a proposed financing as defined in the note agreement. The notes bear interest, payable quarterly in cash or common stock, at 10% per annum. For each $10,000 in principal the note holders were issued warrants to purchase 50,000 shares of common stock at $0.12 per share. The notes contain certain provisions allowing, at the option of the holder, the conversion of the principal amount of each of the notes into equity securities of the Company. If the holder elected to convert the notes into Equity Securities, the principal amount of the note would convert into such amount of equity securities equal to 110% of the principal amount of the note. These provisions created a beneficial conversion ratio. The maturity dates for each of the promissory notes, which matured during 2003 and 2004, were extended to mature on February 28, 2005. No additional warrants or other consideration was issued as part of the note extensions. In connection with the completion and approval of definitive merger agreement with Prescient Systems, Inc. (Note 15), the holders of the notes totaling $5.4 million issued in 2003 and in the first quarter of 2004 agreed to convert the face value into 545 shares of a newly Designated Series E Convertible Preferred Stock upon shareholder approval of the merger transaction which occurred on December 30, 2004. Each Series E is convertible into 5,000 common shares at a conversion price of $2.00 per share and beginning 18 months from the issuance date will pay a dividend of 4%. In connection with these issuances, the Company issued a promissory note in the amount of $138,000 in consideration for placement fees related to the promissory notes discussed above. These notes had the same the same terms and conditions as the notes discussed above. These notes also converted into 14 shares of Series E Convertible Preferred Stock on consummation of the merger.

      The proceeds from issuance of the notes payable, the beneficial conversion ratio at the issuance date, and warrants were allocated to each instrument based on their relative fair values. The sum of the relative fair value of the warrants and the intrinsic value of the beneficial conversion ratio of the notes payable was determined to be in excess of the total proceeds received by the Company; therefore, the entire proceeds is considered a non-cash debt discount. The debt discount was amortized as interest over the life of each of the notes payable. The debt discount was recorded at the date of each issuance and the amortization of the debt discount is included in the determination of net loss as interest expense in 2003 and 2004.

      Additionally, in May 2004 the Company received funding commitments for additional $2.75 million. $1.6 million was funded through 10% secured promissory notes through December 30, 2004 and an additional $1.15 million of Series F Preferred Stock was funded on December 31, 2004 in connection with the closing of the merger with Prescient (Note 13 and 15). The secured promissory notes automatically converted into the company’s Series F Preferred Stock upon the closing of the merger. Of the $1.6 million of promissory notes, $1.25 million was issued between May 4 and September 30, 2004. The notes bear interest, payable quarterly in cash or common stock, at 10% per annum, and were due on February 28, 2005, or upon the consummation of the merger with Prescient. In connection with the issuance of these notes, the company issued warrants to purchase 1.375 million shares of common stock with an exercise price of $2.00 to the providers of this funding. The Series F Preferred Stock has an initial conversion price $2.00 per share. Under the terms of the Series F, the Series F will automatically convert into a qualified equity financing that results in at least $3 million of gross proceeds to the merged company.

      The proceeds from issuance of the $1.25 million secured promissory notes payable, the beneficial conversion ratio at the issuance date and warrants were allocated to each instrument based on their relative fair values. The fair value of the warrants is considered a non-cash debt discount. The debt discount is being amortized as interest over the life of each of the notes payable. The debt discount was recorded at the date of each issuance and the amortization of the debt discount is included in the determination of net loss as interest expense. As the secured promissory notes were convertible into Series F Preferred Stock, which is in turn convertible into common stock, and the ultimate terms of the conversion was not known at the time of issuance and would not be know until the consummation of the merger, the fair value of the conversion feature was estimated and recorded as an embedded derivative. On the date of issuance, the Company did not have sufficient available authorized share capital to fulfill the exercise of the warrants issues, and as a result, the warrants have been classified as a liability. The fair value of the derivative and warrant liability associated with these notes was marked to market as of September 30, 2004 and was market to market again immediately prior to the merger on December 30, 2004 and the conversion of the notes into 125 shares of Series F preferred stock. The changes in market value have been reported in the consolidated statement of operations.

      Immediately prior to the merger we executed a 20-for-1 reverse stock split, and as a result reclassified the warrant and derivative liabilities to equity. The related notes net of remaining unamortized discount on the date of conversion in the amount of $6.7 million was transferred to equity. In addition we recorded an expense of $1.1 million ,which is included in Loss on Conversion of Debt on the consolidated statement of operations, related to inducing the conversion of the notes as we reduced the exercise price of the outstanding warrants issued with the promissory notes from $0.12 to $0 per share.

      The remaining $0.35 million of the $1.6 million promissory note commitment was funded in December 2004. The notes bear interest, payable quarterly in cash or common stock, at 12% per annum, and were due on February 28, 2005, or upon the consummation of the merger with Prescient. The notes were converted into 35 shares of the company’s Series F Preferred Stock upon the closing of the merger. There were no warrants issued with these notes.

7.	Common Stock

     All share numbers in these financial statements reflect the 20-for-1 reverse split of common stock effected on December 29, 2004.

     A reconciliation of the numerator and the denominator used in the calculation of earnings (loss) per share is as follows:

	For the Year Ended December 31,
	2002	2003	2004
Basic:
Net loss applicable to common stock	$(17,699,465)	$(11,231,779)	$(8,689,566)
Weighted average common shares outstanding	5,186,556	8,771,618	9,804,701

Net loss per share	$(3.41)	$(1.28)	$(0.89)

Diluted:
Net loss applicable to common stock	$(17,699,465)	$(11,231,779)	$(8,689,566)
Weighted average common shares Outstanding	5,186,556	8,771,618	9,804,701
Add: Net effect of dilutive potential shares	—	—	—

	5,186,556	8,771,618	9,804,701

Net loss per share	$(3.41)	$(1.28)	$(0.89)

     For the year ended December 31, 2004, the company had outstanding (a) options to purchase 1,225,374 shares at a weighted average exercise price of $10.16, (b) 10.0 million shares of common stock to be issued upon the conversion of Series E and F Preferred Stock at a conversion price of $2.00 per share, and (c) warrants to purchase common shares at exercise prices in the following table. These securities were outstanding but were not included in the computation of diluted earnings per share because the effect of these outstanding options, stock issuable upon conversion of Preferred Stock and warrants would be antidilutive.

Underlying Common Shares	Exercise Price
22,259	$0.02
2,500,000	2.00
5,000	3.00
2,500	6.00
2,952	203.20

     For the year ended December 31, 2003, viaLink had outstanding (a) options to purchase 890,046 shares at a weighted average exercise price of $31.60, (b) 4.2 million shares of common stock to be issued upon the conversion of the Series D Preferred Stock at a conversion price of $2.40 per share, (c) 3.2 million shares of common stock to be issued upon the conversion of the convertible debt and (c) warrants to purchase common shares at exercise prices in the following table. These securities were outstanding but were not included in the computation of diluted earnings per share because the effect of these outstanding options, stock issuable upon conversion of Preferred Stock and warrants would be antidilutive.

Underlying Common Shares	Exercise Price
116,071	$0.020
1,106,250	$2.40
5,000	3.00
2,500	6.00
2,952	203.20

     For the year ended December 31, 2002, options to purchase 757,919 shares at a weighted average exercise price of $58.00, 4.5 million shares of common stock to be issued upon the conversion of the Series D Preferred Stock at a conversion price of $2.40 per share and warrants to purchase common shares at exercise prices in the following table were outstanding, but were not included in the computation of diluted earnings per share because the effect of these outstanding options, stock issuable upon conversion of Preferred Stock and warrants would be antidilutive.

Underlying Common Shares	Exercise Price
5,000	$3.00
2,500	6.00
2,952	203.20

8.	Stock Option and Stock Purchase Plans

     Stock Purchase Plan —The viaLink Company 1999 Stock Purchase Plan provides eligible employees of viaLink with the opportunity to acquire a proprietary interest in viaLink through participation in a payroll deduction based employee stock purchase plan designed to operate in compliance with Section 423 of the Internal Revenue Code. The price will be 85 percent of the per share fair market value on either the granting date or the exercise date, whichever market value is lower. The number of shares of common stock authorized and reserved for issuance under the Plan is 40,000 shares. For the years ended December 31, 2002, 2003 and 2004: 7,858, 6,408 and 3,547 shares, respectively, of common stock have been purchased under the stock purchase plan.

     Stock Option and Grant Plans — The company adopted The viaLink Company 1999 Stock Option/Stock Issuance Plan to attract and retain the services of individuals essential to the Company’s long-term growth and financial success. Officers and other key employees, non-employee board members and consultants and other advisors are eligible to receive option grants under the 1999 Plan.

     The company has reserved 1,800,000 shares of common stock for issuance over the ten year term of the 1999 Plan. This share reserve will automatically increase on the first trading day of each calendar year, beginning with the 2004 calendar year, by an amount equal to 1% of the shares of common stock outstanding on the last trading day of the immediately preceding calendar year, but in no event will such annual increase exceed 500,000 shares. Options may be granted under the 1999 Plan at an exercise price per share not less than the fair market value per share of common stock on the option grant date.

     A summary of the stock option activity and related information follows for the years ended December 31, 2002, 2003 and 2004:

		Weighted
	Number of	Average
	Shares	Exercise price
Outstanding at January 1, 2002	740,703	$84.60
Granted	185,000	2.40
Exercised	—	—
Canceled	(167,784)	114.00

Outstanding at December 31, 2002	757,919	58.00
Granted	343,250	2.00
Exercised	(1,250)	2.40
Canceled	(209,873)	78.80

Outstanding at December 31, 2003	890,046	$31.60
Granted	624,982	1.43
Exercised	—	—
Canceled	(289,654)	57.22

Outstanding at December 31, 2004	1,225,374	$10.16

     The following table summarizes information about stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Range of		Exercise	Remaining		Exercise
Exercise Price	Outstanding	Price	Life	Exercisable	Price
$0.62	173,701	$0.62	10.0 years	173,701	$0.62
$1.00	306,073	$1.00	10.0 years	306,073	$1.00
$1.87	14,840	$1.87	10.0 years	14,840	$1.87
$1.90 to $2.00	283,450	$2.00	8.9 years	283,450	$2.00
$2.30	126,250	$2.30	7.6 years	126,250	$2.30
$2.49	90,524	$2.49	10.0 years	90,524	$2.49
$5.00 to $5.40	86,619	$5.11	6.6 years	86,619	$5.11
$5.67	39,844	$5.67	10.0 years	39,844	$5.67
$9.00	197	$9.00	1.2 years	197	$9.00
$11.80	4,800	$11.80	6.6 years	4,800	$11.80
$15.00 to $15.63	36,408	$15.09	4.6 years	36,408	$15.09
$19.40 to $20.80	5,180	$20.59	5.5 years	238,600	$20.59
$32.00	300	$32.00	6.5 years	300	$32.00
$45.00	3,000	$45.00	4.0 years	3,000	$45.00
$58.76	2,700	$58.76	5.4 years	2,700	$58.76
$69.38 to 76.25	22,163	$70.62	4.0 years	22,163	$70.62
$120.00	3,000	$120.00	5.0 years	3,000	$120.00
$178.12	10,450	$178.12	5.7 years	10,450	$178.12
$201.20	975	$201.20	5.4 years	975	$201.20
$304.38	11,300	$304.38	5.0 years	11,300	$304.38
$350.00	2,500	$350.00	5.0 years	2,500	$350.00
$805.00	1,100	$805.00	5.2 years	1,100	$805.00

At December 31, 2004	1,225,374			1,225,374	$10.16

At December 31, 2003	890,046			561,795	$48.80

At December 31, 2002	757,918			477,397	$58.00

9.	Income Taxes

     The differences in federal income taxes at the statutory rate and the provision for income taxes for the years ended December 31, 2002, 2003, and 2004 are as follows:

	2002	2003	2004
Income tax expense (benefit) at federal statutory rate	$(2,740,354)	$(3,390,405)	$(2,540,696)
State income taxes	(322,395)	(398,871)	(298,905)
Reduction of valuation allowance to be credited to Additional paid-in capital	267,732	1,396,041	1,767,466
Benefit of net operating loss carryforwards not Recognized	2,463,020	2,274,005	1,123,468
Change in valuation allowance for current year temporary differences	326,706	116,765	(53,997)
Other	5,291	2,465	2,664

Provision for income taxes	$—	$—	$—

     Deferred tax assets (liabilities) are comprised of the following:

	December 31,
	2003	2004
Deferred tax assets:
Allowance for doubtful accounts	$51,300	$75,687
Compensated absences	53,200	63,684
Tax credit carryforwards	41,133	41,133
Depreciation and amortization	297,837	208,970
Net operating loss carryforwards	31,642,954	35,303,951

	32,086,424	35,693,425

Deferred tax liabilities:
Deferred service fees	—	—
Discount on long-term debt	—	—
Software development costs	—	—
Depreciation and amortization	—	—

Net deferred tax asset, before valuation allowance	32,086,424	35,693,425
Valuation allowance	(32,086,424)	(35,693,425)

Net deferred tax asset	$—	$—

     The discount and interest expense recognized in 2003 and 2004 for the value of the beneficial conversion feature in the notes payable and the value of the warrants issued were not recognized for income tax purposes. The tax deduction for stock-based compensation in 2002, 2003 and 2004 exceeds the cumulative expense for those options and warrants recognized for financial reporting purposes by approximately $12.2 million. This excess deduction is a component of the net operating loss carryforwards for which a deferred tax asset and corresponding valuation allowance of approximately $4.5 million have been recognized at December 31, 2004. When the net operating loss carryforwards are utilized for financial reporting purposes, this portion of the benefit will be credited directly to additional paid in capital.

     At December 31, 2004, the company had net operating loss (“NOL”) carryforwards for federal and state purposes of approximately $86.2 million and $86.6 million, respectively. The Federal and State NOL carryforwards begin to expire in 2011.

     As a result of the acquisition of Prescient we acquired additional net operating losses for federal and state purposes of approximately $6.1 million, which begin to expire in 2013. Our deferred tax assets include $2.5 million related to these NOL carryforwards, which are fully reserved and subject to IRS Section 382 limitations on their future age due to the change in ownership.

     SFAS 109 requires the recording of a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax asset depends on our ability to generate sufficient taxable income in the future. The company has recognized a full valuation allowance for the amount of net deferred tax asset at December 31, 2003 and 2004 since the company resemble a development stage company and have no history of profitability.

     Our ability to utilize the NOL carryforward to reduce future taxable income has been severely limited under IRS Section 382 as a result of the change in ownership of the Company in the acquisition of Prescient.

     The merger with Prescient Systems, Inc. on December 31, 2004 potentially impaired the ability to utilize the NOL carryforward.

10.	Commitments and Contingencies

     The company leases its office and storage space under operating leases. The terms range from month-to-month up to five years. The company also leases office equipment under various non-cancelable lease agreements. Total rental expense in 2002, 2003 and 2004 for all leases was $1,120,000, $505,000, and $298,000, respectively.

     Future minimum lease payments under non-cancelable operating leases at December 31, 2004 follows:

Operating
Leases
2005	$398,000
2006	354,000
2007	130,000
2008	133,000
2009	135,000
Thereafter	45,000

Future minimum lease payments	$1,195,000

     The Company amended its lease agreement for its Corporate Offices in January 2004. The amendment decreased the rented area from 21,696 square feet to 12,052 square feet within the same building. The basic monthly rent decreased effective January 1, 2004 from $44,500 to $22,598.

     The company previously had a lease for its previous corporate headquarters under a ten-year lease expiring on June 30, 2006. The company had subleases for approximately 18,000 square feet of the 30,000 square foot office facility for monthly rental payments of approximately $18,500. During 2001, the company recognized an expense equal to the remaining obligation for abandoning this property of approximately $592,000. In 2002, the company terminated the lease in exchange for $100,000 in cash and $100,000 in common stock. All obligations previously recorded related to this agreement were removed which resulted in a gain of $391,000 being recorded in 2002.

11.	Legal Proceedings

     The Company is a defendant in a suit that alleges, among other things, certain data line fees were not paid. The plaintiff is seeking damages in the amount of $96,000. Management and legal counsel for the Company are of the opinion that the plaintiff’s claim is without merit and the Company will prevail in defending the suit.

     The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

12.	Retirement Plan

     The company has a profit sharing plan (the “Plan”) for certain eligible employees who have attained the age of 18 and completed one year of service. Under the Plan, employer contributions are made at management’s discretion. Participants may contribute up to 6% of earnings as eligible contributions and up to 15% of earnings in total for any Plan year. There can be a discretionary matching percentage is up to 100% of each participant’s total eligible contributions for a year. The Company made no contributions in 2002, 2003 or 2004.

13.	Preferred Stock

     On November 7, 2001 viaLink filed a prospectus supplement, pursuant to which, it offered 150 Shares of the Series B Convertible Preferred Stock and Warrants to purchase 2,500,000 shares of common stock to SDS Merchant Fund, L.P. (“SDS”). The Series B Convertible Preferred Stock, par value $.001 per share, is convertible into shares of common stock in the manner, and upon the terms, provisions and conditions set forth in the Certificate of Designation of the Preferred Stock. The conversion price of the Series B Convertible Preferred Stock is subject to certain adjustments under the terms of the Certificate of Designation. The proceeds from issuance of the Series B Convertible Participating Preferred Stock and Warrant issued to SDS have been allocated to each instrument based on their relative fair values. Additionally, the Series B Convertible Preferred Stock includes a beneficial conversion ratio at the issuance date. The fair value of the Warrants and the intrinsic value of the beneficial conversion ratio, limited to the amount of proceeds, has been deemed a dividend to holders of the Preferred Stock and has been considered a non-cash dividend to the Series B Convertible Preferred Stock shareholders recorded at the date of issuance and is included in the determination of net loss applicable to common stock for 2001. During 2001, SDS converted $600,000 of Series B Preferred Stock into 3.0 million shares of common stock. At December 31, 2001, $900,000 Series B Convertible stock remained outstanding and immediately convertible into common stock at the option of the holder.

     On December 28, 2001 viaLink filed a prospectus supplement, pursuant to which, it offered 300 Shares of the Series C Convertible Preferred Stock and Warrants to purchase 9,000,000 shares of common stock to SDS Merchant Fund, L.P. and other purchasers (collectively the “purchasers”). The Series C Convertible Preferred Stock, par value $.001 per share, is convertible into shares of common stock in the manner, and upon the terms, provisions and conditions set forth in the Certificate of Designation of the Preferred Stock. The conversion price of the Series C Convertible Preferred Stock is subject to certain adjustments under the terms of the Certificate of Designation. The proceeds from issuance of the Series C Convertible Participating Preferred Stock and Warrant issued has been allocated to each instrument based on their relative fair values. Additionally, the Series C Convertible Preferred Stock includes a beneficial conversion ratio at the issuance date. The fair value of the Warrants and the intrinsic value of the beneficial conversion ratio has been deemed a dividend to holders of the Preferred Stock and is considered a non-cash dividend to the Series C Convertible Preferred Stock shareholders recorded at the date of issuance and has been included in the determination of net loss applicable to common stock for 2001.

     The Certificate of Designation for the Series B and Series C Preferred stock included certain provisions and conditions for redemption if certain significant events occur, including a change of control. The provisions allow the holders to redeem the Preferred Stock for the greater of the liquidation preference or the product of the number of shares issuable at the current market price and the Closing Bid Price of the Common Stock on the trading day immediately preceding an event that causes redemption. As such the company classified the amounts as redeemable preferred stock on the balance sheet at December 31, 2001 and the amounts were excluded from the calculation of stockholders’ equity until converted into common stock.

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

     On September 30, 2002, all outstanding shares of Series B and Series C Preferred Stock and accumulated, unpaid dividends were exchanged for 513 shares of Series D Preferred Stock with a face value of $6,150,000. Additionally, in accordance with the Purchase Agreement, the holders of the Series B and Series C Preferred Stock were issued warrants to purchase 1.275 million shares of common stock which were exercised immediately at a nominal exercise price of $0.001.

     On September 30, 2002 the company completed the first of two closings for the sale of $4.5 million of Series D Convertible Preferred Stock to SDS Merchant Fund, L.P. and other purchasers. The first closing resulted in proceeds of $3,434,850 and the issuance of 286 shares of Series D Preferred Shares. Each share of Series D Convertible Preferred Stock has a face value of $12,000 and was convertible into common stock at $2.40 per share. At the time of the first closing all outstanding shares of Series B and Series C Redeemable Convertible Preferred Stock and accumulated, unpaid dividends were exchanged for 513 shares of the Series D Convertible Preferred Stock with a face value of $6,150,000.

     Additionally, in accordance with the Purchase Agreement, the company issued warrants to purchase 50,000 shares of common stock for each share of Series D Convertible Preferred Stock issued including the issuance of warrants to purchase 1.275 million common shares to holders of the Series B and Series C Preferred Stock. On September 30, 2002, the company issued warrants to purchase a total 2.0 million shares of common stock which were exercised immediately at a nominal exercise price of $0.001.

     The Series D Convertible Preferred Stock, par value $.001 per share, is convertible into shares of common stock in the manner, and upon the terms, provisions and conditions set forth in the Certificate of Designation of the Preferred Stock. The conversion price of the Series D Convertible Preferred Stock is subject to certain adjustments under the terms of the Certificate of Designation. The proceeds from issuance of the Series D Convertible Preferred Stock and Warrant issued and the fair value of the warrants issued to the holders of the Series B and Series C Preferred Stock has been allocated to each instrument based on their relative fair values. Additionally, the Series D Convertible Preferred Stock includes a beneficial conversion ratio at the issuance date. The fair value of the Warrants and the intrinsic value of the beneficial conversion ratio has been deemed a dividend to holders of the Preferred Stock and considered a non-cash dividend to the Series D Convertible Preferred Stock shareholders recorded during the third quarter of 2002 and was included in the determination of net loss applicable to common stock for the year ended September 30, 2002.

     On February 5, 2003, the company completed the second of two closings for the sale of $4.5 million of Series D Convertible Preferred Stock to SDS Merchant Fund, L.P. and other purchasers. The second closing resulted in proceeds of $1,260,000 and the issuance of 105 shares of Series D Preferred Shares.

     Additionally, in accordance with the Purchase Agreement, the company issued warrants to purchase 2,500 shares of common stock for each share of Series D Convertible Preferred Stock issued. On February 5, 2003, the company issued warrants to purchase a total 0.3 million shares of common stock which were exercised immediately at a nominal exercise price of $0.001.

     The fair value of the Warrants and the intrinsic value of the beneficial conversion ratio was deemed a dividend to holders of the Preferred Stock and considered a non-cash dividend to the Series D Convertible Preferred Stock shareholders. The non-cash dividend for the second closing was recorded during the first quarter of 2003 and has been included in the determination of net loss applicable to common stock in 2003.

     In May 2004, the holders of the Series D Convertible Preferred Stock entered into conversion agreements agreeing to exchange each share of Series D preferred stock for 2,880 shares of common stock and 0.424 shares of Series E Preferred Stock. The Series E preferred is convertible into shares of common stock of viaLink at an initial conversion price of $2.00 per share, and 18 months after being issued those shares will begin accruing dividends at a rate of 4% per annum.

     Following completion of the convertible debt financing (Note 6), the company received funding commitments in the aggregate amount of $2.75 million in connection with the merger transaction with Prescient Systems, Inc. The funding commitments were received from entities or their affiliates that were beneficial owners of shares of viaLink common stock, including the largest beneficial owner. The purpose of this financing was to fund operations through the completion of the merger. The first phase of this funding was made in May 2004 immediately prior to the execution of the merger agreement, at which time the company issued its 10% secured promissory notes in the aggregate principal amount of $1.25 million, together with common stock purchase warrants, referred to as the “bridge warrants,” which were exercisable for 625,000 shares of common stock at an initial exercise price of $2.00 per share. (see note 6). An additional $0.35 million related to this funding was made in Q4 2004 when we issued secured promissory notes. No warrants were issued with the fourth quarter notes. The 10% convertible notes automatically converted into $1.25 million of shares of Series F preferred stock on December 31, 2004, upon the closing of the merger. The second phase of the approved funding was completed upon the closing of the merger. On December 31, 2004, the company issued to the funding stockholders an additional 115 shares of Series F preferred stock for an aggregate $1,150,000 at a price of $10,000 per share, together with bridge warrants exercisable for 750,000 shares of common stock at an initial exercise price of $2.00 per share.

     Shares of Series F preferred stock are convertible into 575,000 shares of common stock at an initial conversion price of $2.00 per share. The shares of Series F preferred stock will automatically be converted into equity stock issued by the Company in any post-merger equity financing that result in at least $3 million in gross proceeds, which is referred to as a “qualified financing”.

14.	Selected Quarterly Data

Selected unaudited quarterly data are as follows:

	2004
	March 31,	June 30,	Sept. 30,	Dec. 31,
Revenues	$1,201,764	$1,320,108	$1,311,541	$1,341,086
Loss from operations	(759,363)	(470,851)	(464,822)	(1,392,924)
Net loss	(2,037,935)	(1,451,582)	(1,064,497)	(2,918,622)
Net loss applicable to common stock	(2,340,505)	(1,754,152)	(1,370,392)	(3,224,517)
Net loss applicable to common stock per share	$(0.26)	$(0.18)	$(0.14)	$(0.31)

	2003
	March 31,	June 30,	Sept. 30,	Dec. 31,
Revenues	$840,531	$953,030	$1,125,183	$1,217,575
Loss from operations	(2,123,765)	(1,960,376)	(1,487,561)	(796,753)
Net loss	(2,123,765)	(2,661,925)	(2,914,753)	(2,271,336)
Net loss applicable to common stock	(3,383,765)	(2,661,925)	(2,914,753)	(2,271,336)
Net loss applicable to common stock per share	$(0.41)	$(0.30)	$(0.33)	$(0.25)

15. Definitive Merger Agreement

     On May 26, 2004, the Company entered into a definitive agreement and plan to merge with Prescient Systems, Inc. The completion of the merger required stockholder and regulatory approval which was received on December 30, 2004. On December 31, 2004, viaLink acquired all outstanding shares of Prescient Systems, Inc. in a stock-for-stock transaction. Under terms of the merger agreement, the security holders of Prescient Systems, Inc. received 45% of the combined company’s outstanding fully-converted shares at closing and the security holders of viaLink continued to hold the remaining 55% of the combined company’s outstanding fully-converted shares as of December 31, 2004. Effective December 31, 2004, the company changed its name and corporate identity to Prescient Applied Intelligence, Inc. The Company’s balance sheet includes the assets and liabilities of the combined companies, the financing transactions completed on December 31, 2004 and the allocation of purchase price to the assets acquired and liabilities assumed in connection with the merger. The statements of operations and cash flows for the years ended December 31, 2002, 2003 and 2004 do not include the results of operations of Prescient Systems, Inc.

     The merger was accounted for as a purchase business combination with viaLink as the acquirer. The assets acquired and the liabilities assumed of Prescient Systems, Inc. have been adjusted to their respective fair values. The purchase price was allocated based on the preliminary estimated fair value as follows (in thousands, except shares):

Consideration:
Issuance of viaLink Equity Securities:
Common stock (11,915,621 shares)	$10,498
Common stock purchase warrants (warrants to purchase 1,125,000 shares)	256
Stock options exchanged (options to purchase approximately 625,000 shares)	227
Series E Preferred stock (746 shares)	7,456
Series F Preferred stock (27 shares)	274

Fair value of equity securities issued	18,711
Other direct costs incurred by viaLink	1,098

Adjusted purchase price	$19,809
Net working capital deficit assumed	70
Property and equipment	(116)
Other assets acquired	(23)
Identifiable intangibles, primarily software and customer contracts and relationships	(2,244)

Excess of cost over fair value of net identifiable assets	$17,496

     Due to the timing of the acquisition the allocation above is not final and is subject to adjustment. The Company is still working with independent appraisers to determine the final fair value of acquired software and customer contracts and relationships. We have yet to determine what, if any, value should be assigned to trade names.

     During 2004, Prescient Systems, Inc. incurred direct costs related to the merger. These costs along with certain restructuring and integration costs that the combined company expects to incur in 2005 will not be treated as part of the purchase price.

     The following unaudited pro forma summary financial information has been prepared to give effect to the combination of viaLink and Prescient Systems, Inc. accounted for in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations,” which is referred to as SFAS 141 and to give effect to the conversion of viaLink’s notes payable and preferred stock into common stock and Series E and Series F preferred stock immediately prior to the consummation of the merger. The unaudited summary financial information for the year ended 2004 and 2003 gives pro forma effect to the merger as if the merger had occurred on the first day of the periods presented. Potential cost savings from combining the operations have not been reflected in the unaudited pro forma combined statements of operations as there can be no assurance that any such cost savings will occur.

     The unaudited pro forma summary financial information is based upon available information and upon certain estimates and assumptions that are believed to be reasonable. These estimates and assumptions are preliminary and have been made solely for the purposes of developing this pro forma financial information. This unaudited pro forma summary financial information is presented for illustrative purposes only and do not purport to be indicative of the results of operations of the combined company that would actually have been achieved had the transaction been completed for the period presented, or that may be obtained in the future. This unaudited pro forma financial information is based upon the respective historical consolidated financial statements of viaLink and Prescient and notes thereto. The pro forma financial information should be read in conjunction with the audited and unaudited historical financial statements of viaLink and Prescient Systems, Inc. and related notes thereto.

     Summary pro forma financial information, years ended December 31, (in thousands, except per share data):

	2004	2003
	Pro-Forma	Pro-Forma
Revenues	$10,681	$8,012
Income (Loss) from operations	(2,997)	(7,361)
Net income (loss)	(3,068)	(7,403)
Net income (loss) applicable to common stock	(3,068)	(7,403)
Net income (loss) applicable to common stock per share	$(0.11)	$(0.28)

     The acquired intangible assets, primarily software and customer contracts, will be amortized over their average useful lives which will be determined in conjunction with the completion of the purchase price allocations, but are estimated to be three to ten years. As the acquisition closed December 31, 2004, no amortization has been recorded in these financial statements. Estimated amortization expense for the next five years is $378,333 in 2005, $378,333 in 2006, $378,333 in 2007, $370,000 in 2008, and $370,000 in 2009.

INDEX TO EXHIBITS

Exhibits:

Exhibit
Number	Description
2.1	Amended and Restated Agreement and Plan of Merger, dated as of May 24, 2004, by and among the registrant, viaLink Acquisition, Inc. and Prescient Systems, Inc. (1)

3.1	Amended and Restated Certificate of Incorporation of the Registrant (13)

3.2	First Amendment to Amended and Restated Certificate of Incorporation of the Registrant (2)

3.3	Amended and Restated Bylaws of the Registrant (3)

3.4	Certificate of Designations relating to Series D Convertible Preferred Stock (4)

3.5	Certificate of Designations relating to Series E Convertible Preferred Stock (2)

3.6	Certificate of Designations relating to Series F Convertible Preferred Stock (2)

4.1	Form of Certificate of Common Stock (5)

4.2	Form of Series D Convertible Preferred Stock (6)

4.3	Registration Rights Agreement dated as of September 30, 2002 (4)

4.4	Series D Convertible Preferred Stock Purchase Agreement dated as of September 30, 2002, among the Registrant and Certain Individual Purchasers (6)

4.5	Series D Convertible Preferred Stock Purchase Agreement, dated as of September 30, 2002, among the Registrant and Certain Institutional Purchasers (6)

4.6	Form of Promissory Note issued by Registrant to certain note holders (7)

4.7	Form of Warrant to purchase shares of Common Stock of Registrant issued to certain note holders (7)

4.8	Form of Warrant to purchase shares of Common Stock of Registrant issued to Purchasers of Series E and Series F Convertible Preferred Stock and Related Senior Secured Notes (8)

4.9	Form of Series F Convertible Preferred Stock Purchase Agreement dated as of December 31, 2004 (2)

10.1	Form of Second Global Amendment Agreement entered into by and between Hewlett-Packard Company and the Registrant (9)

10.2	Second Amendment to Office Lease Agreement (10)

Exhibit
Number	Description
13	2004 Annual Report to Stockholders (11)

21	Subsidiaries of registrant (12)

23.1	Consent of KPMG LLP (Registrant) (13)

31.1	Certification of Chief Executive Officer (13)

31.2	Certification of Chief Financial Officer (13)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (13)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer (13)

99.1	Proxy Statement of Registrant (14)

(1)	Incorporated by reference to Amendment No. 3 to the Registration Statement on Form S-4 filed by Registrant on November 10, 2004.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 31, 2004.

(3)	Incorporated by reference to Post-Effective Amendment No. 2 to the Registration Statement on Form S-2 filed by Registrant on January 15, 2004.

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 2, 2002.

(5)	Incorporated by reference to Amendment No. 2 to the Registration Statement on Form 8-A filed by Registrant under Section 12(g) of the Exchange Act on June 21, 2000.

(6)	Incorporated by reference to Amendment No. 2 to the Registration Statement on Form S-2 filed by Registrant on January 23, 2003.

(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated April 10, 2003.

(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 27, 2004.

(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 5, 2002.

(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 10, 2004.

(11)	Portions filed herewith, to the extent indicated.

(12)	Incorporated by reference to the exhibits filed with the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

(13)	Filed herewith.

(14)	Anticipated to be filed on or about April 25, 2005.