Form 10QSB
period 2005-03-31
Prescient Applied Intelligence, Inc.
filed 2005-05-16
CIK 1017137

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

Commission file number: 000-21729

Prescient Applied Intelligence, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	73-1247666
(State of Other Jurisdiction	(I.R.S. Employer
Incorporation or Organization)	Indemnification No.)

1247 Ward Avenue Suite 200
West Chester, Pennsylvania	19380
(Address of Principal Executive Offices)	(Zip Code)

(610) 719-1600
(Issuer’s Telephone Number, Including Area Code)

     Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes ☑ No ☐

     State the number of Shares outstanding of each of the issued Classes of Common Equity as of the latest practicable date.

     As of May 13, 2005, the issuer had 35,162,523 outstanding shares of Common Stock.

     Transitional Small Business Disclosure Format (Check One):      Yes ☐     No ☑

PART 1 — FINANCIAL INFORMATION
ITEM 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ITEM 2. Management’s Discussion and Analysis or Plan of Operation
ITEM 4. Controls & Procedures
PART II — OTHER INFORMATION
ITEM 2. Changes in Securities and Use of Proceeds
ITEM 4. Submission of Matters to a Vote of Security Holders
ITEM 6. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX
Certification of Chief Executive Officer
Certification of Chief Financial Officer
Certification Pursuant to 18 U.S.C. Section 1350
Certification Pursuant to 18 U.S.C. Section 1350
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification Pursuant to Section 906 by CEO
Certification Pursuant to Section 906 by CFO

PART 1 — FINANCIAL INFORMATION

ITEM 1. Financial Statements

PRESCIENT APPLIED INTELLIGENCE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2005 and December 31, 2004

	March 31,	December 31,
	2005	2004
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$475,412	$1,476,975
Accounts receivable — trade, net of allowance for doubtful accounts of $199,000 in 2004 and $73,000 in 2005	1,408,116	1,604,573
Prepaid and other current assets	185,527	232,703

Total current assets	2,069,054	3,314,251
Furniture, equipment and leasehold improvements, net	209,393	198,578
Intangible assets, net	2,179,115	2,243,750
Goodwill	17,665,959	17,495,727
Other assets	67,219	83,456

Total Assets	$22,190,740	$23,335,762

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$601,115	$730,688
Accrued liabilities	951,061	1,154,516
Deferred revenues	878,546	1,038,350

Total current liabilities	2,430,722	2,923,554

Commitments and contingencies

Stockholders’ equity
Series E Preferred stock, $.001 par value; 1,700 shares authorized; 1657 shares issued and outstanding at December 31, 2004 and March 31, 2005, respectively (liquidating value $16,567,770)	16,567,747	16,567,747
Series F Preferred stock, $.001 par value; 395 shares authorized; 352 shares issued and outstanding at December 31, 2004 and March 31, 2005, respectively (liquidating value $3,524,390)	3,524,400	3,524,400
Common stock, $.001 par value; 400,000,000 shares authorized; 26,686,801 shares issued and outstanding at December 31, 2004 and March 31, 2005, respectively	26,687	26,687
Additional paid-in-capital	102,993,888	102,993,888
Accumulated deficit	(103,351,585)	(102,700,514)
Cumulative translation adjustment	(1,119)	—

Total stockholder’s equity	19,760,018	20,412,208

Total liabilities and stockholders’ equity	$22,190,740	$23,335,762

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRESCIENT APPLIED INTELLIGENCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 31, 2005 and 2004
(unaudited)

	Three months ended March 31,
	2005	2004
Revenue:
Subscription services	$1,323,506	$1,162,881
Implementation fees	62,474	38,883
Licenses	84,033	—
Maintenance	369,096	—
Professional services	452,089	—

Total revenue	2,291,198	1,201,764

Operating expenses:
Customer operations and support	1,092,129	859,254
Development	415,374	407,480
Selling and marketing	569,804	202,416
General and administrative	746,846	310,119
Non-cash stock compensation	—	81,250
Depreciation and amortization	119,505	100,608

Total operating expenses	2,943,658	1,961,127

Loss from operations	(652,460)	(759,363)
Interest expense	—	(1,278,572)
Interest income	1,389	—

Net loss	(651,071)	(2,037,935)
Dividends on preferred stock	—	(302,570)

Net loss applicable to common stock	$(651,071)	$(2,340,505)

Net loss applicable to common stock per common share -
Basic and diluted	$(0.02)	$(0.26)

Weighted average common shares outstanding - Basic and Diluted	26,686,801	9,131,231

Comprehensive (loss) income:
Net loss	$(651,071)	$(2,037,935)
Foreign currency translation adjustment	(1,119)	—

Comprehensive (loss)	$(652,190)	$(2,037,935)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRESCIENT APPLIED INTELLIGENCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2005
(unaudited)

					Additional		Cumulative
	Preferred Stock		Common Stock		Paid-in	Accumulated	Translation
	Shares	Amount	Shares	Amount	Capital	Deficit	Adjustment	Total
Balance, December 31, 2004	2,009	$20,092,147	26,686,801	$26,687	$102,993,888	$(102,700,514)	$—	$20,412,208

Net loss						(651,071)		(651,071)
Foreign currency translation adjustment							(1,119)	(1,119)

Balance, March 31, 2005	2,009	$20,092,147	26,686,801	$26,687	$102,993,888	$(103,351,585)	$(1,119)	$19,760,018

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRESCIENT APPLIED INTELLIGENCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2005 and 2004
(unaudited)

	2005	2004
Cash flows from operating activities:
Net loss	$(651,071)	$(2,037,935)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	95,991	—
Depreciation and amortization	119,505	100,608
Non-cash stock compensation	—	81,250
Non-cash interest expense	—	1,252,721
Increase (decrease) in cash for changes in:
Accounts receivable, net	100,188	(43,490)
Prepaid expenses and other assets	28,670	22,495
Accounts payable and accrued liabilities	(332,171)	(222,491)
Deferred revenue	(158,639)	(20,611)

Net cash used in operating activities	(797,527)	(867,453)

Cash flows from investing activities:
Additional costs for Acquisition of — Prescient Systems, Inc.	(170,232)	—
Capital expenditures	(31,571)	(13,995)

Net cash used in investing activities	(201,803)	(13,995)

Cash flows from financing activities:
Proceeds from issuance of notes payable	—	1,025,000
Payments of capital lease obligation	—	(55,686)
Proceeds from exercise of stock options, warrants and stock purchase plans	—	3,145

Net cash provided by financing activities	—	972,459

Net increase (decrease) in cash and cash equivalents	(999,330)	91,011
Effect of foreign currency translation on cash balances	(2,233)	—
Cash and cash equivalants, beginning of period	1,476,975	161,663

Cash and cash equivalants, end of period	$475,412	$252,674

Supplemental schedule of non-cash activities
Interest on notes payable paid in-kind with common stock	$—	$125,161

Dividend on preferred stock paid in common stock	$—	$302,570

Placement agent fees paid, issuance of notes payable	$—	$138,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRESCIENT APPLIED INTELLIGENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

     Prescient Applied Intelligence Inc. (“Prescient”) was originally formed in 1985 as Applied Intelligence Group, an Oklahoma corporation. In 1998, the company name was changed to The viaLink Company. In 1999, the company reorganized as a Delaware corporation.

     On December 31, 2004 the company merged with Prescient Systems, Inc. and the name was changed to Prescient Applied Intelligence, Inc. (the “Merger”). In connection with the merger, the Company revised its capitalization by converting all of its debt instruments to equity instruments, converted certain preferred stock instruments to common stock and other preferred stock issuances, effected a 20-1 reverse stock split and raised cash through the sale of equity instruments.

     Prescient provides subscription-based business-to-business electronic commerce services that enable companies in the consumer packaged goods, retail and automotive industries to efficiently manage their highly complex supply chain information. These activities are referred to as advanced commerce offerings. Prescient also sells supply chain planning solutions to consumer products companies, referred to as supply chain offerings. The company’s offerings allow manufacturers, wholesalers, distributors, sales agencies (such as food brokers) and retailers to plan, communicate and synchronize item, pricing and promotion information in a more cost-effective and accessible way than has been possible using traditional electronic and paper-based methods.

     Prescient’s strategy is to continue its investment in a) development of advanced commerce services and customer support services to facilitate its plan to penetrate each of these markets and build recurring revenues generated from subscriptions and b) to continue to enhance and support the supply chain software products which the comp any offers in four key areas of supply chain planning: Demand, Supply, Collaboration and Performance Measurement. There can be no assurance, however, that these efforts will be successful. The company’s failure to execute its strategy would have a material adverse effect on its business, financial condition and results of operations, including its viability as an enterprise. As a result of the high level of expenditures for investment in technology development, implementation, customer support services, and selling and marketing expenses, the company expects to incur losses in the foreseeable future periods until such time, if ever, as the recurring revenues from its advanced commerce offerings and license sales from the supply chain offerings are sufficient to cover the expenses.

     Prescient’s clients and customers range from small, rapidly growing companies to large corporations in the consumer packaged goods, retail and automotive parts retail industries and are geographically dispersed throughout the United States, Canada and the United Kingdom.

2. Liquidity

     Prescient reported a substantial loss from operations for the fiscal years ended December 31, 2002, 2003 and 2004, and it expects to incur losses in 2005. The extent of the loss and negative cash flow will depend primarily on the amount of revenues generated from implementations of and subscriptions to the company’s advanced commerce services and new license sales of its supply chain products, and the amount of expenses incurred in generating these revenues. In order to achieve market penetration and acceptance the company expects to continue to increase its cash expenditures for sales and marketing personnel and activities. Historically, these cash expenses have substantially exceeded the company’s revenues.

     Prescient’s independent auditors have issued their Independent Auditors’ Report on the company’s consolidated financial statements for the fiscal year ended December 31, 2004 with an explanatory paragraph regarding the Company’s ability to continue as a going concern. The company has generated net losses for the years ended December 31, 2002, 2003, 2004 and for the three months ended March 31, 2005 and have generated an accumulated deficit of $103.4 million as of March 31, 2005. Prescient has incurred operating losses and negative cash flow in the past and expect to incur operating losses and negative cash flow during 2005. During the first quarter of 2005, the company has experienced lower new license signings for supply chain and delays in signing small supplier customers, which were an important component of the expected subscription and implementation revenues for advance commerce. Prescient continues to pursue sales efforts with a) new retailers to create new communities, b) with small to medium size suppliers for the use of its supply chain software, and c) with the suppliers that the company believe will become subscribers to its advanced commerce services within existing and new hub communities.

     The delay in generating revenues creates a need for Prescient to obtain additional capital in 2005 in order for the company to execute its current business plan successfully. The amount of additional capital needed will be dependent upon (a) the company’s services achieving market penetration, (b) the timing of additional customer signings, (c) Prescient’s ability to maintain current decreased levels of spending, and/or (d) the amount, if any, of unanticipated expenditures. There can be no assurance as to whether, when or the terms upon which any such capital may be obtained. Any failure to obtain an adequate and timely amount of additional capital on commercially reasonable terms could have a material adverse effect on the business, financial condition and results of operations, including its ability to continue as a going concern.

     On April 12, 2005 and April 28, 2005 the company received two bridge loans for $250,000 each in anticipation of the qualified financing which was completed on May 4, 2005. Both of these bridges converted into the qualified financing. On May 4, 2005 the company signed a common stock and warrant purchase agreement, which provided for $2.25 million of cash to be used for operations and working capital needs (see Note 12). In addition, Prescient plans to raise another round of financing of between $1.5 million to $2.0 million. This cash from both the $2.25 million financing and the anticipate additional financing of $1.5 to $2.0 million should allow the execution of the company’s business plans for the next twelve months; however there can be no assurances that this additional capital can be raised.

3. Basis of Presentation

     Prescient has prepared the accompanying unaudited financial statements in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of the company’s management, the accompanying unaudited financial statements contain all adjustments (consisting solely of normal recurring adjustments) considered necessary to present fairly the company’s financial position and results of operations and cash flow. These interim unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in the Annual Report on Form 10-KSB for the year ended December 31, 2004, as filed with the Securities and Exchange Commission. The factors discussed in Footnote 2 above raise substantial doubt about the company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     All share numbers in these financial statements reflect the 20-for-1 reverse split of common stock effective on December 31, 2004.

     Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2005.

4. Merger of Prescient Systems, Inc.

     On December 31, 2004, viaLink acquired all outstanding shares of Prescient Systems, Inc. in a stock-for-stock transaction. Under terms of the merger agreement, the security holders of Prescient Systems, Inc. received 45% of the combined company’s outstanding fully-converted shares at closing, and the security holders of viaLink continued to hold the remaining 55% of the combined company’s outstanding fully-converted shares as of December 31, 2004. Effective December 31, 2004, viaLink changed its name and corporate identity to Prescient Applied Intelligence, Inc. The company’s balance sheet as of December 31, 2004 and March 31, 2005 includes the assets and liabilities of the combined companies, the financing transactions completed on December 31, 2004 and the preliminary allocation of purchase price to the assets acquired and liabilities assumed in connection with the merger. The statements of operations and cash flows for the quarter ended March 31, 2004 does not include the results of operations of Prescient Systems, Inc. The statements of operations and cash flows for the quarter ended March 31, 2005 reflect the combined activities commencing January 1, 2005.

     The merger was accounted for as a purchase business combination with viaLink as the acquirer. The assets acquired and the liabilities assumed of Prescient Systems, Inc. have been adjusted to their respective fair values. The company is still working with independent appraisers to determine the final fair value of acquired software and customer contracts and relationships.

Consideration:
Issuance of Equity Securities:
Common stock (11,915,621)	$10,498,000
Common stock purchase warrants (warrants to purchase 1,125,000 shares)	256,000
Stock options exchanged (options to purchase approximately 625,000 shares)	227,000
Series E Preferred stock (746 shares)	7,456,000
Series F Preferred stock (27 shares)	274,000

Fair value of equity securities issued	18,711,000
Other direct costs incurred by Company	1,098,000

Adjusted purchase price	$19,809,000
Net working capital deficit assumed	70,000
Property and equipment	(116,000)
Other assets acquired	147,006
Identifiable intangibles, primarily software and customer contracts and relationships	(2,244,000)

Excess of cost over fair value of net identifiable assets	$17,666,000

Based upon preliminary estimates, the total purchase price of $19,809,000 was allocated to: 1) identifiable intangibles ($2,244,000), 2) goodwill ($17,666,000), and 3) other assets and liabilities $147,000. The company has yet to determine what, if any, value should be assigned to trade names.

     Costs associated with certain restructuring and integration costs that the combined company expects to incur in 2005 were not accounted for as part of the purchase price and liability for such costs will not be recognized until the criteria of SFAS No. 146 are met.

     Summary pro forma financial information, three months ended actual March 31, 2005 as compared to March 31, 2004 as if the merger occurred on January 1, 2004 follows:

	Three months ended March 31,
	2005	2004
	Actual	Pro-Forma
Revenues	$2,291,198	$2,012,151
Income (loss) from operations	(652,460)	(1,038,452)
Net income (loss)	(651,071)	(1,038,452)
Net income (loss) applicable to common stock	(651,071)	(1,038,452)
Net income (loss) applicable to common stock per share	$(0.02)	$(0.04)

5. Stock-Based Compensation

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

     Pro forma information regarding net loss and loss per share is required by and has been determined as if Prescient had accounted for its employee stock options under the fair value method defined by SFAS No. 123 and amended by SFAS No. 148. The company issued no options in 2004 or 2005.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the company’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

     All share numbers in these financial statements reflect the 20-for-1 reverse split of common stock effective on December 31, 2004.

     The following table displays the effect on net loss and loss per share had the fair value method been applied during each of the following periods ended March 31,

	Three months ended March 31,
	2005	2004
Basic an Diluted:
Net loss applicable to common stock, as reported	$(651,071)	$(2,340,505)
Stock-based compensation included in the deterimination of net loss under APB no. 25	—	81,250
Stock-based compensation to be included in the determination of net loss under SFAS No. 148	(27,611)	(235,940)

Pro-forma net loss	$(678,682)	$(2,495,195)

Net loss to common stock, per common share:
As reported	$(0.02)	$(0.26)
Pro-forma	$(0.02)	$(0.27)

6. Reconciliation for Basic and Diluted Earnings per Share (“EPS”)

     A reconciliation of the numerators and the denominators used in the calculation of earnings (loss) applicable to common stock per share is as follows for the three month periods ended March 31,

     All share numbers in these financial statements reflect the 20-for-1 reverse split of common stock effective on December 31, 2004.

	Three months ended March 31,
	2005	2004
Basic:
Net loss applicable to common stock	$(651,071)	$(2,340,505)
Weighted average common shares outstanding	26,686,801	9,131,231

Net loss per common share	$(0.02)	$(0.26)

Diluted:
Net loss applicable to common stock	$(651,071)	$(2,340,505)
Weighted average common shares outstanding	26,686,801	9,131,231

Net loss per common share	$(0.02)	$(0.26)

     For the three months ended March 31, 2005 Prescient had outstanding (a) options to purchase 1,204,981 shares at a weighted average exercise price of $10.08, (b) 10,045,000 shares of common stock to be issued upon to conversion of the Series E and Series F preferred stock at a conversion price of $2.00 per share and (c) 2,532,710 warrants to purchase common shares at exercise prices in the following table. These securities were outstanding but were not included in the computation of diluted earnings per share because the effect of these outstanding options, stock issuable upon conversion of preferred stock and warrants would be antidilutive.

Underlying Common Shares Attributable to outstanding warrants at March 31, 2005	Exercise Price
22,259	$0.02
2,500,000	2.00
5,000	3.00
2,500	6.00
2,951	203.20

2,532,710

     For the three months ended March 31, 2004, Prescient had outstanding (a) options to purchase 685,345 shares at a weighted average exercise price of $20.80, (b) 4.2 million shares of common stock to be issued upon the conversion of the Series D preferred stock at a conversion price of $2.40 per share, (c) 4.3 million shares of common stock to be issued upon the conversion of the convertible debt and (c) warrants to purchase 1,420,166 common shares at exercise prices in the following table. These securities were outstanding but were not included in the computation of diluted earnings per share because the effect of these outstanding options, stock issuable upon conversion of preferred stock and warrants would be antidilutive.

Underlying Common Shares Attributable to outstanding warrants at March 31, 2004	Exercise Price
47,215	$0.02
1,362,500	2.40
5,000	3.00
2,500	6.00
2,951	203.20

1,420,166

7. Accrued Liabilities

     Accrued expenses at March 31, 2005 and December 31, 2004 consisted of the following:

	March 31,	December 31,
	2005	2004
Accrued employee compensation	$491,902	$710,623
Accrued professional fees and contract labor	228,725	288,948
Accrued royalty payments	108,413	48,413
Other accrued expenses	122,021	106,532

	$951,061	$1,154,516

8. Income Taxes

     Prescient is required to record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax asset depends on the company’s ability to generate sufficient taxable income in the future. The company has recognized a full valuation allowance for the amount of net deferred tax asset at December 31, 2004 and March 31, 2005 since there is uncertainty as to the recoverability of the deferred tax asset.

9. Convertible Preferred Stock

Series D

     On February 5, 2003, Prescient completed the second of two closings for the sale of its Series D Convertible preferred stock to SDS Merchant Fund, L.P. and other purchasers. An aggregate of 831 shares of Series D preferred shares had been sold through December 31, 2004. Each share of Series D Convertible preferred stock has a face value of $12,000 and is convertible into Common stock at $0.12 per share.

     Additionally, in accordance with the Purchase Agreement, Prescient issued warrants to purchase 50,000 shares of its common stock for each share of Series D convertible preferred stock issued. On February 5, 2003, the company issued warrants to purchase a total 5.3 million shares of common stock, which were exercised immediately at a nominal exercise price of $0.001.

     The Series D convertible preferred stock, par value $.001 per share, was converted into shares of Prescient common stock in the manner, and upon the terms, provisions and conditions set forth in the Certificate of Designation of the preferred stock. The conversion price of the Series D convertible preferred stock is subject to certain adjustments under the terms of the Certificate of Designation. The proceeds from issuance of the Series D convertible preferred stock and warrant issued and the fair value of the warrants issued to the holders of the Series B and Series C preferred stock has been allocated to each instrument based on their relative fair values. Additionally, the Series D convertible preferred stock includes a beneficial conversion ratio at the issuance date. The fair value of the warrants and the intrinsic value of the beneficial conversion ratio has been deemed a dividend to holders of the preferred stock and considered a non-cash dividend to the Series D convertible preferred stock shareholders recorded during the first quarter of 2003 and has been included in the determination of net loss applicable to common stock for the three months ended March 31, 2003. As of December 31, 2004, all of the Series D convertible preferred stock was exchanged for Series E preferred stock and common stock.

Series E

     In May 2004, the company completed a series of financing transactions that commenced in April 2003, by which the company issued an aggregate $5.4 million principal amount of its convertible promissory notes. The proceeds from those transactions had been used to fund operations since early 2003. The holders of the convertible notes agreed that upon approval of the merger by the stockholders of viaLink that on December 31, 2004, all outstanding notes would be converted into Series E preferred stock. A portion of the Series D convertible preferred stock was also converted into Series E preferred stock during 2004, such that an aggregate of 911 shares were issued during 2004. Upon completion of the merger with Prescient Systems, Inc the shareholders of Prescient System received an additional 746 shares of Series E preferred stock. As of December 31, 2004 and March 31, 2005 there were a total of 1,657 shares of Series E preferred stock outstanding. The Series E preferred stock is convertible into shares of common stock of the company at an initial conversion price of $2.00 per share, and 18 months after being issued those Series E preferred shares will begin accruing dividends at a rate of 4% per annum. No accrual has occurred through March 31, 2005.

Series F

     In May 2004, following completion of the convertible debt financing, the company received funding commitments in the aggregate amount of $2.75 million. The funding commitments were received from entities or their affiliates that were beneficial owners of shares of viaLink common stock, including the largest beneficial owner. The purpose of this financing was to fund operations through the completion of the merger. The first phase of this funding was made immediately prior to the execution of the merger agreement, at which time the company issued its 10% secured promissory notes in the aggregate principal amount of $1.25 million, together with common stock purchase warrants, referred to as the “bridge warrants,” which were exercisable for 625,000 shares of common stock at an initial exercise price of $2.00 per share. The 10% convertible notes automatically converted into 160 shares of Series F preferred stock on December 31, 2004, upon the closing of the merger. The second phase of the approved funding was completed upon the closing of the merger. On December 31, 2004, the company issued to the funding stockholders an additional 115 shares of Series F preferred stock for an aggregate $1,150,000 at a price of $10,000 per share, together with bridge warrants exercisable for 750,000 shares of common stock at an initial exercise price of $2.00 per share. Finally an additional 77.44 shares of Series F preferred stock were issued to the shareholders of Prescient Systems, Inc. and the placement agent in accordance with the merger agreement. As of December 31, 2004 and March 31, 2005 there were a total of 352 shares of Series F preferred stock outstanding shares of Series F preferred stock are convertible into shares of common stock at an initial conversion price of $2.00 per share.

     On May 4, 2005 the company completed a qualified financing and the shares of Series F preferred stock automatically have been converted into 239.9419 shares of a newly created Series G preferred stock, 3,357,745 shares of common stock and 2,643,292 warrants to purchase common stock at an exercise price of $1.00 per share in the company. (See Note 12).

10. Notes Payable

     Beginning on April 9, 2003 and throughout 2004 the company received working capital funding from certain existing shareholders. During 2004 the company received proceeds totaling $1.0 million.

     The promissory notes were due on the earlier of the six-month anniversary of the issuance of each note or the consummation of a proposed financing as defined in the note agreement. The notes bear interest, payable quarterly in cash or common stock at the option of the company, at 10% per annum. For each $10,000 in principal the note holders were issued warrants to purchase 50,000 shares of common stock at $0.12 per share. The notes contain certain provisions allowing, at the option of the holder, the conversion of the principal amount of each of the notes into equity securities of the company, which may be issued in connection with a proposed offering by the company of its equity securities to certain investors. If the holder elects to convert the notes into equity securities, the principal amount of the note shall convert into such amount of equity securities equal to 110% of the principal amount of the note. These provisions created a beneficial conversion ratio in 2004 and prior.

     The proceeds from issuance of the notes payable, the beneficial conversion ratio at the issuance date and warrants were allocated to each instrument based on their relative fair values. The sum of the relative fair value of the warrants and the intrinsic value of the beneficial conversion ratio of the notes payable was determined to be in excess of the total proceeds received by the company; therefore, the entire proceeds is considered a non-cash debt discount. The debt discount is being amortized as interest over the life of each of the notes payable. The debt discount was recorded at the date of each issuance and the amortization of the debt discount is included in the determination of net loss as interest expense beginning in the second quarter of 2003 and into 2004. As of December 31, 2004 this debt was retired and exchanged for common stock.

11. Related Parties

     The company engaged Brian Carter the former CFO of viaLink and a current member of the board to assist in various transition activities. For the three months ended March 31, 2005 the company paid to Mr. Carter a total of $19,855 for these services.

12. Subsequent Event

     On April 12, 2005 and April 28, 2005 the company received two bridge loans for $250,000 each in anticipation of the qualified financing which was completed on May 4, 2005. Both of these bridges converted automatically into securities issued in the qualified financing. Interest accrued on these bridge loans was settled by the issuance of 4,340 shares of common stock to the investor.

     On May 4, 2005 the company completed a qualified financing of $2.25 million ($1.75 in cash and $0.5 converted from the above mention bridge loans). For the qualified financing, the company issued 5,113,036 shares of common stock and 1,534,091 warrants which have an exercise price of $1.00. Along with this qualified financing the company converted all of the Series F preferred stock and exchanged it for a) 239.9 shares of a newly created Series G preferred stock, b) 3,356,745 shares of common stock and c) 2,643,292 warrants with an exercise price of $1.00. The Series G preferred stock has no stated dividends and is senior to the common stock, but subordinate to the Series E preferred stock.

     The company is required to raise an additional $1.5 million of financing within 120 days from this financing. In the event the company does not complete this financing within this timeframe the cash investor will receive an additional 5,113,036 shares of common stock and the 1,534,091 warrants issued to this investor will have the exercise price lowered to $0.50 per warrant.

     Warrants were issued to the placement agent in addition to cash fees as a result of this financing. The company issued 409,091 warrants for common stock with an exercise price of $0.48 and 122,727 warrants for common stock with an exercise price of $1.00.

     The investor in this qualified financing, Mr. Tak or a representative he appoints, will be elected to the board of directors of Prescient.

     Concurrent with this financing the company also entered into a five year remote resourcing agreement with an entity owned by Mr. Tak. This agreement provides for the company to outsource certain functions and services.

ITEM 2. Management’s Discussion and Analysis or Plan of Operation

     Statements of management’s intentions, beliefs, anticipations, expectations and similar expressions concerning future events or outcomes contained in this Report constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). These statements are generally identified by forward-looking words such as “may,” “will.” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “continue” and other similar words. Any forward-looking statements are made by the company in good faith, pursuant to the safe-harbor provisions of the Reform Act. As with any future event or outcome, the company cannot assure you that the events or outcomes described in forward-looking statements made in this Report will occur or that the results of future events or outcomes will not vary materially from those described in the forward-looking statements. These forward-looking statements reflect management’s current views and projections regarding economic conditions, industry environments and the company’s performance. Important factors that could cause actual performance and operating results to differ materially from the forward-looking statements include, but are not limited to, changes in the general level of economic activity in the markets served by Prescient, introduction of new products or services by competitors, sales performance, expense levels, interest rates, changes in the company’s financial condition, availability and terms of capital sufficient to support our current and anticipated level of activity, delays in implementing further enhancements to the company’s services and its ability to implement our business strategies.

     Prescient’s expectations with respect to future results of operations that may be embodied in oral and written forward-looking statements, including any forward-looking statements that may be included in this Report, are subject to risks and uncertainties that must be considered when evaluating the likelihood of its realization of such expectations. The company’s actual results could differ materially. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in “Additional Factors That May Affect Future Results.”

Overview

     Prescient was originally formed in 1985 as Applied Intelligence Group, an Oklahoma Corporation. In 1998, its name was officially changed to The viaLink Company. In 1999, the company reorganized as a Delaware Corporation. On December 31, 2004, The viaLink Company merged with Prescient Systems, Inc. and changed its name to Prescient Applied Intelligence, Inc.

     Prescient Systems was founded in 1982 as Lucas, Bear and Associates, Inc., a company that developed and marketed forecasting and inventory planning software for manufacturing clients. In 1996, a management buyout of Lucas, Bear & Associates, Inc., led by Jane Hoffer, current president and CEO, led to the formation of Prescient Systems, Inc. In 2000, Prescient Systems acquired Proasis Ltd., a provider of Advanced Planning and Scheduling (or APS) software based in the United Kingdom. Coupling industry insight with strategic growth, Hoffer and her team evolved Prescient into a premier provider and innovator of retailer-centric planning and collaboration solutions.

     Prescient Systems has a history of uneven revenue performance due to the unpredictable nature of software license sales. There can be no assurance that new license sales will ever increase sufficiently enough for the retailer-centric portion of the company to achieve consistent growth and profitability.

     As a combined organization, Prescient delivers the industry’s broadest offering with the only solution to encompass retailers and suppliers and enable their ability to collaborate through shared point-of-sale data. Prescient provides a continuum of solutions that aligns suppliers (manufacturers, distributors) and retailers to meet consumer demand.

     Prescient’s advanced commerce solutions for retailers and supply chain solutions for suppliers are proven and effective. They enable retail trading partners to align planning and execution with changing market needs to facilitate collaboration and advanced commerce. The solutions capture information at the point of sale, provide greater visibility into real-time demand, and turn information into action. As a result, the solution drives efficiencies from the retail “shelf” through the entire supply chain.

Advanced Commerce Solutions

     Prescient’s advanced commerce solutions focus on providing subscription-based, business-to-business electronic commerce services that enable companies in the consumer packaged goods and retail industries to efficiently manage their highly complex supply chain information. The Prescient service allows manufacturers, wholesalers, distributors, sales agencies (such as food brokers) and retailers to conduct item, price, and promotion authorization in a much cost-effective and accessible way than the traditional electronic and paper-based methods. The company offers advanced commerce services for chain pricing in multi-tier distribution channels, invoicing, scan sales visibility, and scan based trading.

Supply Chain Solutions

     Prescient’s supply chain software and services are targeted to mid-market manufacturers or distributors of consumer products, including food and beverage, consumer healthcare, household and beauty, and general merchandise. The supply chain applications have functionality that specifically address the particular concerns of companies for retail-level forecasting, inventory replenishment, and production planning. Prescient’s supply chain solutions help its clients accurately forecast demand for specific products; plan and schedule production resources; enable information sharing across the supply chain; and measure the effectiveness of supply chain operations.

     Prescient provides a continuum of solutions for retailers and suppliers that translate consumer insight into better execution at the store shelf by capturing scan-sales data, improving forecast accuracy, and increasing supply chain efficiencies. Household brand names like Ahold, AutoZone, Coors, Domino’s Pizza, Rite Aid, Sara Lee and Schwan’s rely on Prescient.

Critical Accounting Policies

     The Securities and Exchange Commission (“SEC”) released Financial Reporting Release No. 60, which requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. In addition, Financial Reporting Release No. 61 was released by the SEC to require all companies to include a discussion to address, among other matters, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments. The company’s significant accounting policies and methods used in the preparation of the Consolidated Financial Statements are discussed in Footnote 1 of the Notes to Consolidated Financial Statements. The following is a listing of the company’s critical accounting policies and a brief discussion of each:

•	Allowance for doubtful accounts;

•	Revenue recognition;

•	Asset impairment;

•	Goodwill and other intangibles; and

•	Debt discount and beneficial conversion feature

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

     Revenue Recognition. The company expects to generate future revenues from monthly subscriptions to its services. Additionally, the company expects to generate future revenues from the sale of licenses of its supply chain planning software along with increased maintenance and services revenue.

     Subscriptions — For use of the subscription service, customers pay either a flat monthly subscription rate or a rate based on the number of trading partners and the size and complexity of the trading relationships. Other services are available for additional monthly subscription fees. For new advanced commerce transactions, customers are charged an implementation fee ranging from $200 for an on-line implementation to more than $100,000 for complex supplier and retailer installations are due in advance, are nonrefundable and are separately priced from the use of services. Implementation fees are separately priced based on time and materials. Implementation costs consist primarily of labor by technical support personnel to configure customer data and establish a connection to the company’s services. Subscription services are provided by and are resident on the company’s database servers. Customers gain access to and use the company’s services through means ranging from Internet web browsers to fully automated batch interfaces imbedded in the customer’s IT systems. Basic implementation services, including training the customer on how to use these services and how to format and populate the database with the customer’s data, are provided to all customers. Services beyond the basic implementation services include consulting services that help customers modify their own IT systems and procedures to enable more automated interfaces with the company’s services.

     The company recognizes revenues for its subscription and basic implementation services ratably over the terms of the subscription arrangements. Revenues collected in advance are deferred and recognized as earned. Revenues for consulting services related to complex supplier and retailer implementations are recognized as services are provided.

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

     License — software license revenue is recognized upon shipment of the software product, where no significant vendor obligations exist, the payment is fixed or determinable the arrangement is evidenced by an agreement and collection is probable. Maintenance revenues are recognized ratably over the maintenance period, in accordance with the terms of the related agreements. The company uses the residual method of allocating a portion of the total fee to maintenance and license fees when both are included in the total contract fee (license and maintenance). Service revenues, including training and implementation consulting, are seperately priced and are recognized as the services are performed, based upon the fair value of services performed.

     Asset Impairment. The company reviews long-lived assets for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The company adopted SFAS No. 144 in fiscal year 2002. SFAS No. 144 required the company to identify events or changes in circumstances which indicate that the carrying amount of an asset may not be recoverable. If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the long-lived assets, the carrying value is reduced to the estimated fair value as measured by the discounted cash flows. The company’s continuing losses from operations is one factor which could be an indicator that the carrying amounts of any of its assets may not be recoverable. The company performed an analysis comparing estimated future cash flows to the carrying value of its assets at December 31, 2004. The analysis did not indicate that impairment exists as of December 31, 2004 or March 31, 2005. The estimated future cash flows were based upon certain assumptions and are dependent upon future performance. See “Additional Factors That May Affect Future Results” for factors that may cause operations to vary from the company’s estimates. If actual results differ from the estimated future cash flows impairment may be evident in future periods.

     Goodwill and Other Intangible Assets – Goodwill and other Intangible Assets represent the excess of costs over fair value of assets of business acquired. The company has not yet finalized its purchase price allocation relating to the merger, but expects to in the second or third quarter of 2005. Goodwill and intangible assets acquired in the purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of FASB Statement No. 142, Goodwill and Other Intangible Assets. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. The occurrence of certain events may be indicators that goodwill is impaired and therefore require the Company to test for impairment other than annually. One such event would be a significant reduction in the trading value of the Company’s common stock. The Company notes that such an evaluation may be required in 2005.

     Debt Discount and Beneficial Conversion Feature. All of the company’s debt instruments were converted to equity instruments as of December 2004, the company’s notes payable contain certain provisions allowing, at the option of the holder, the conversion of the principal amount of each of the notes into equity securities of the company. The company has determined that these provisions create a beneficial conversion ratio.

     The company allocates the proceeds from issuance of the notes payable, the beneficial conversion ratio at the issuance date and warrants to each instrument based on their relative fair values. The sum of the relative fair value of the warrants and the intrinsic value of the beneficial conversion ratio of the notes payable was determined to be in excess of the total proceeds received by the company; therefore, the entire proceeds are considered a non-cash debt discount. The company estimates the fair values of the warrants and beneficial conversion feature using the Black-Scholes option valuation model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. These equity linked securities have characteristics significantly different from those of traded options and changes in the subjective input assumptions can materially affect the fair value estimate. The resulting debt discount is being amortized as interest over the life of each of the notes payable. The debt discount was recorded at the date of each issuance and the amortization of the debt discount is included in the determination of net loss as interest expense.

     In certain cases in 2004 the amounts allocated to the beneficial conversion feature were treated as an embedded derivative and the amounts allocated to warrants were also recorded as a liability. These liabilities were marked to market quarterly and any resulting change in fair value was recorded on the statement of operations.

Results of Operations

     Comparison of the Three Months Ended March 31, 2005 (“2005”) to the Three Months Ended March 31, 2004 (“2004”)

     On December 29, 2004, Prescient Systems, Inc. was merged into the company. Results for the three months ended March 31, 2005 include both the results of the former viaLink and Prescient Systems, Inc. The results for the three months ended March 31, 2004 are for The viaLink Company prior to the merger with Prescient Systems, Inc.

     Revenues. Prescient’s revenues are comprised of revenues for subscriptions and implementation fees for its advanced commerce offerings, as well as license, maintenance and services revenues for the supply chain offerings. The following table sets forth for the periods indicated the components of revenue included in the consolidated statements of operations:

	2005	2004
Revenues:
Subscription services	$1,323,506	$1,162,881
Implementation fees	62,474	38,883
Licenses	84,033	—
Maintenance	369,096	—
Professional services	452,089	—

	$2,291,198	$1,201,764

     Subscription revenues have increased 14% from 2004 to 2005. This increase is due to increases in the number of subscribers to the advanced commerce services and increases in the company’s subscription rates. Continued subscription revenue growth is dependent upon the number of subscribers to these services and how many trading partners with which they are exchanging data (“connections”) and is also dependent upon increasing the number of connections between the company’s existing customers and adding new customers. The rate at which the connections increase can vary significantly from one customer to another depending upon each company’s deployment strategy. Prescient expects its subscription revenues to continue to grow throughout 2005.

     Implementation fee revenues increased 61% from 2004 to 2005. The increase is due to a number of larger implementations being performed.

     License revenues were $84,000 in 2005. On a comparative basis, this revenue level is less than in 2004 quarters, however revenue recognition is dependent upon finalization of new arrangements. This category of revenue is a result of the merger with Prescient Systems Inc. at December 31, 2004. These revenues are comprised of both perpetual, adaptive and ASP license sales. In the first quarter of 2005 Prescient sold two new licenses one was a perpetual license and one was an adaptive license. The company expects license sales to increase through out 2005.

     Maintenance revenues were $369,000 in 2005. This category of revenue is a result of the merger with Prescient Systems Inc. at December 31, 2004. This represents the quarterly revenue recognition of over 60 active supply chain maintenance agreements that are billed annually throughout the year. The company expects maintenance revenues to have a small growth in 2005 mainly from the maintenance associated with new license sales and services performed with existing accounts.

     Professional services revenue was $452,000 in 2005. This category of revenue is a result of the merger with Prescient Systems Inc. at December 31, 2004. Professional services revenue mainly result from new license installation and training, follow-up training on existing installations, application analysis and custom enhancements. Prescient expects professional services revenue to grow in 2005 as a result of new license sales and services performed with existing accounts.

     Customer Operations. Customer operations expense consists of personnel costs associated with implementation, consulting and other services and costs of operating, maintaining and accessing technical operations and hosting facilities in support of Prescient’s advance commerce offerings. Customer operations expense also includes the cost of providing support and maintenance to customers. The company’s customer operations expense increased from $859,000 in 2004 to $1,092,000 in 2005. This increase of $233,000 is primarily due to increased expenses related to personnel costs of $170,000 as the headcount grew from 21 (viaLink only) at March 31, 2004 to 28 at March 31, 2005 (combined organization). Additional increases in expenses included travel expense of $20,000 and telecommunication expenses of $15,000. Prescient expects customer operations expenses to reduce in the third and fourth quarters of 2005 as we move our data centers to a more cost effective environment; however cost to affect this transition may offset this expense savings in 2005.

     Development. Development expense includes personnel and contract labor costs and professional fees incurred for product development, enhancements, upgrades, and quality assurance and testing across both advanced commerce and supply chain product offerings. Prescient’s development expenses increased from $407,000 in 2004 to $415,000 in 2005. This increase of $8,000 is due to increases in personnel costs of $10,000. The company’s development team consisted of 16 people at March 31, 2004 (viaLink only) as compared to 15 people at March 31, 2005 (combined organization). The company is continuously undertaking various projects to expand the functionality of its services and expects the continuance of these expenses for the foreseeable future.

     Selling and Marketing. Selling and marketing expense consists primarily of personnel costs, travel, sales lead generation fees, public relations fees, seminars and conferences. Selling and marketing expense increased from $202,000 in 2004 to $570,000 in 2005. This increase of $368,000 is due to increases in personnel costs of $187,000. Prescient’s sales and marketing team included 3 people at March 31, 2004 (viaLink only) as compared to 10 people at March 31, 2005 (combined organization). Other expenses that increased include lead generation expenses by $70,000, professional fees by $57,000, travel by $22,000 and telecommunication by $19,000. The company expects to increase its selling and marketing expenses in the second, third and fourth quarters as it fills open sales positions and increase its participation in industry activities and other growth opportunities.

     General and Administrative (G&A) and non-cash stock compensation. G&A expense consists primarily of the personnel and other costs for the administration of the company’s financial, human resources and executive requirements and the fees and expenses associated with legal, accounting and other services. G&A expense increased from $310,000 in 2004 to $747,000 in 2005. G&A expenses increased by nearly $436,000, due to an $119,000 increase in personnel costs and related cost increases. The G&A staff included 3 people at March 31, 2004 (viaLink only) as compared to 6 at March 31, 2005 (combined organization). G&A in 2004 consisted of only finance and human resources support, where in 2005 this includes executive, finance, human resources and network administration. Other expenses that increased were $134,000 in professional fees, a $46,000 increase rent expense as Prescient now has offices in Dallas, Texas and West Chester, Pennsylvania and an increase of $100,000 in bad debt expense from uncollectible accounts including Winn Dixie and Buehler Foods which filed for bankruptcy in 2005. Additionally, non-cash stock compensation of $81,250 during 2004 was included in the statement of operations for restricted stock grants during the period. There was no non-cash stock compensation in 2005.

     Depreciation and Amortization. Depreciation and amortization expense increased from $101,000 in 2004 to $120,000 in 2005. Amortization expense increased $99,000 as the Company began amortizing intangible assets as a result of the merger with Prescient Systems.

     Interest expense, net. Interest expense in 2004 represents the non-cash interest expense for the amortization of the initial debt discount recorded for each of the notes payable and interest expense on the capital lease with Hewlett-Packard. The debt discount is being amortized over the life of each note. This amortization was completed in 2004.

     Dividends on Preferred Stock. Dividends on preferred stock include the allocation of the proceeds received to the warrants issued and beneficial conversion features of the preferred stock issued during the respective periods. In 2004, $302,000 was recorded as a stock dividend for the Series D preferred stock. Additionally, the Series D convertible preferred stock accrues dividends at 12% per annum. The Series D convertible preferred stock was retired and exchanged for other securities with the merger in December 2004.

Liquidity and Capital Resources

     Effective May 4, 2005 the company closed on $2,250,000 of new financing. This new capital was initially received as bridge notes payable for a total of $500,000. The bridge notes funds of $250,000 each were received on April 12, 2005 and April 28, 2005 and these notes were converted to common stock along with $1,750,000 of additional cash at the closing of this financing. The company is now in the process of raising an additional $1.5 to $2.0 million of cash for working capital. The additional capital raise is expected to be completed in the third quarter of 2005; however there can be no assurances that we will be able to consummate this transaction. Further, as described in Note 12 of the financial statements, there will be further dilution to the existing shareholders if we can not complete this additional financing.

     The principal potential sources of liquidity are cash on hand, cash generated from current revenues and cash provided from financing activities. As of March 31, 2005, there is cash and cash equivalents of $475,000.

     During the three months ended March 31, 2005, $0.8 million was used in operating activities compared to using $0.9 million during the three months ended March 31, 2004. Cash used in operating activities during 2005 reflects a net loss of $0.7 million. Cash used in operating activities also reflects $0.1 million of depreciation and amortization and $0.1 million provision for doubtful accounts. Other uses of cash include accounts payable and accrued liabilities of $0.3 million relating mainly to payment of certain merger transaction related costs.

     During the three months ended March 31, 2005, approximately $42,000 was used in investing activities reflecting capital expenditures of $32,000, which was for telephone and computer equipment as well as $10,000 in royalty payments to Lucas Bear. In 2004 capital expenditures were $14,000.

     During the three months ended March 31, 2005 there were no financing activities. During the three months ended March 31, 2004, financing activities provided net cash of $972,000, primarily the result of the issuance of $1,025,000 in notes payable to existing shareholders offset by payments made on the capital lease obligations with Hewlett-Packard.

     The company has incurred operating losses and negative cash flow in the past and expects to incur operating losses and negative cash flow in the first nine months of 2005. Spending may increase in the future for further technology and product development and other technology and database costs. The company expects to incur increases in sales related expense as additional sales management and sales representatives are hired.

     The company’s former independent auditors issued their Independent Auditors’ Report on the Company’s consolidated financial statements for the fiscal year ended December 31, 2004 with an explanatory paragraph regarding the Company’s ability to continue as a going concern. The company has generated net losses for the years ended December 31, 2002, 2003 and 2004 and have generated an accumulated deficit of $103.4 million as of March 31, 2005. The company has incurred operating losses and negative cash flow in the past and expects to incur operating losses and negative cash flow during the first nine months of 2005. The company has experienced lower new license signings for supply chain and delays in signing small supplier customers, which were an important component of expected subscription and implementation revenues for advance commerce. The company continues to pursue sales efforts with a) new retailers to create new communities, b) with small to medium size suppliers for the use of the supply chain software and c) with the suppliers that will become subscribers to the advanced commerce services within existing and new hub communities.

     The delay in generating revenues creates a need for the company to obtain additional capital in 2005 in order for the company to execute its current business plan successfully. The amount of additional capital needed will be dependent upon (a) the company’s services achieving market penetration, (b) the timing of additional customer signings, (c) the ability to maintain current decreased levels of spending, and/or (d) the amount, if any, of unanticipated expenditures. There can be no assurance as to whether, when or the terms upon which any such capital may be obtained. Any failure to obtain an adequate and timely amount of additional capital on commercially reasonable terms could have a material adverse effect on the business, financial condition and results of operations, including the company’s ability to continue as a going concern.

Recently Issued Accounting Pronouncements

     In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” (“FIN 46”) This Interpretation was subsequently revised in December 2003. The Interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Interpretation, as revised, requires an entity to apply the interpretation to all interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ended after December 15, 2003. Application for all other types of entities is required in financial statements for periods ending after March 15, 2004. The company is in the process of reviewing the impact of adopting FIN 46, as revised; however, it is not expected that the adoption will have a material impact on the consolidated results of operations or financial position.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 modifies the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS No. 150 requires that those instruments be classified as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period that began after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption did not have a material impact on the consolidated results of operations or financial position.

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

     In December 2004, FASB issued FASB Statement No. 151, Inventory Costs, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Under this Statement, such items will be recognized as current-period charges. In addition, the Statement requires that allocation of fixed production overheads to the costs of conversion are based on the normal capacity of the production facilities. This Statement will be effective for the company for inventory costs incurred on or after January 1, 2006.

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

Additional Factors That May Affect Future Results

     You should carefully consider these factors that may affect future results, together with all of the other information included in this Form 10-QSB, in evaluating Prescient’s business. The risks and uncertainties described below are those that the company currently believes may have a material effect on our results of operations or financial condition. Additional risks and uncertainties that the company is unaware of or that it currently deem immaterial also may become important factors that affect us.

     Keep these risks in mind when you read “forward-looking” statements elsewhere in this Form 10-QSB. These are statements that relate to the company’s expectations for future events and time periods. Generally, the words “anticipate,” “expect,” “intend,” and similar expressions identify forward-looking statements. Forward-looking statements involve risks and uncertainties, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements.

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

     • Working capital requirements; and

     • Level of investment in and development of its services and technology .

     While Prescient completed a qualified financing for $2.25 million, the company needs additional funds to fully execute its business plans. The company is in the process of raising an additional $1.5 to $2.0 million and plans to complete this additional equity raise by the end of August, 2005. There is no assurance that this additional equity financing of $1.5 to $2.0 million can be obtained on terms satisfactory to Prescient.

The company has received a “Going Concern” opinion from its independent registered public accounting firm.

     The company’s independent public accounting firm issued a report on the company’s consolidated financial statements for the fiscal year ended December 31, 2004, with an explanatory paragraph regarding its ability to continue as a going concern. This going concern report was originally issued in July 2001. Such an opinion by the company’s independent registered public accounting firm may impact its dealing with third parties, such as customers, suppliers and creditors, because of concerns about its financial condition. Any such impact could have a material adverse effect on the business, operating results and financial condition.

The company must raise at least $1.5 million in new capital by September 2, 2005 or additional stock dilution will occur.

     The company is required to raise at least $1.5 million by September 2, 2005 or the qualified financing investor (tak Investments LLC) will receive an additional 5,113,656 shares of common stock and the 1,534,091 warrants issued to it will have the exercise price lowered from $1.00 to $0.50 per share of common stock.

The combined company may be unable to successfully integrate the businesses of viaLink and Prescient due to a number of potential difficulties.

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

     After the merger and the qualified financing, SDS Capital Group SDC LTD and its affiliates, Northsound and its affiliates, Newspring Venture and Tak Investments LLC own approximately 21%, 13%, 12%, and 11% respectively, of the outstanding common stock of the company. If the controlling stockholders choose to act together, they may be able to exercise control over the company, including the election of directors and the approval of actions submitted to the company’s stockholders. In addition, without the consent of these controlling stockholders, the company may be prevented from engaging in transactions that would be beneficial to the other stockholders of the company. Therefore, the interests of the controlling stockholders may materially conflict with the company’s interests and the interest of the company’s other stockholders.

The company has a history of operating losses and will have future operating losses.

     Prescient’s predecessor, viaLink, has a history of operating losses and incurred net losses of approximately $8.1 million in 2002, $10.0 million in 2003, $7.5 million in 2004,and $0.7 for the three months ended March 31, 2005. As of March 31, 2005, the company had an accumulated deficit of approximately $103.4 million representing the sum of its historical net losses. Going forward, Prescient will continue to expend significant resources to aggressively develop and market its services into an unproven market.

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

     The success of the advanced commerce business depends on a significant number of retailers subscribing to and using these services and linking with manufacturers, wholesalers and distributors over the Internet through the advanced commerce suite of services. The company cannot predict if, or when, a significant number of manufacturers, suppliers and retailers will subscribe to its services. To encourage purchasers to subscribe to and use the advanced commerce services, the company must offer a broad range of product, price and promotion information from a large number of suppliers through its advanced commerce service. However, to attract suppliers to subscribe to advanced commerce solutions, the company must increase the number of retailers who use its services. If the company is unable to build a critical mass of retailers and suppliers, it will not be able to benefit from a network effect where the value of its services to each subscriber significantly increases with the addition of each new subscriber. The company’s inability to achieve this network effect would reduce the overall value of its services to retailers and suppliers and, consequently, would harm the business.

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

     The company uses Hewlett-Packard’s data center as the host for its advanced commerce services. It is dependent on a continued relationship with Hewlett-Packard and on their data center for the timely and secure delivery of advanced commerce services. If Hewlett-Packard’s data center fails to meet the company’s expectations in terms of reliability and security, or if Hewlett-Packard, as the company’s largest vendor, withdraws its support, the company’s ability to deliver its advanced commerce services will be seriously harmed, resulting in the potential loss of customers and subscription revenue. Furthermore, if the company’s relationship with Hewlett-Packard were terminated, it would be forced to find another service provider to host its services. The company’s current service agreement, as extended, expires in August 2005. Transition to another service provider could result in interruptions of its advanced commerce services and could increase the cost of obtaining these services.

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

There can be no assurance that future sales of new supply chain licenses will increase enough to ensure revenue growth and profitability.

     Prescient has a history of uneven revenue performance due to the unpredictable nature of its supply chain software license sales. There can be no assurance that new supply chain software license sales will ever increase sufficiently enough for the retailer-centric portion of the combined company to achieve consistent growth and profitability.

The company’s supply chain solution is dependent upon the Microsoft platform for its business rules, which may limit its acceptance by potential customers.

     Prescient’s supply chain solution is dependent on the Microsoft platform (NT Server, NT Workstation, Windows 2000 Server, Windows 2000 Professional, Windows 2003, or Windows XP Professional) to run its business rules. While the solution can run databases on Unix or Linux, it cannot run business rules on these platforms. Therefore, the inability of the company’s supply chain solutions to run business rules on non-Microsoft platforms may severely limit its potential customer base.

Industry competitors have licensed Prescient Supply Chain application code and could develop a product competitive to the company’s own technology, or partner with an organization that would offer a more robust solution.

     Ross signed a technology licensing agreement with Prescient’s predecessor, Prescient Systems’ on April 21, 2004, under which it licensed application code owned by Prescient Systems in order to resell and build out a Ross-specific solution based upon Prescient Systems’ technology. The agreement with Ross included a non-compete clause that restricts Ross’ ability to compete with Prescient Systems for one year. Since April 21, 2005, Ross is no longer be prohibited from selling directly into the company’s client base with a competing solution. Therefore, Prescient may have to compete against solutions provided by Ross that are based on its own technology. Ross also has the ability to partner with other providers of consumer goods industry point solutions, thus rounding out Ross’ ERP solution. If Ross is able to offer a more robust solution to the consumer goods industry, there can be no assurance that Prescient will be able to offer comparable functionality. Therefore, there can be no assurance that Prescient will be able to compete effectively against Ross. On March 30, 2001, Prescient granted to webplan, Inc. (“webplan”), a software license and provided object code as well as system and operational documentation for the following products: Demand Planning Version 3.0, Forecast Collaborator version 3.0 and API Com version 1.0. Additionally, webplan received one year of maintenance and service in the initial payment. On June 30, 2003, Prescient Systems received notice that webplan no longer wished to continue maintenance and support. The company is not aware of any efforts by webplan Inc. to market the licensed products Prescient sold to them; however, webplan Inc. has a perpetual right to the listed products above.

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

     The majority of marketing and sales personnel have been employed for two years or less. The company’s future depends on the successful achievement of sales targets, retention of current marketing and sales personnel, and the expansion of the marketing and sales departments. There is no assurance that the company will be successful in achieving sales targets or retaining and expanding these departments due to increased competition for experienced personnel. If the company is unable to achieve its sales targets or retain and expand its sales and marketing departments, the company’s business, operating results, and financial condition could be materially and adversely affected.

The price of the company’s common stock may decline due to shares currently eligible for future sale. Also, stockholders will experience dilution in connection with the conversion of preferred stock and exercise of warrants.

     Sales of a substantial number of shares of common stock, or even the potential for such sales, could adversely affect the market price of the common stock and could impair the company’s ability to raise capital through the sale of equity securities. As of May 5, 2005, Prescient had outstanding 35,162,523 shares of common stock. Of these shares, 17,718,201 are freely tradable without restriction or further registration under the Securities Act unless purchased by its affiliates.

     Furthermore, an additional:

•	7.2 million shares of common stock are issuable upon the exercise of currently outstanding warrants; and

•	13.7 million shares of common stock are issuable upon the conversion of currently outstanding preferred stock.

     Substantially all shares issued following the exercise of warrants or the conversion of the preferred stock will be freely tradable.

ITEM 4. Controls & Procedures

     As of the end of the period covered by this report, Prescient carried out an evaluation, under the supervision and with the participation of Prescient’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Prescient’s disclosure controls and procedures. Based upon that evaluation, Prescient’s Chief Executive Officer and Chief Financial Officer concluded that Prescient’s disclosure controls and procedures are effective in enabling it to record, process, summarize and report information required to be included in the periodic SEC filings within the required time period. There have been no significant changes in Prescient’s internal controls or in other factors that could significantly affect internal controls during the quarter ended March 31, 2005, however the company continues to integrate the accounting fractions of the two entities resulting from the merger.

PART II — OTHER INFORMATION

NOTE REGARDING FORWARD-LOOKING STATEMENTS

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits

     The following instruments are included as exhibits to the report. Exhibits incorporated by reference are so indicated.

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002..

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002...

32.1	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 by the Chief Executive Officer

32.2	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 by the Chief Financial Officer

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRESCIENT APPLIED INTELLIGENCE, INC.
(Registrant)

	By:	/s/ JANE F. HOFFER

Jane F. Hoffer
Chief Executive Officer
Date: May 13, 2005
	By:	/s/ STAN SZCZYGIEL

Stan Szczygiel
Vice President, Chief Financial Officer
(principal financial and accounting officer)

Date: May 13, 2005

EXHIBIT INDEX

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 by the Chief Executive Officer

32.2	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 by the Chief Financial Officer