Form 10QSB
period 2005-06-30
Prescient Applied Intelligence, Inc.
filed 2005-08-12
CIK 1017137

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005
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
     Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes ☑ No ☐
     State the number of Shares outstanding of each of the issued Classed of Common Equity as of the latest practicable date.
     As of August 5, 2005, the issuer had 35,174,322 outstanding shares of Common Stock.
     Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☑

PART 1 — FINANCIAL INFORMATION
ITEM 1. Financial Statements
PRESCIENT APPLIED INTELLIGENCE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2005 and December 31, 2004

	June 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,317,980	$1,476,975
Accounts receivable — net of allowance for doubtful accounts of $89,000 in 2005 and $199,000 in 2004	1,880,434	1,604,573
Prepaid and other current assets	235,870	232,703

Total current assets	3,434,284	3,314,251
Furniture, equipment and leasehold improvements, net	235,293	198,578
Intangible assets, net	2,080,365	2,243,750
Goodwill	17,665,959	17,495,727
Other assets	49,343	83,456

Total Assets	$23,465,244	$23,335,762

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$271,259	$730,688
Accrued liabilities	917,694	1,154,516
Deferred revenues	876,519	1,038,350

Total current liabilities	2,065,472	2,923,554

Deferred maintenance — long term portion	12,672	—

Commitments and contingencies

Stockholders’ equity
Series E Preferred Stock, $ .001 par value; 1,700 shares authorized; 1657 shares issued and outstanding at December 31, 2004 and June 30, 2005, respectively (liquidation value $16,567,747 at June 30, 2005 and December 31, 2004)	16,567,747	16,567,747
Series F Preferred Stock, $ .001 par value; 395 shares authorized; 352 shares issued and outstanding at December 31, 2004	—	3,524,400
Series G Preferred Stock, $ .001 par value; 300 shares authorized; 240 shares issued and outstanding at June 30, 2005 (liquidation value $2,399,419 at June 30, 2005)	2,399,419	—
Common stock, $.001 par value; 400,000,000 shares authorized; 26,686,807 and 35,162,522 shares issued and outstanding at December 31, 2004 and June 30, 2005, respectively	35,163	26,687
Additional paid-in-capital	105,996,593	102,993,888
Due from stockholder — sale of stock	(13,151)	—
Accumulated deficit	(103,595,593)	(102,700,514)
Cumulative translation adjustment	(3,076)	—

Total stockholder’s equity	21,387,101	20,412,208

Total liabilities and stockholders’ equity	$23,465,244	$23,335,762

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRESCIENT APPLIED INTELLIGENCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
For the Three and Six Months Ended June 30, 2005 and 2004
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Revenue:
Subscription services	$1,326,234	$1,222,475	$2,649,740	$2,385,356
Implementation fees	30,419	97,633	92,893	136,516
Licenses	286,588	—	370,621	—
Maintenance	352,039	—	721,135	—
Professional services	476,314	—	928,403	—

Total revenue	2,471,594	1,320,108	4,762,792	2,521,872

Operating expenses:
Customer operations and support	1,085,233	816,713	2,177,362	1,675,967
Development	341,381	395,469	756,755	802,949
Selling and marketing	563,056	192,524	1,132,861	394,940
General and administrative	607,209	372,623	1,354,055	682,742
Non-cash stock compensation	—	—	—	81,250
Depreciation and amortization	121,402	13,630	240,907	114,238

Total operating expenses	2,718,281	1,790,959	5,661,940	3,752,086

Loss from operations	(246,687)	(470,851)	(899,148)	(1,230,214)
Interest expense	(3,273)	(980,731)	(4,636)	(2,259,303)
Interest income	5,953	—	8,705	—

Net loss	(244,008)	(1,451,582)	(895,079)	(3,489,517)
Stated dividends	—	(302,570)	—	(605,140)

Net loss applicable to common stock	$(244,008)	$(1,754,152)	$(895,079)	$(4,094,657)

Net loss applicable to common stock per common share — basic and diluted	$(0.01)	$(0.18)	$(0.03)	$(0.44)

Weighted average common shares outstanding — basic and diluted	31,995,769	9,572,532	29,355,951	9,351,882

Comprehensive loss:
Net loss	$(244,008)	$(1,451,582)	$(895,079)	$(3,489,517)
Foreign currency translation adjustment	(1,957)	—	(3,076)	—

Comprehensive loss	$(245,965)	$(1,451,582)	$(898,155)	$(3,489,517)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRESCIENT APPLIED INTELLIGENCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Six Months Ended June 30, 2005
(unaudited)

					Additional	Due from		Cumulative
	Preferred Stock		Common Stock		paid-in	stockholder	Accumulated	translation
	Shares	Amount	Shares	Amount	capital	sale of stock	deficit	adjustment	Total
Balance, December 31, 2004	2,009	$20,092,147	26,686,801	$26,687	$102,993,888	$—	$(102,700,514)	$—	$20,412,208

Issuance of Common Stock and Warrants from the qualified financing, net of expenses and conversion of Series F Preferred Stock to Common Stock and Series G Preferred Stock	(112)	(1,124,981)	8,471,381	8,472	3,000,799	(13,151)			1,871,139
Issuance of Common Stock for interest on bridge financing			4,340	4	1,906				1,910
Net loss — six months ended June 30, 2005							(895,079)		(895,079)
Foreign currency translation adjustment								(3,076)	(3,076)

Balance, June 30, 2005	1,897	$18,967,166	35,162,522	$35,163	$105,996,593	$(13,151)	$(103,595,593)	$(3,076)	$21,387,101

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRESCIENT APPLIED INTELLIGENCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2005 and 2004
(unaudited)

	2005	2004
Cash flows from operating activities:
Net loss	$(895,079)	$(3,489,517)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	109,882	—
Depreciation and amortization	240,909	114,238
Non-cash stock compensation	—	81,250
Non-cash interest expense	—	2,227,654
Increase (decrease) in cash for changes in:
Accounts receivable, net	(400,392)	78,137
Prepaid expenses and other assets	(8,189)	9,539
Accounts payable and accrued liabilities	(694,219)	(110,613)
Deferred revenue	(146,527)	(46,596)

Net cash used in operating activities	(1,793,615)	(1,135,908)

Cash flows from investing activities:
Direct costs for acquisition of Prescient Systems, Inc.	(170,232)	(200,729)
Capital expenditures	(80,123)	(33,215)

Net cash used in investing activities	(250,355)	(233,944)

Cash flows from financing activities:
Proceeds from issuance of notes payable	—	1,765,000
Payments of capital lease obligation	—	(141,321)
Proceeds from exercise of stock options, warrants and stock purchase plans	—	3,145
Proceeds from issuance of stock from qualified financing, net of expenses	1,886,200	—

Net cash provided by financing activities	1,886,200	1,626,824

Net increase (decrease) in cash and cash equivalents	(157,770)	256,972
Effect of foreign currency translation on cash balances	(1,225)	—
Cash and cash equivalants, beginning of period	1,476,975	161,663

Cash and cash equivalants, end of period	$1,317,980	$418,635

Supplemental schedule of non-cash activities
Interest on notes payable paid in-kind with common stock	$1,910	$274,503

Dividend on preferred stock paid in common stock	$—	$605,140

Placement agent fees paid, issuance of notes payable	$—	$138,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRESCIENT APPLIED INTELLIGENCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Description of Business
     Prescient Applied Intelligence, Inc. (Prescient) was originally formed in 1985 as Applied Intelligence Group, an Oklahoma corporation. In 1998, the company name was changed to The viaLink Company. In 1999, the company reorganized as a Delaware corporation.
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
     Prescient provides subscription-based business-to-business electronic commerce services that enable companies in the consumer packaged goods, retail and automotive industries to efficiently manage their highly complex supply chain information. These activities are referred to as advanced commerce offerings. Prescient also sells supply chain planning solutions to consumer products companies, referred to as supply chain offerings. The company’s offerings allow manufacturers, wholesalers, distributors, sales agencies (such as food brokers) and retailers to plan, communicate and synchronize item, pricing and promotion information in a more cost-effective and accessible way than has been possible using traditional electronic and paper-based methods. The company offers both the advance commerce and supply chain applications in combined offerings to existing and potential customers and considers this one business segment.
     Prescient’s strategy is to continue its investment in a) development of advanced commerce services and customer support services to facilitate its plan to penetrate each of these markets and build recurring revenues generated from subscriptions and b) to continue to enhance and support the supply chain software products which the company offers in four key areas of supply chain planning: Demand, Supply, Collaboration and Performance Measurement. There can be no assurance, however, that these efforts will be successful. The company’s failure to execute its strategy would have a material adverse effect on its business, financial condition and results of operations, including its viability as an enterprise. As a result of the high level of expenditures for investment in technology development, implementation, customer support services, and selling and marketing expenses, the company expects to incur losses in the foreseeable future periods until such time, if ever, as the recurring revenues from its advanced commerce offerings and license sales from the supply chain offerings are sufficient to cover the expenses.
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
     Prescient’s independent auditors have issued their Independent Auditors’ Report on the company’s consolidated financial statements for the fiscal year ended December 31, 2004 with an explanatory paragraph regarding the Company’s ability to continue as a going concern. The company has an accumulated deficit of $103.6 million as of June 30, 2005. Prescient has incurred operating losses and negative cash flow in the past and expect to incur operating losses and negative cash flow during 2005. During the second quarter of 2005, the company had increased license sales as compared to the first quarter. However, the company continues to have negative cash flow. Prescient continues to pursue sales efforts with a) new retailers to create new communities, b) with small to medium size suppliers for the use of its supply chain software, and c) with the suppliers that the company believe will become subscribers to its advanced commerce services within existing and new hub communities.

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
     On April 12, 2005 and April 28, 2005 the company received two bridge loans for $250,000 each in anticipation of the qualified financing which was completed on May 4, 2005. Both of these bridges converted into the qualified financing. On May 4, 2005 the company signed a common stock and warrant purchase agreement, which provided for $2.25 million of cash to be used for operations and working capital needs (see Note 12). In addition, Prescient plans to raise additional financing of between $1.5 million to $2.0 million. The cash from both the $2.25 million financing and the anticipated additional financing of $1.5 to $2.0 million should allow the execution of the company’s business plans for the next twelve months; however there can be no assurances that this additional capital can be raised.
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
     Operating results for the six month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2005.
4. Merger of Prescient Systems, Inc.
     On December 31, 2004, viaLink acquired all outstanding shares of Prescient Systems, Inc. in a stock-for-stock transaction. Under terms of the merger agreement, the security holders of Prescient Systems, Inc. received 45% of the combined company’s outstanding fully-converted shares at closing, and the security holders of viaLink continued to hold the remaining 55% of the combined company’s outstanding fully-converted shares as of December 31, 2004. Effective December 31, 2004, viaLink changed its name and corporate identity to Prescient Applied Intelligence, Inc. The company’s balance sheet as of December 31, 2004 and June 30, 2005 includes the assets and liabilities of the combined companies, the financing transactions completed on December 31, 2004 and the preliminary allocation of purchase price to the assets acquired and liabilities assumed in connection with the merger. The statements of operations and cash flows for the quarter ended June 30, 2004 does not include the results of operations of Prescient Systems, Inc. The statements of operations and cash flows for the quarter ended June 30, 2005 reflect the combined activities commencing January 1, 2005.
     The merger was accounted for as a purchase business combination with viaLink as the acquirer. The assets acquired and the liabilities assumed of Prescient Systems, Inc. have been adjusted to their respective fair values. The company is still working with independent appraisers to determine the final fair value of acquired software and customer contracts and relationships.

A summary of the purchasing accounting is as follows:

Consideration:
Issuance of Equity Securities:
Common stock (11,915,621)	$10,498,000
Common stock purchase warrants (warrants to purchase 1,125,000 shares)	256,000
Stock options exchanged (options to purchase approximately 625,000 shares)	227,000
Series E Preferred stock (746 shares)	7,456,000
Series F Preferred stock (27 shares)	274,000

Fair value of equity securities issued	18,711,000
Other direct costs incurred by Company	1,098,000

Adjusted purchase price	$19,809,000
Net working capital deficit assumed	70,000
Property and equipment	(116,000)
Other assets acquired	147,000
Identifiable intangibles, primarily software and customer contracts and relationships	(2,244,000)

Excess of cost over fair value of net identifiable assets	$17,666,000

Based upon preliminary estimates, the total purchase price of $19,809,000 was allocated to: 1) identifiable intangibles ($2,244,000), 2) goodwill ($17,666,000), and 3) other assets and liabilities $101,000. The company has yet to determine what, if any, value should be assigned to trade names.
     Costs associated with certain restructuring and integration costs that the combined company expects to incur in 2005 were not accounted for as part of the purchase price and liability for such costs will not be recognized until the criteria of SFAS No. 146 are met.
     Summary unaudited pro forma financial information, three and six months ended actual June 30, 2005 as compared to June 30, 2004 as if the merger occurred on January 1, 2004 follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	Actual	Pro-Forma	Actual	Pro-Forma
Revenues	$2,471,594	$3,561,801	$4,762,792	$5,573,952
Income (loss) from operations	(246,687)	809,499	(899,148)	(228,953)
Net income (loss)	(244,008)	809,499	(895,079)	(228,953)
Net income (loss) applicable to common stock	(244,008)	809,499	(895,079)	(228,953)
Net income (loss) applicable to common stock per share	$(0.01)	$0.03	$(0.03)	$(0.01)
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
     Pro forma information regarding net loss and loss per share is required by and has been determined as if Prescient had accounted for its employee stock options under the fair value method defined by SFAS No. 123 and amended by SFAS No. 148. The company granted no options in 2004 or 2005.
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
     The following table displays the effect on net loss and loss per share had the fair value method been applied during each of the following periods ended June 30,

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net loss applicable to common stock, as reported	$(244,008)	$(1,754,152)	$(895,079)	$(4,094,657)
Stock-based compensation included in the deterimination of net loss under APB No. 25	—	—	—	81,250

Stock-based compensation to be included in the determination of net loss under SFAS No. 148	(27,611)	(117,078)	(55,222)	(353,018)

Pro-forma net loss	$(271,619)	$(1,871,230)	$(950,301)	$(4,366,425)

Net loss to common stock, per common share, basic and diluted:
As reported	$(0.01)	$(0.18)	$(0.03)	$(0.44)
Pro-forma	$(0.01)	$(0.20)	$(0.03)	$(0.47)
6. Reconciliation for Basic and Diluted Earnings per Share (“EPS”)
     A reconciliation of the numerators and the denominators used in the calculation of earnings (loss) applicable to common stock per share is as follows for the three and six month periods ended June 30.
     All share numbers in these financial statements reflect the 20-for-1 reverse split of common stock effective on December 31, 2004.

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Basic and diluted:
Net loss applicable to common stock	$(244,008)	$(1,754,152)	$(895,079)	$(4,094,657)
Weighted average common shares outstanding	31,995,769	9,572,532	29,355,951	9,351,882

Net loss per common share	$(0.01)	$(0.18)	$(0.03)	$(0.44)

     For the six months ended June 30, 2005 Prescient had outstanding (a) options to purchase 1,158,516 shares at a weighted average exercise price of $9.74, (b) 13,737,082 shares of common stock to be issued upon to conversion of the Series E and Series G preferred stock at a conversion price of $2.00 and $0.44 per share; respectively and (c) 7,241,911 warrants to purchase common shares at exercise prices in the following table. These securities were outstanding but were not included in the computation of diluted earnings per share because the effect of these outstanding options, stock issuable upon conversion of preferred stock and warrants would be antidilutive.

Underlying Common Shares attributable to outstanding warrants at June 30, 2005	Exercise Price
22,259	$0.02
409,091	0.48
4,300,110	1.00
2,500,000	2.00
5,000	3.00
2,500	6.00
2,951	203.20

7,241,911

     For the six months ended June 30, 2004, Prescient had outstanding (a) options to purchase 685,345 shares at a weighted average exercise price of $20.80, (b) 4.2 million shares of common stock to be issued upon the conversion of the Series D preferred stock at a conversion price of $2.40 per share, (c) 4.2 million shares of common stock to be issued upon the conversion of the convertible debt and (d) 2,209,210 warrants to purchase common shares at exercise prices in the following table. These securities were outstanding but were not included in the computation of diluted earnings per share because the effect of these outstanding options, stock issuable upon conversion of preferred stock and warrants would be antidilutive.

Underlying Common Shares attributable to outstanding warrants at June 30, 2004	Exercise Price
22,259	$0.02
814,000	2.00
1,362,500	2.40
5,000	3.00
2,500	6.00
2,951	203.20

2,209,210

7. Accrued Liabilities
     Accrued expenses at June 30, 2005 and December 31, 2004 consisted of the following:

	June 30,	December 31,
	2005	2004
Accrued employee compensation	$503,956	$710,623
Accrued professional fees and contract labor	160,099	288,948
Accrued royalty payments	104,783	48,413
Other accrued expenses	148,856	106,532

	$917,694	$1,154,516

8. Income Taxes
     Prescient is required to record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax asset depends on the company’s ability to generate sufficient taxable income in the future. The company has recognized a full valuation allowance for the amount of net deferred tax asset at December 31, 2004 and June 30, 2005 since there is uncertainty as to the recoverability of the deferred tax asset. The company’s ability to utilize the NOL carryforward to reduce future taxable income has been severely limited under IRS Section 382 as a result of the change in ownership of the company in the acquisition of Prescient.

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
     The Series D convertible preferred stock, par value $.001 per share, was converted into shares of Prescient common stock in the manner, and upon the terms, provisions and conditions set forth in the Certificate of Designation of the preferred stock. The conversion price of the Series D convertible preferred stock is subject to certain adjustments under the terms of the Certificate of Designation. The proceeds from issuance of the Series D convertible preferred stock and warrant issued and the fair value of the warrants issued to the holders of the Series B and Series C preferred stock has been allocated to each instrument based on their relative fair values. Additionally, the Series D convertible preferred stock includes a beneficial conversion ratio at the issuance date. The fair value of the warrants and the intrinsic value of the beneficial conversion ratio has been deemed a dividend to holders of the preferred stock and considered a non-cash dividend to the Series D convertible preferred stock shareholders recorded during the first quarter of 2003 and has been included in the determination of net loss applicable to common stock for the three months ended June 30, 2003. As of December 31, 2004, all of the Series D convertible preferred stock was exchanged for Series E preferred stock and common stock.
Series E
     In May 2004, the company completed a series of financing transactions that commenced in April 2003, by which the company issued an aggregate $5.4 million principal amount of its convertible promissory notes. The proceeds from those transactions had been used to fund operations since early 2003. The holders of the convertible notes agreed that upon approval of the merger by the stockholders of viaLink that on December 31, 2004, all outstanding notes would be converted into Series E preferred stock. A portion of the Series D convertible preferred stock was also converted into Series E preferred stock during 2004, such that an aggregate of 911 shares were issued during 2004. Upon completion of the merger with Prescient Systems, Inc the shareholders of Prescient System received an additional 746 shares of Series E preferred stock. As of December 31, 2004 and June 30, 2005 there were a total of 1,657 shares of Series E preferred stock outstanding. The Series E preferred stock is convertible into shares of common stock of the company at an initial conversion price of $2.00 per share, and 18 months after being issued those Series E preferred shares will begin accruing dividends at a rate of 4% per annum. No accrual has occurred through June 30, 2005.
Series F
     In May 2004, following completion of the convertible debt financing, the company received funding commitments in the aggregate amount of $2.75 million. The funding commitments were received from entities or their affiliates that were beneficial owners of shares of viaLink common stock, including the largest beneficial owner. The purpose of this financing was to fund operations through the completion of the merger. The first phase of this funding was made immediately prior to the execution of the merger agreement, at which time the company issued its 10% secured promissory notes in the aggregate principal amount of $1.25 million, together with common stock purchase warrants, referred to as the “bridge warrants,” which were exercisable for 625,000 shares of common stock at an initial exercise price of $2.00 per share. The 10% convertible notes automatically converted into 160 shares of Series F preferred stock on December 31, 2004, upon the closing of the merger. The second phase of the approved funding was completed upon the closing of the merger. On December 31, 2004, the company issued to the funding stockholders an additional 115 shares of Series F preferred stock for an aggregate $1,150,000 at a price of $10,000 per share, together with bridge warrants exercisable for 750,000 shares of common stock at an initial exercise price of $2.00 per share. Finally an additional 77.44 shares of Series F preferred stock were issued to the shareholders of Prescient Systems, Inc. and the placement agent in accordance with the merger agreement. As of December 31, 2004 there were a total of 352 shares of Series F preferred stock outstanding. Shares of Series F preferred stock are convertible into shares of common stock at an initial conversion price of $2.00 per share.
     On May 4, 2005 the company completed a qualified financing and the shares of Series F preferred stock automatically have been converted into 239.9419 shares of a newly created Series G preferred stock, 3,357,745 shares of common stock and 2,643,292 warrants to purchase common stock at an exercise price of $1.00 per share in the company. (See Note 12). At conversion the Series F shareholders received a 10% conversion premium as per the original term of the issuance. This premium was offset by the conversion price being 10% above the market price on the day of conversion, resulting in no conversion expense.
Series G
     On May 4, 2005, concurrent with the conversion of the Series F preferred stock and the qualified financing, the company issued 239.9419 shares of Series G Preferred Stock. The Series G preferred stock earns no dividends and can be converted to common stock at an exchange rate of $0.44, which was the purchase price of common stock sold at the qualified financing on May 4, 2005.
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
11. Related Parties
     The company engaged Brian Carter the former CFO of viaLink and a current member of the board, to assist in various transition activities. For the six months ended June 30, 2005 the company paid to Mr. Carter a total of $24,530 for these services.
12. Qualified Financing
     On April 12, 2005 and April 28, 2005 the company received two bridge loans for $250,000 each in anticipation of the qualified financing which was completed on May 4, 2005. Both of these bridges converted automatically into securities issued in the qualified financing at the same price as the qualified financing. Interest accrued on these bridge loans was settled by the issuance of 4,340 shares of common stock to the investor.
     On May 4, 2005 the company completed a qualified financing of $2.25 million ($1.75 million in cash and $0.5 million converted from the above mention bridge loans). For the qualified financing, the company issued 5,113,036 shares of common stock and 1,534,091 warrants which have an exercise price of $1.00. Along with this qualified financing the company converted all of the Series F preferred stock and exchanged it for a) 239.9 shares of a newly created Series G preferred stock, b) 3,356,745 shares of common stock and c) 2,643,292 warrants with an exercise price of $1.00. There was no beneficial conversion feature of this transaction. The Series G preferred stock has no stated dividends and is senior to the common stock, but subordinate to the Series E preferred stock.

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
     Mr. Tak, the investor in this qualified financing, or a designee he appoints, will be elected to the board of directors of Prescient.
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
     Prescient Systems was founded in 1982 as Lucas, Bear and Associates, Inc., a company that developed and marketed forecasting and inventory planning software for manufacturing clients. In 1996, a management buyout of Lucas, Bear & Associates, Inc., led by Jane Hoffer, current president and CEO, led to the formation of Prescient Systems, Inc. In 2000, Prescient Systems acquired Proasis Ltd., a provider of Advanced Planning and Scheduling (or APS) software based in the United Kingdom. Coupling industry insight with strategic growth, Ms. Hoffer, the CEO since 1996, and her team evolved Prescient into a premier provider and innovator of retailer-centric planning and collaboration solutions.
     Prescient Systems has a history of uneven revenue performance due to the unpredictable nature of software license sales. There can be no assurance that new license sales will ever increase sufficiently enough for the retailer-centric portion of the company to achieve consistent growth and profitability.

     As a combined organization, Prescient delivers the industry’s broadest offering with solutions to encompass retailers and suppliers and enable their ability to collaborate through shared point-of-sale data. Prescient provides a continuum of solutions that aligns suppliers (manufacturers, distributors) and retailers to meet consumer demand.
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
Critical Accounting Policies
     The Securities and Exchange Commission (“SEC”) released Financial Reporting Release No. 60, which requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. In addition, Financial Reporting Release No. 61 was released by the SEC to require all companies to include a discussion to address, among other matters, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments. The company’s significant accounting policies and methods used in the preparation of the Consolidated Financial Statements are discussed in Footnote 1 of the Notes to Consolidated Financial Statements. The following is a listing of the company’s critical accounting policies and a brief discussion of each:
•	Allowance for doubtful accounts;

•	Revenue recognition;

•	Asset impairment;

•	Goodwill and other intangibles, and

•	Debt discount and beneficial conversion feature
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
     License — software license revenue is recognized upon shipment of the software product, where no significant vendor obligations exist, the payment is fixed or determinable the arrangement is evidenced by an agreement and collection is probable. Maintenance revenues are recognized ratably over the maintenance period, in accordance with the terms of the related agreements. The company uses the residual method of allocating a portion of the total fee to maintenance and license fees when both are included in the total contract fee (license and maintenance). Service revenues, including training and implementation consulting, are separately priced and are recognized as the services are performed, based upon the fair value of services performed.
     Asset Impairment. The company reviews long-lived assets for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The company adopted SFAS No. 144 in fiscal year 2002. SFAS No. 144 required the company to identify events or changes in circumstances which indicate that the carrying amount of an asset may not be recoverable. If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the long-lived assets, the carrying value is reduced to the estimated fair value as measured by the discounted cash flows. The company’s continuing losses from operations is one factor which could be an indicator that the carrying amounts of any of its assets may not be recoverable. The company performed an analysis comparing estimated future cash flows to the carrying value of its assets at December 31, 2004 or June 30, 2005. The analysis did not indicate that impairment exists as of December 31, 2004. The estimated future cash flows were based upon certain assumptions and are dependent upon future performance. See “Additional Factors That May Affect Future Results” for factors that may cause operations to vary from the company’s estimates. If actual results differ from the estimated future cash flows impairment may be evident in future periods.

     Goodwill and Other Intangible Assets – Goodwill and other Intangible Assets represent the excess of costs over fair value of assets of business acquired. The company has not yet finalized its purchase price allocation relating to the merger, but expects to in the third quarter of 2005. Goodwill and intangible assets acquired in the purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of FASB Statement No. 142, Goodwill and Other Intangible Assets. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. The occurrence of certain events may be indicators that goodwill is impaired and therefore require the Company to test for impairment other than annually. Due to the company’s uneven performance, the Company notes that such an evaluation may be required in 2005         .
     Debt Discount and Beneficial Conversion Feature. All of the company’s debt instruments were converted to equity instruments as of December 2004, the company’s notes payable contain certain provisions allowing, at the option of the holder, the conversion of the principal amount of each of the notes into equity securities of the company. The company has determined that these provisions created a beneficial conversion ratio.
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
Results of Operations
     Comparison of the Three Months Ended June 30, 2005 (“2005”) to the Three Months Ended June 30, 2004 (“2004”)
     On December 29, 2004, Prescient Systems, Inc. was merged into the company. Results for the three months ended June 30, 2005 include both the results of the former viaLink and Prescient Systems, Inc. The results for the three months ended June 30, 2004 are for The viaLink Company prior to the merger with Prescient Systems, Inc.
     Revenues. Prescient’s revenues are comprised of revenues for subscriptions and implementation fees for its advanced commerce offerings, as well as license, maintenance and services revenues for the supply chain offerings. The following table sets forth for the periods indicated the components of revenue included in the consolidated statements of operations:

	2005	2004
Revenues:
Subscription services	$1,326,234	$1,222,475
Implementation fees	30,419	97,633
Licenses	286,588	—
Maintenance	352,039	—
Professional services	476,314	—

	$2,471,594	$1,320,108

     Subscription revenues have increased 8% from 2004 to 2005. This increase is due to increases in the number of subscribers to the advanced commerce services and increases in the company’s subscription rates. Continued subscription revenue growth is dependent upon the number of subscribers to these services and how many trading partners with which they are exchanging data (“connections”) and is also dependent upon increasing the number of connections between the company’s existing customers and adding new customers. The rate at which the connections increase can vary significantly from one customer to another depending upon each company’s deployment strategy. Prescient expects its subscription revenues to remain about equal to the first six months of 2005 for the remainder of the year.
     Implementation fee revenues decreased 69% from 2004 to 2005. The decrease is due to fewer implementations being performed at lower total average prices per implementation engagement in 2005. Prescient expects its implementation revenue to grow throughout 2005.
     License revenues were $287,000 in 2005. On a comparative basis, this revenue level is less than in 2004 quarters; however revenue recognition is dependent upon finalization of new arrangements. This category of revenue is a result of the merger with Prescient Systems Inc. at December 31, 2004. These revenues are comprised of both perpetual, adaptive and ASP license sales. In the second quarter of 2005, Prescient sold five perpetual licenses - three to new customers and two were upgrades to existing customers.
     Maintenance revenues were $352,000 in 2005. This category of revenue is a result of the merger with Prescient Systems Inc. at December 31, 2004. This represents the quarterly revenue recognition of over 60 active supply chain maintenance agreements that are billed annually throughout the year. The company expects maintenance revenues to have a small growth in the remainder of 2005 mainly from the maintenance associated with new license sales and services performed with existing accounts.
     Professional services revenue was $476,000 in 2005. This category of revenue is a result of the merger with Prescient Systems Inc. at December 31, 2004. Professional services revenue mainly result from new license installation and training, follow-up training on existing installations, application analysis and custom enhancements. Prescient expects professional services revenue to remain about equal to the first six months performance for the remainder of 2005 as a result of new license sales installations and services performed for existing accounts.
     Customer Operations. Customer operations expense consists of personnel costs associated with implementation, consulting and other services and costs of operating, maintaining and accessing technical operations and hosting facilities in support of Prescient’s advance commerce offerings. Customer operations expense also includes the cost of providing support and maintenance to customers. The company’s customer operations expense increased from $817,000 in 2004 to $1,085,000 in 2005. This increase of $268,000 is primarily due to increased expenses related to personnel costs of $186,000 as the headcount grew from 23 (viaLink only) at June 30, 2004 to 28 (combined organization) at June 30, 2005. Additional increases in operating expenses reflect the larger revenue base being supported. Prescient expects customer operations expenses to reduce in the third and fourth quarters of 2005 as we move our data centers to a more cost effective environment; however the cost to affect this transition may offset this expense savings in 2005.
     Development. Development expense includes personnel and contract labor costs and professional fees incurred for product development, enhancements, upgrades, and quality assurance and testing across both advanced commerce and supply chain product offerings. Prescient’s development expenses decreased from $395,000 in 2004 to $341,000 in 2005. This decrease of $54,000 is due to decreases in personnel costs of $44,000 and lower travel expenses of $9,000. The company’s development team consisted of 16 people at June 30, 2004 (viaLink only) as compared to 15 people at June 30, 2005 (combined organization). The company is continuously undertaking various projects to expand the functionality of its services and expects the continuance of these expenses for the foreseeable future.
     Selling and Marketing. Selling and marketing expense consists primarily of personnel costs, travel, sales lead generation fees, public relations fees, seminars and conferences. Selling and marketing expense increased from $193,000 in 2004 to $563,000 in 2005. This increase of $370,000 is due mainly to increases in personnel costs of $204,000. Prescient’s sales and marketing team included 3 people at June 30, 2004 (viaLink only) as compared to 10 people at June 30, 2005 (combined organization). Other expenses that increased include professional fees by $43,000, conference expenses by $38,000, lead generation expenses by $30,000, travel expenses by $22,000, telecommunication expenses by $12,000 and supplies expense by $9,000. The company expects to increase its selling and marketing expenses in the third and fourth quarters as it fills open sales positions and increase its participation in industry activities and other growth opportunities.
     General and Administrative (G&A). G&A expense consists primarily of the personnel and other costs for the administration of the company’s financial, human resources and executive requirements and the fees and expenses associated with legal, accounting and other services. G&A expense increased from $373,000 in 2004 to $607,000 in 2005. G&A expenses increased by nearly $234,000, due to a $121,000 increase in personnel costs and related cost increases. The G&A staff included 3 people at June 30, 2004 (viaLink only) as compared to 6 at June 30, 2005 (combined organization). G&A in 2004 consisted of only finance and human resources support, where in 2005 this includes executive, finance, human resources and network administration. Other expenses that increased were $76,000 of professional fees, a $46,000 increase rent expense as Prescient now has offices in Dallas, Texas and West Chester, Pennsylvania.
     Depreciation and Amortization. Depreciation and amortization expense increased from $13,000 in 2004 to $121,000 in 2005. Amortization expense increased $99,000 as the Company began amortizing intangible assets as a result of the merger with Prescient Systems.
     Interest expense, net. Interest expense in 2004 represents the non-cash interest expense for the amortization of the initial debt discount recorded for each of the notes payable and interest expense on the capital lease with Hewlett-Packard. The debt discount is being amortized over the life of each note. This amortization was completed in 2004. Interest expense in 2005 is a result of bridge loans outstanding in April and May. These bridge loans were retired concurrent with the qualified financing completed on May 4, 2005.
     Dividends on Preferred Stock. In 2004, $302,000 was recorded as a stock dividend for the Series D preferred stock. Additionally, the Series D convertible preferred stock accrues dividends at 12% per annum. The Series D convertible preferred stock was retired and exchanged for other securities at the time of the merger in December 2004.
     Comparison of the Six Months Ended June 30, 2005 (“2005”) to the Six Months Ended June 30, 2004 (“2004”)
     On December 29, 2004, Prescient Systems, Inc. was merged into the company. Results for the six months ended June 30, 2005 include both the results of the former viaLink and Prescient Systems, Inc. The results for the six months ended June 30, 2004 are for The viaLink Company prior to the merger with Prescient Systems, Inc.
     Revenues. Prescient’s revenues are comprised of revenues for subscriptions and implementation fees for its advanced commerce offerings, as well as license, maintenance and services revenues for the supply chain offerings. The following table sets forth for the periods indicated the components of revenue included in the consolidated statements of operations:

	2005	2004
Revenues:
Subscription services	$2,649,740	$2,385,356
Implementation fees	92,893	136,516
Licenses	370,621	—
Maintenance	721,135	—
Professional services	928,403	—

	$4,762,792	$2,521,872

     Subscription revenues have increased 11% from 2004 to 2005. This increase is due to increases in the number of subscribers to the advanced commerce services and increases in the company’s subscription rates. Continued subscription revenue growth is dependent upon the number of subscribers to these services and how many trading partners with which they are exchanging data (“connections”) and is also dependent upon increasing the number of connections between the company’s existing customers and adding new customers. The rate at which the connections increase can vary significantly from one customer to another depending upon each company’s deployment strategy. Prescient expects its subscription revenues to remain about equal to the first six months of 2005 for the remainder of the year.
     Implementation fee revenues decreased 32% from 2004 to 2005. The decrease is due to fewer implementations being performed at lower total average prices per implementation in 2005. Prescient expects its implementation revenue to grow throughout 2005.
     License revenues were $371,000 in 2005. On a comparative basis, this revenue level is less than in 2004 quarters; however revenue recognition is dependent upon finalization of new arrangements. This category of revenue is a result of the merger with Prescient Systems Inc. at December 31, 2004. These revenues are comprised of both perpetual, adaptive and ASP license sales. In the first quarter of 2005 Prescient sold two new licenses — one was a perpetual license and one was an adaptive license. In the second quarter of 2005 Prescient sold five perpetual licenses - three to new customers and two were upgrades to existing customers.

     Maintenance revenues were $721,000 in 2005. This category of revenue is a result of the merger with Prescient Systems Inc. at December 31, 2004. This represents the quarterly revenue recognition of over 60 active supply chain maintenance agreements that are billed annually throughout the year. The company expects maintenance revenues to have a small growth in 2005 mainly from the maintenance associated with new license sales and services performed with existing accounts.
     Professional services revenue was $929,000 in 2005. This category of revenue is a result of the merger with Prescient Systems Inc. at December 31, 2004. Professional services revenue mainly result from new license installation and training, follow-up training on existing installations, application analysis and custom enhancements. Prescient expects professional services revenue to remain about equal to the first six months performance for the remainder of 2005, as a result of new license sales installations and services performed for existing accounts.
     Customer Operations. Customer operations expense consists of personnel costs associated with implementation, consulting and other services and costs of operating, maintaining and accessing technical operations and hosting facilities in support of Prescient’s advance commerce offerings. Customer operations expense also includes the cost of providing support and maintenance to customers. The company’s customer operations expense increased from $1,676,000 in 2004 to $2,177,000 in 2005. This increase of $501,000 is primarily due to increased expenses related to personnel costs of $356,000 as the headcount grew from 21 (viaLink only) at June 30, 2004 to 28 (combined organization) at June 30, 2005. Additional increases in operating expenses reflect the larger revenue base being supported. Prescient expects customer operations expenses to reduce in the third and fourth quarters of 2005 as we move our data centers to a more cost effective environment; however cost to affect this transition may offset this expense savings in 2005.
     Development. Development expense includes personnel and contract labor costs and professional fees incurred for product development, enhancements, upgrades, and quality assurance and testing across both advanced commerce and supply chain product offerings. Prescient’s development expenses decreased from $803,000 in 2004 to $757,000 in 2005. This decrease of $46,000 is due to decreases in personnel costs of $34,000. The company’s development team consisted of 16 people at June 30, 2004 (viaLink only) as compared to 15 people at June 30, 2005 (combined organization). The company is continuously undertaking various projects to expand the functionality of its services and expects the continuance of these expenses for the foreseeable future.
     Selling and Marketing. Selling and marketing expense consists primarily of personnel costs, travel, sales lead generation fees, public relations fees, seminars and conferences. Selling and marketing expense increased from $395,000 in 2004 to $1,133,000 in 2005. This increase of $738,000 is due mainly to increases in personnel costs of $391,000. Prescient’s sales and marketing team included 3 people at June 30, 2004 (viaLink only) as compared to 10 people at June 30, 2005 (combined organization). Other expenses that increased include professional fees by $109,000, lead generation expenses by $74,000, travel expenses by $50,000, conference expenses $38,000, telecommunication expenses by $31,000 and supplies expense by $15,000. The company expects to increase its selling and marketing expenses in the third and fourth quarters as it fills open sales positions and increase its participation in industry activities and other growth opportunities.
     General and Administrative (G&A) and non-cash stock compensation. G&A expense consists primarily of the personnel and other costs for the administration of the company’s financial, human resources and executive requirements and the fees and expenses associated with legal, accounting and other services. G&A expense increased from $683,000 in 2004 to $1,351,000 in 2005. G&A expenses increased by nearly $668,000, due to a $239,000 increase in personnel costs and related cost increases. The G&A staff included 3 people at June 30, 2004 (viaLink only) as compared to 6 at June 30, 2005 (combined organization). G&A in 2004 consisted of only finance and human resources support, where in 2005 this includes executive, finance, human resources and network administration. Other expenses that increased were $181,000 in professional fees, a $93,000 increase rent expense as Prescient now has offices in Dallas, Texas and West Chester, Pennsylvania Board of Director fees of $50,000, travel expenses by $11,000 and an increase of $100,000 in bad debt expense from uncollectible accounts including Winn Dixie and Buehler Foods which filed for bankruptcy in 2005.
     Additionally, non-cash stock compensation of $81,250 during 2004 was included in the statement of operations for restricted stock grants during the period. There was no non-cash stock compensation in 2005.
     Depreciation and Amortization. Depreciation and amortization expense increased from $114,000 in 2004 to $241,000 in 2005. Amortization expense increased $198,000 as the Company began amortizing intangible assets as a result of the merger with Prescient Systems.
     Interest expense, net. Interest expense in 2004 represents the non-cash interest expense for the amortization of the initial debt discount recorded for each of the notes payable and interest expense on the capital lease with Hewlett-Packard. The debt discount is being amortized over the life of each note. This amortization was completed in 2004. Interest expense in 2005 is a result of bridge loans outstanding in April and May. These bridge loans were retired concurrent with the qualified financing completed on May 4, 2005.
Dividends on Preferred Stock. In 2004, $605,000 was recorded as a stock dividend for the Series D preferred stock. Additionally, the Series D convertible preferred stock accrues dividends at 12% per annum. The Series D convertible preferred stock was retired and exchanged for other securities at the time of the merger in December 2004.
Liquidity and Capital Resources
     Effective May 4, 2005 the company closed on $2,250,000 (gross) or $1,878,000 (net) of new financing. This new capital was initially received as bridge notes payable for a total of $500,000. The bridge notes funds of $250,000 each were received on April 12, 2005 and April 28, 2005 and these notes were converted to common stock along with $1,750,000 of additional cash at the closing of this financing. The company is now in the process of raising an additional $1,500,000 to $2,000,000 of cash for working capital. The additional capital raise is expected to be completed in the third quarter of 2005; however there can be no assurances that we will be able to consummate this transaction. Further, as described in Note 12 of the financial statements, there will be dilution to the existing shareholders if we can not complete this additional financing by September 1, 2005.
     The principal potential sources of liquidity are cash on hand, cash generated from current revenues and cash provided from financing activities. As of June 30, 2005, there is cash and cash equivalents of $1,318,000.
     During the six months ended June 30, 2005, $1.8 million was used in operating activities compared to using $1.1 million during the three months ended June 30, 2004. Cash used in operating activities during 2005 reflects a net loss of $0.9 million. Cash used in operating activities also reflects $0.2 million of depreciation and amortization and $0.1 million provision for doubtful accounts. Other uses of cash include a reduction in accounts payable and accrued liabilities of $0.7 million relating mainly to payment of certain merger transaction related costs and an increase in accounts receivable of $0.5 million due to license sales as well as annual maintenance billings that renewed in May and June.
     During the six months ended June 30, 2005, approximately $250,000 was used in investing activities reflecting capital expenditures of $80,000, which was for telephone and computer equipment as well as $170,000 merger related expenses. In 2004 capital expenditures were $33,000.
     During the six months ended June 30, 2005 the company completed a qualified financing for $2.2 million gross or $1.9 million net of fees and expenses. During the six months ended June 30, 2004, financing activities provided net cash of $1.6, primarily the result of the issuance of $1,765,000 in notes payable to existing shareholders offset by payments made on the capital lease obligations with Hewlett-Packard.
     The company has incurred operating losses and negative cash flow in the past and expects to incur operating losses and negative cash flow for the full year of 2005. Spending may increase in the future for further technology and product development and other technology and database costs. The company expects to incur increases in sales related expense as additional sales management and sales representatives are hired.
     The company’s former independent auditors issued their Independent Auditors’ Report on the Company’s consolidated financial statements for the fiscal year ended December 31, 2004 with an explanatory paragraph regarding the Company’s ability to continue as a going concern. The company has generated net losses for the years ended December 31, 2002, 2003 and 2004 and the six months ended June 30, 2005 and has an accumulated deficit of $103.6 million as of June 30, 2005. The company has incurred operating losses and negative cash flow in the past and expects to incur operating losses and negative cash flow for the full year of 2005. The company has experienced lower new license signings for supply chain and delays in signing small supplier customers, which were an important component of expected subscription and implementation revenues for advance commerce. The company continues to pursue sales efforts with a) new retailers to create new communities, b) with small to medium size suppliers for the use of the supply chain software and c) with the suppliers that will become subscribers to the advanced commerce services within existing and new hub communities.
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
Recently Issued Accounting Pronouncements
     In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” (“FIN 46”) This Interpretation was subsequently revised in December 2003. The Interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Interpretation, as revised, requires an entity to apply the interpretation to all interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ended after December 15, 2003. Application for all other types of entities is required in financial statements for periods ending after March 15, 2004. The adoption of FIN 46, as revised had no impact on the consolidated results of operations or financial position.
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
     In December 2004, the FASB issued FASB Statement No. 123 (revised 2004), “Share-Based Payment”, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. This Statement is a revision to Statement 123 and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This statement will require measurement of the cost of employee services received in exchange for stock compensation based on the grant-date fair value of those awards. This statement will be effective for the company as of January 1, 2006. The company has not yet analyzed the effect of this statement on the financial statements.
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
     In December 2004, FASB issued FASB Statement No. 153, Exchanges of Nonmonetary Assets, which eliminates an exception in APB 29 for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. This Statement will be effective for the company for nonmonetary asset exchanges occurring on or after fiscal periods beginning after June 15, 2005.
     In May 2005, FASB issued FASB Statement 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“FAS 154”). FAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. The provisions of FAS 154 require, unless impracticable, retrospective application to prior periods’ financial statements of (1) all voluntary changes in principles and (2) changes required by a new accounting pronouncement, if a specific transition is not provided. FAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate, which requires prospective application of the new method. FAS 154 is effective for all accounting changes made in fiscal years beginning after December 15, 2005.
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
     While Prescient completed a qualified financing for $2.25 million in the second quarter of 2005, the company needs additional funds to fully execute its business plans. There is no assurance that additional financing can be obtained on terms satisfactory to Prescient. Also Prescient can give no assurance that additional funds beyond the above financings may be needed.
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
The company must raise at least $1.5 million in new capital by September 1, 2005 or additional stock dilution will occur.
     The company is required to raise at least $1.5 million by September 1, 2005 or the qualified financing investor (Tak Investments LLC) will receive an additional 5,113,656 shares of common stock and the 1,534,091warrants issued to the cash investor on May 4, 2005 will have the exercise price lowered from $1.00 to $0.50 per share of common stock.
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
     Prescient’s predecessor, viaLink, has a history of operating losses and incurred net losses of approximately $8.1 million in 2002, $10.0 million in 2003, $7.5 million in 2004, and the combined company incurred a net loss of $0.9 for the six months ended June 30, 2005. As of June 30, 2005, the company had an accumulated deficit of approximately $103.6 million representing the sum of its historical net losses and may incur losses in the future. Going forward, Prescient will continue to expend significant resources to aggressively develop and market its services into an unproven market.
The company has an annual limitation on the use of the net operating loss carry forwards.
     Due the change ownership resulting from the merger of Prescient Systems, Inc as of December 31, 2005, have caused there to be an annual limitation on the use of net operating loss carry forwards.
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
The company is dependent upon the operation of an outsourced data center for the timely and secure delivery of its advanced commerce services.
     The company currently uses Hewlett-Packard’s data center as the host for its advanced commerce services. It is dependent on a continued relationship with Hewlett-Packard, or another outsourced data center vendor, and on their data center for the timely and secure delivery of advanced commerce services. If the outsourced data center fails to meet the company’s expectations in terms of reliability and security, or if outsourced data center vendor, as the company’s largest vendor, withdraws its support, the company’s ability to deliver its advanced commerce services will be seriously harmed, resulting in the potential loss of customers and subscription revenue. Furthermore, if the company’s relationship with the outsourced data center vendor were terminated, it would be forced to find another service provider to host its services. The company’s current service agreement, as extended, expires in

September 2005. Transition to another service provider is planned for in the fourth quarter of 2005 and could result in interruptions of its advanced commerce services and could increase the cost of obtaining these services.
The company plans to move the data center that is maintained by Hewlett-Packard in the fourth quarter of 2005.
     The company plans to move its data center from the Hewlett-Packard site to a data center owned by the investor in the May 4, 2005 financing. The monthly operating expense will be less than we are currently paying to Hewlett-Packard and the ongoing monthly rates are at fair market. However, if in the process of moving the data environment if our customers experience outages in availability of to the company’s hosted data environment, these outages may result in loss of existing customers, require the company to pay damages and may impact the company’s ability to acquire new customers.
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

     Ross signed a technology licensing agreement with Prescient’s predecessor, Prescient Systems’ on April 21, 2004, under which it licensed application code owned by Prescient Systems in order to resell and build out a Ross-specific solution based upon Prescient Systems’ technology. The agreement with Ross included a non-compete clause that restricts Ross’ ability to compete with Prescient Systems for one year. Since April 21, 2005, Ross is no longer being prohibited from selling directly into the company’s client base with a competing solution. Therefore, Prescient may have to compete against solutions provided by Ross that are based on its own technology. Ross also has the ability to partner with other providers of consumer goods industry point solutions, thus rounding out Ross’ ERP solution. If Ross is able to offer a more robust solution to the consumer goods industry, there can be no assurance that Prescient will be able to offer comparable functionality. Therefore, there can be no assurance that Prescient will be able to compete effectively against Ross. On March 30, 2001, Prescient granted to webplan, Inc., (“Webplan”) a software license and provided object code as well as system and operational documentation for the following products: Demand Planning Version 3.0, Forecast Collaborator version 3.0 and API Com version 1.0. Additionally, webplan received one year of maintenance and service in the initial payment. On June 30, 2003, Prescient Systems received notice that webplan no longer wished to continue maintenance and support. The company is not aware of any efforts by webplan Inc. to market the licensed products Prescient sold to them; however, webplan Inc. has a perpetual right to the listed products above.
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
     Prescient is highly dependent on its president and chief executive officer, Jane F. Hoffer. The loss of Ms. Hoffer’s services could have a material adverse effect on the future operations. The company’s success is also dependent on its ability to attract, retain, and motivate highly trained technical, marketing, sales, and management personnel. There is no assurance the company will be able to retain its key employees or that it will be successful in attracting and retaining such personnel in the future and an inability to do so would materially adversely affect the business.
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
     Sales of a substantial number of shares of common stock, or even the potential for such sales, could adversely affect the market price of the common stock and could impair the company’s ability to raise capital through the sale of equity securities. As of June 30, 2005, Prescient had outstanding 35,162,522 shares of common stock. Of these shares, 17,718,201 are freely tradable without restriction or further registration under the Securities Act unless purchased by its affiliates.
     Furthermore, an additional:
•	7.2 million shares of common stock are issuable upon the exercise of currently outstanding warrants; and

•	13.7 million shares of common stock are issuable upon the conversion of currently outstanding preferred stock.
     Substantially all shares issued following the exercise of warrants or the conversion of the preferred stock will be freely tradable.
ITEM 4. Controls & Procedures
     As of the end of the period covered by this report, Prescient carried out an evaluation, under the supervision and with the participation of Prescient’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Prescient’s disclosure controls and procedures. Based upon that evaluation, Prescient’s Chief Executive Officer and Chief Financial Officer concluded that Prescient’s disclosure controls and procedures are effective in enabling it to record, process, summarize and report information required to be included in the periodic SEC filings within the required time period. There have been no significant changes in Prescient’s internal controls or in other factors that could significantly affect internal controls during the quarter ended June 30, 2005. However, the company continues to integrate the accounting functions of the two entities resulting from the merger.
Section 404 of the Sarbanes-Oxley Act requires the Company’s management to provide an assessment of the effectiveness of the Company’s internal control over financial reporting as of the end of fiscal year 2005. The Company is in the process of performing the system and process documentation, evaluation and testing necessary to make its assessment. The Company has not completed this process or its assessment. In the process of evaluation and testing, the Company may identify deficiencies that will require remediation.
PART II — OTHER INFORMATION
NOTE REGARDING FORWARD-LOOKING STATEMENTS
ITEM 6. Exhibits and Reports on Form 8-K
(a) Exhibits
     The following instruments are included as exhibits to the report. Exhibits incorporated by reference are so indicated.

Exhibit
Number	Description
10.1	Remote Resourcing Agreement, dated April 2005 by and between the Registrant and Healthcare BPO Partners, LP (portions of this agreement have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 by the Chief Executive Officer

32.2	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 by the Chief Financial Officer
SIGNATURES
     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRESCIENT APPLIED INTELLIGENCE, INC.
(Registrant)

	By:	/s/ JANE F. HOFFER

Jane F. Hoffer
Chief Executive Officer

Date: August 12, 2005

	By:	/s/ STAN SZCZYGIEL

Stan Szczygiel
Vice President, Chief Financial Officer
(principal financial and accounting officer)

Date: August 12, 2005

EXHIBIT INDEX

Exhibit
Number
10.1	Remote Resourcing Agreement, dated April 2005 by and between the Registrant and Healthcare BPO Partners, LP (portions of this agreement have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 by the Chief Executive Officer

32.2	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 by the Chief Financial Officer