Form 10QSB
period 2005-09-30
Prescient Applied Intelligence, Inc.
filed 2005-11-14
CIK 1017137

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005
Commission file number: 000-21729
Prescient Applied Intelligence, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	73-1247666
(State of Other Jurisdiction	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1247 Ward Avenue Suite 200
West Chester, Pennsylvania	19380
(Address of Principal Executive Offices)	(Zip Code)
(610) 719-1600
(Issuer’s Telephone Number, Including Area Code)
     Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
     State the number of Shares outstanding of each of the issued classes of Common Equity as of the latest practicable date.
     As of September 30, 2005, the issuer had 40,287,958 outstanding shares of Common Stock.
     Transitional Small Business Disclosure Format (Check One):                 Yes ☐                 No ☑

PART 1 — FINANCIAL INFORMATION
ITEM 1. Financial Statements
PRESCIENT APPLIED INTELLIGENCE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2005 and December 31, 2004

	September 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,313,574	$1,476,975
Accounts receivable — net of allowance for doubtful accounts of $106,000 in 2005 and $199,000 in 2004	1,757,286	1,604,573
Prepaid and other current assets	269,743	232,703

Total current assets	3,340,603	3,314,251
Furniture, equipment and leasehold improvements, net	216,489	198,578
Intangible assets, net	1,981,615	2,243,750
Goodwill	17,669,259	17,495,727
Other assets	49,842	83,456

Total Assets	$23,257,808	$23,335,762

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$348,366	$730,688
Accrued liabilities	866,668	1,154,516
Deferred revenues	1,054,368	1,038,350

Total current liabilities	2,269,402	2,923,554

Deferred maintenance — long term portion	30,536	—

Commitments and contingencies

Stockholders’ equity
Series E Preferred Stock, $.001 par value; 1,700 shares authorized; 1657 shares issued and outstanding at December 31, 2004 and September 30, 2005, respectively (liquidation value $16,567,747 at September 30, 2005 and December 31, 2004)	16,567,747	16,567,747
Series F Preferred Stock, $.001 par value; 395 shares authorized; 352 shares issued and outstanding at December 31, 2004	—	3,524,400
Series G Preferred Stock, $.001 par value; 300 shares authorized; 240 shares issued and outstanding at September 30, 2005 (liquidation value $2,399,419 at September 30, 2005)	2,399,419	—
Common stock, $ .001 par value; 400,000,000 shares authorized; 40,287,958 and 26,686,807 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	40,289	26,687
Additional paid-in-capital	105,951,203	102,993,888
Due from stockholder — sale of stock	(13,151)	—
Accumulated deficit	(103,984,086)	(102,700,514)
Cumulative translation adjustment	(3,550)	—

Total stockholder’s equity	20,957,871	20,412,208

Total liabilities and stockholders’ equity	$23,257,808	$23,335,762

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRESCIENT APPLIED INTELLIGENCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
For the Three and Nine Months Ended September 30, 2005 and 2004
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenue:
Subscription services	$1,321,465	$1,226,099	$3,971,205	$3,611,455
Implementation fees	61,609	85,442	154,502	221,958
Licenses	55,500	—	426,121	—
Maintenance	431,525	—	1,152,660	—
Professional services	478,770	—	1,407,174	—

Total revenue	2,348,870	1,311,541	7,111,662	3,833,413

Operating expenses:
Customer operations and support	1,090,202	854,764	3,267,564	2,530,731
Development	333,504	369,723	1,090,259	1,172,672
Selling and marketing	468,141	189,652	1,601,002	584,592
General and administrative	723,796	350,245	2,077,851	1,032,987
Non-cash stock compensation	—	—	—	81,250
Depreciation and amortization	122,645	11,979	363,552	126,217

Total operating expenses	2,738,288	1,776,363	8,400,227	5,528,449

Loss from operations	(389,417)	(464,822)	(1,288,565)	(1,695,036)
Interest expense	(454)	(599,675)	(5,090)	(2,858,978)
Interest income	1,378	—	10,083	—

Net loss	(388,493)	(1,064,497)	(1,283,572)	(4,554,014)
Stated preferred dividends	—	(305,895)	—	(911,035)
Payment of damages to certain preferred shareholders	(40,500)	—	(40,500)	—

Net loss applicable to common stock	$(428,993)	$(1,370,392)	$(1,324,072)	$(5,465,049)

Net loss applicable to common stock per common share — basic and diluted	$(0.01)	$(0.14)	$(0.04)	$(0.57)

Weighted average common shares outstanding — basic and diluted	36,450,294	9,967,901	31,746,718	9,558,270

Comprehensive loss:
Net loss	$(388,493)	$(1,064,497)	$(1,283,572)	$(4,554,014)
Foreign currency translation adjustment	(474)	—	(3,550)	—

Comprehensive loss	$(388,967)	$(1,064,497)	$(1,287,122)	$(4,554,014)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRESCIENT APPLIED INTELLIGENCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2005
(unaudited)

					Additional	Due from		Cumulative
	Preferred Stock		Common Stock		paid-in	stockholder	Accumulated	translation
	Shares	Amount	Shares	Amount	capital	sale of stock	deficit	adjustment	Total
Balance, December 31, 2004	2,009	$20,092,147	26,686,801	$26,687	$102,993,888	$—	$(102,700,514)	$—	$20,412,208

Issuance of Common Stock and Warrants from the qualified financing, net of expenses and conversion of Series F Preferred Stock to Common Stock and Series G Preferred Stock	(112)	(1,124,981)	8,471,381	8,472	3,000,799	(13,151)			1,871,139
Issuance of Common Stock for interest on bridge financing			4,340	4	1,906				1,910
Issuance of Common Stock due to exercise of warrant			11,800	12	224				236
Issuance of additional Common Stock related to qualified financing			5,113,636	5,114	(5,114)				—
Payment of damages to certain Preferred shareholders					(40,500)				(40,500)
Net loss — nine months ended September 30, 2005							(1,283,572)		(1,283,572)
Foreign currency translation adjustment								(3,550)	(3,550)

Balance, September 30, 2005	1,897	$18,967,166	40,287,958	$40,289	$105,951,203	$(13,151)	$(103,984,086)	$(3,550)	$20,957,871

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRESCIENT APPLIED INTELLIGENCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2005 and 2004
(unaudited)

	2005	2004
Cash flows from operating activities:
Net loss	$(1,283,572)	$(4,554,014)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	93,102	—
Depreciation and amortization	358,462	126,217
Non-cash stock compensation	—	81,250
Non-cash interest expense	—	2,825,187
Increase (decrease) in cash for changes in:
Accounts receivable, net	(261,644)	1,750
Prepaid expenses and other assets	(42,748)	111,523
Accounts payable and accrued liabilities	(667,500)	(277,512)
Deferred revenue	48,880	(53,011)

Net cash used in operating activities	(1,755,020)	(1,738,610)

Cash flows from investing activities:
Direct costs for acquisition of Prescient Systems, Inc.	(173,532)	(269,895)
Capital expenditures	(80,123)	(42,303)

Net cash used in investing activities	(253,655)	(312,198)

Cash flows from financing activities:
Proceeds from issuance of notes payable	—	2,275,000
Payments of capital lease obligation	—	(229,549)
Proceeds from exercise of stock options, warrants and stock purchase plans	236	4,723
Payment of damages to certain preferred shareholders	(40,500)	—
Proceeds from issuance of stock from qualified financing, net of expenses	1,886,200	—

Net cash provided by financing activities	1,845,936	2,050,174

Net increase (decrease) in cash and cash equivalents	(162,739)	(634)
Effect of foreign currency translation on cash balances	(662)	—
Cash and cash equivalents, beginning of period	1,476,975	161,663

Cash and cash equivalents, end of period	$1,313,574	$161,029

Supplemental schedule of non-cash activities
Interest on notes payable paid in-kind with common stock	$1,910	$443,438

Dividend on preferred stock paid in common stock	$—	$911,035

Placement agent fees paid, issuance of notes payable	$—	$138,000

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
     Prescient’s independent auditors have issued their Independent Auditors’ Report on the Company’s consolidated financial statements for the fiscal year ended December 31, 2004 with an explanatory paragraph regarding the Company’s ability to continue as a going concern. The Company has an accumulated deficit of approximately $104 million as of September 30, 2005. Prescient has incurred operating losses and negative cash flow in the past and expect to incur operating losses and negative cash flow during 2005. During the third quarter of 2005, the Company had decreased license sales as compared to the second quarter. The Company continues to have negative cash flow. Prescient continues to pursue sales efforts with a) new retailers to create new communities, b) with small to medium size suppliers for the use of its supply chain software, and c) with the suppliers that the Company believes will become subscribers to its advanced commerce services within existing and new hub communities.
     The delay in generating revenues may create a need for Prescient to obtain additional capital in 2005 in order for the Company to execute its current business plan successfully. The amount of additional capital needed will be dependent upon (a) the Company’s services achieving market penetration, (b) the timing of additional customer signings, (c) Prescient’s ability to maintain current decreased levels of spending, and/or (d) the amount, if any, of unanticipated expenditures. There can be no assurance as to whether, when or the terms upon which any such capital may be obtained. Any failure to obtain an adequate and timely amount of additional capital on commercially reasonable terms could have a material adverse effect on the business, financial condition and results of operations, including its ability to continue as a going concern.
     On April 12, 2005 and April 28, 2005, the Company received two bridge loans for $250,000 each in anticipation of the qualified financing which, was completed on May 4, 2005. Both of these bridges converted into the qualified financing. On May 4, 2005, the Company signed a common stock and warrant purchase agreement, which provided for $2.25 million of cash (inclusive of the aforementioned bridge financing) to be used for operations and working capital needs (see Note 12). In addition, Prescient may require additional financing. The cash from both the $2.25 million financing and any additional financing should allow the execution of the Company’s business plans for the next twelve months; however there can be no assurances that this additional capital can be raised. See Note 12 for additional information regarding the qualified financing.
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
     Operating results for the nine month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2005.
4. Merger of Prescient Systems, Inc.
     On December 31, 2004, viaLink acquired all outstanding shares of Prescient Systems, Inc. in a stock-for-stock transaction. Under terms of the merger agreement, the security holders of Prescient Systems, Inc. received 45% of the combined Company’s outstanding fully-converted shares at closing, and the security holders of viaLink continued to hold the remaining 55% of the combined Company’s outstanding fully-converted shares as of December 31, 2004. Effective December 31, 2004, viaLink changed its name and corporate identity to Prescient Applied Intelligence, Inc. The Company’s balance sheet as of December 31, 2004 and September 30, 2005 includes the assets and liabilities of the combined companies, the financing transactions completed on December 31, 2004 and the preliminary allocation of purchase price to the assets acquired and liabilities assumed in connection with the merger. The statements of operations and cash flows for the quarter ended September 30, 2004 does not include the results of operations of Prescient Systems, Inc. The statements of operations and cash flows for the quarter and nine months ended September 30, 2005 reflect the combined activities commencing January 1, 2005.
     The merger was accounted for as a purchase business combination with viaLink as the acquirer. The assets acquired and the liabilities assumed of Prescient Systems, Inc. have been adjusted to their respective fair values. The Company is still working with independent appraisers to determine the final fair value of acquired software and customer contracts and relationships.

     A summary of the purchasing accounting is as follows:

Consideration:
Issuance of Equity Securities:
Common stock (11,915,621)	$10,498,000
Common stock purchase warrants (warrants to purchase 1,125,000 shares)	256,000
Stock options exchanged (options to purchase approximately 625,000 shares)	227,000
Series E Preferred stock (746 shares)	7,456,000
Series F Preferred stock (27 shares)	274,000

Fair value of equity securities issued	18,711,000
Other direct costs incurred by Company	1,098,000

Adjusted purchase price	$19,809,000
Net working capital deficit assumed	70,000
Property and equipment	(116,000)
Other assets acquired	150,259
Identifiable intangibles, primarily software and customer contracts and relationships	(2,244,000)

Excess of cost over fair value of net identifiable assets	$17,669,259

Based upon preliminary estimates, the total purchase price of $19,809,000 was allocated to: 1) identifiable intangibles ($2,244,000), 2) goodwill ($17,669,000), and 3) other assets and liabilities $104,259. The Company has yet to determine what, if any, value should be assigned to trade names.
     Costs associated with certain restructuring and integration costs that the combined Company expects to incur in 2005 were not accounted for as part of the purchase price and liability for such costs will not be recognized until the criteria of SFAS No. 146 are met.
     Summary unaudited pro forma financial information, three and nine months ended actual September 30, 2005 as compared to September 30, 2004 as if the merger occurred on January 1, 2004 follows:

	Three months ended
	September 30,		Nine month ended September 30,
	2005	2004	2005	2004
	Actual	Pro-Forma	Actual	Pro-Form
Revenues	$2,348,870	$2,245,789	$7,111,662	$7,819,442
Income (loss) from operations	(389,417)	(920,719)	(1,288,565)	(1,149,672)
Net income (loss)	(388,493)	(920,719)	(1,283,572)	(1,149,672)
Net income (loss) applicable to common stock	(428,993)	(920,719)	(1,324,072)	(1,149,672)
Net income (loss) applicable to common stock per share	$(0.01)	$(0.03)	$(0.04)	$(0.04)
5. Stock-Based Compensation
     The Company uses the intrinsic-value method as provided by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” in accounting for its various fixed stock option plans and its employee stock purchase plan (“ESPP”) and provides pro forma disclosures of the compensation expense determined under the fair value provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” Accordingly, the Company did not recognize compensation expense upon the issuance of certain of its stock options because the option terms were fixed and the exercise price equaled the market price of the Company’s common stock on the date of grant. The Company has not yet determined the impact of the adoption of SFAS No. 123R, effective January 1, 2006.

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
     The following table displays the effect on net loss and loss per share had the fair value method been applied during each of the following periods ended September 30,

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Net loss applicable to common stock, as reported	$(428,993)	$(1,370,392)	$(1,324,072)	$(5,465,049)
Stock-based compensation included in the deterimination of net loss under APB No. 25	—	—	—	81,250

Stock-based compensation to be included in the determination of net loss under SFAS No. 148	(27,611)	(97,000)	(82,833)	(368,500)

Pro-forma net loss	$(456,604)	$(1,467,392)	$(1,406,905)	$(5,752,299)

Net loss to common stock, per common share, basic and diluted:
As reported	$(0.01)	$(0.14)	$(0.04)	$(0.57)
Pro-forma	$(0.01)	$(0.15)	$(0.04)	$(0.60)
At the Company’s annual meeting held on September 29, 2005, the Company’s shareholders approved an amendment to the Company’s 1999 Stock Option/Stock Issuance Plan to increase the number of shares of common stock authorized for grant under such plan from 1,800,000 to 4,800,000 shares.
6. Reconciliation for Basic and Diluted Earnings per Share (“EPS”)
     A reconciliation of the numerators and the denominators used in the calculation of earnings (loss) applicable to common stock per share is as follows for the three and nine month periods ended September 30.
     All share numbers in these financial statements reflect the 20-for-1 reverse split of common stock effective on December 31, 2004.

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Basic and diluted:
Net loss applicable to common stock	$(428,993)	$(1,370,392)	$(1,324,072)	$(5,465,049)
Weighted average common shares outstanding	36,450,294	9,967,901	31,746,718	9,558,270

Net loss per common share	$(0.01)	$(0.14)	$(0.04)	$(0.57)

     For the nine months ended September 30, 2005 Prescient had outstanding (a) options to purchase 1,121,819 shares at a weighted average exercise price of $9.25, (b) 13,737,082 shares of common stock to be issued upon to conversion of the Series E and Series G preferred stock at a conversion price of $2.00 and $0.44 per share; respectively and (c) 7,230,111 warrants to purchase common shares at exercise prices in the following table. These securities were outstanding but were not included in the computation of diluted earnings per share because the effect of these outstanding options, stock issuable upon conversion of preferred stock and warrants would be antidilutive.

Underlying Common Shares attributable to outstanding warrants at September 30, 2005	Exercise Price
10,459	$0.02
409,091	0.48
1,534,091	0.50
2,766,019	1.00
2,500,000	2.00
5,000	3.00
2,500	6.00
2,951	203.20

7,230,111

     For the nine months ended September 30, 2004, Prescient had outstanding (a) options to purchase 685,345 shares at a weighted average exercise price of $20.80, (b) 4.2 million shares of common stock to be issued upon the conversion of the Series D preferred stock at a conversion price of $2.40 per share, (c) $6.8 million of convertible notes payable which could be converted into common stock and (d) 2,770,210 warrants to purchase common shares at exercise prices in the following table. These securities were outstanding but were not included in the computation of diluted earnings per share because the effect of these outstanding options, stock issuable upon conversion of preferred stock and warrants would be antidilutive.

Underlying Common Shares attributable to outstanding warrants at September 30, 2004	Exercise Price
22,259	$0.02
1,375,000	2.00
1,362,500	2.40
5,000	3.00
2,500	6.00
2,951	203.20

2,770,210

7. Accrued Liabilities
     Accrued expenses at September 30, 2005 and December 31, 2004 consisted of the following:

	September 30,	December 31,
	2005	2004
Accrued employee compensation	$355,720	$710,623
Accrued professional fees and contract labor	275,884	288,948
Accrued royalty payments	88,334	48,413
Other accrued expenses	146,730	106,532

	$866,668	$1,154,516

8. Income Taxes
     Prescient is required to record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax asset depends on the Company’s ability to generate sufficient taxable income in the future. The Company has recognized a full valuation allowance for the amount of net deferred tax asset at December 31, 2004 and September 30, 2005 since there is uncertainty as to the recoverability of the deferred tax asset. The Company’s ability to utilize the NOL carryforward to reduce future taxable income has been severely limited under IRS Section 382 as a result of the change in ownership of the Company in the acquisition of Prescient and other financings.
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
     The Series D convertible preferred stock, par value $.001 per share, was converted into shares of Prescient common stock in the manner, and upon the terms, provisions and conditions set forth in the Certificate of Designation of the preferred stock. The conversion price of the Series D convertible preferred stock is subject to certain adjustments under the terms of the Certificate of Designation. The proceeds from issuance of the Series D convertible preferred stock and warrant issued and the fair value of the warrants issued to the holders of the Series B and Series C preferred stock has been allocated to each instrument based on their relative fair values. Additionally, the Series D convertible preferred stock includes a beneficial conversion ratio at the issuance date, which was recognized in 2004. As of December 31, 2004, all of the Series D convertible preferred stock was exchanged for Series E preferred stock and common stock.
Series E
     In May 2004, the Company completed a series of financing transactions that commenced in April 2003, by which the Company issued an aggregate $5.4 million principal amount of its convertible promissory notes. The proceeds from those transactions had been used to fund operations since early 2003. The holders of the convertible notes agreed that upon approval of the merger by the stockholders of viaLink that on December 31, 2004, all outstanding notes would be converted into Series E preferred stock. A portion of the Series D convertible preferred stock was also converted into Series E preferred stock during 2004, such that an aggregate of 911 shares were issued during 2004. Upon completion of the merger with Prescient Systems, Inc the shareholders of Prescient System received an additional 746 shares of Series E preferred stock. As of December 31, 2004 and September 30, 2005 there were a total of 1,657 shares of Series E preferred stock outstanding. The Series E preferred stock is convertible into shares of common stock of the Company at an initial conversion price of $2.00 per share, and 18 months after being issued those Series E preferred shares will begin accruing dividends at a rate of 4% per annum. No dividend accrual has occurred through September 30, 2005.

Series F
     In May 2004, following completion of the convertible debt financing, the Company received funding commitments in the aggregate amount of $2.75 million. The funding commitments were received from entities or their affiliates that were beneficial owners of shares of viaLink common stock, including the largest beneficial owner. The purpose of this financing was to fund operations through the completion of the merger. The first phase of this funding was made immediately prior to the execution of the merger agreement, at which time the Company issued its 10% secured promissory notes in the aggregate principal amount of $1.25 million, together with common stock purchase warrants, referred to as the “bridge warrants,” which were exercisable for 625,000 shares of common stock at an initial exercise price of $2.00 per share. The 10% convertible notes automatically converted into 160 shares of Series F preferred stock on December 31, 2004, upon the closing of the merger. The second phase of the approved funding was completed upon the closing of the merger. On December 31, 2004, the Company issued to the funding stockholders an additional 115 shares of Series F preferred stock for an aggregate $1,150,000 at a price of $10,000 per share, together with bridge warrants exercisable for 750,000 shares of common stock at an initial exercise price of $2.00 per share. Finally an additional 77.44 shares of Series F preferred stock were issued to the shareholders of Prescient Systems, Inc. and the placement agent in accordance with the merger agreement. As of December 31, 2004 there were a total of 352 shares of Series F preferred stock outstanding. Shares of Series F preferred stock are convertible at any time elected by the Series F stockholders into shares of common stock at an initial conversion price of $2.00 per share, or are mandatorily convertible into other equity holdings under certain defined circumstances at the values contained in a subsequent equity financing.
     On May 4, 2005, the Company completed a qualified financing and the shares of Series F preferred stock automatically have been converted into 239.9419 shares of a newly created Series G preferred stock, 3,357,745 shares of common stock and 2,643,292 warrants to purchase common stock of the Company at an exercise price of $1.00 per share. (See Note 12). At conversion the Series F shareholders received a 10% conversion premium as per the original term of the issuance. This premium was offset by the conversion price being 10% above the market price on the day of conversion, resulting in no beneficial conversion expense. These shareholders received a penalty payment of $40,500 in the third quarter of 2005 because the Company failed to timely register the underlying shares of stock.
Series G
     On May 4, 2005, concurrent with the conversion of the Series F preferred stock and the qualified financing, the Company issued 239.9419 shares of Series G Preferred Stock. The Series G preferred stock earns no dividends and can be converted to common stock at an exchange rate of $0.44, which was the purchase price of common stock sold at the qualified financing on May 4, 2005. The Series G preferred stock ranks junior to the Series E preferred stock. See Note 12 regarding the Company’s obligation to issue additional shares of Series G preferred stock.
10. Notes Payable
     Beginning on April 9, 2003 and throughout 2004 the Company received working capital funding from certain existing shareholders. During 2004 the Company received proceeds totaling $1.0 million.
     The promissory notes were due on the earlier of the six-month anniversary of the issuance of each note or the consummation of a proposed financing as defined in the note agreement. The notes bear interest, payable quarterly in cash or common stock at the option of the Company, at 10% per annum. For each $10,000 in principal the note holders were issued warrants to purchase 50,000 shares of common stock at $0.12 per share. The notes contain certain provisions allowing, at the option of the holder, the conversion of the principal amount of each of the notes into equity securities of the Company, which may be issued in connection with a proposed offering by the Company of its equity securities to certain investors. If the holder elects to convert the notes into equity securities, the principal amount of the note shall convert into such amount of equity securities equal to 110% of the principal amount of the note. These provisions created a beneficial conversion ratio in 2004 and prior periods, and resulted in additional interest costs in such periods.
     The proceeds from issuance of the notes payable, the beneficial conversion ratio at the issuance date and warrants were allocated to each instrument based on their relative fair values. The sum of the relative fair value of the warrants and the intrinsic value of the beneficial conversion ratio of the notes payable was determined to be in excess of the total proceeds received by the Company; therefore, the entire proceeds is considered a non-cash debt discount. The debt discount is being amortized as interest over the life of each of the notes payable. The debt discount was recorded at the date of each issuance and the amortization of the debt discount is included in the determination of net loss as interest expense beginning in the second quarter of 2003 and into 2004. As of December 31, 2004, this debt was retired and exchanged for common stock.
11. Related Parties
     The Company engaged Brian Carter, the former CFO of viaLink and a current member of the board, to assist in various transition activities. For the nine months ended September 30, 2005, the Company paid to Mr. Carter a total of $24,530 for these services.
12. Qualified Financing
     On April 12, 2005 and April 28, 2005, the Company received two bridge loans from Tak Investments LLC for $250,000 (“Bridge Notes”) each in anticipation of the consummation by the Company of a qualified financing that was completed on May 4, 2005 (“Qualified Financing”). The Bridge Notes were converted into the Qualified Financing and accrued interest of $1,910 was paid to Tak Investments in the form of 4,340 shares of the Company’s common stock. Concurrent with the closing of the Qualified Financing, the Company executed a remote resourcing agreement with an affiliate of Tak Investments. Under the terms of this agreement, the Company is required to outsource certain functions with services, which activities have not commenced through September 30, 2005.
     The Qualified Financing resulted in the receipt of $1.75 million from Tak Investments, net of the proceeds received in connection with the issuance of the Bridge Notes. The Qualified Financing resulted in the issuance by the Company to Tak Investments of 5,113,036 shares of the Company’s common stock and warrants to purchase 1,534,091 shares of common stock for $1.00 per share (“Tak Warrants”). As a result of the closing of the Qualified Financing, the Company converted all of the Series F Preferred Stock issued and outstanding into (i) 239.9 shares of a newly created Series G Preferred Stock; (ii) 3,356,745 shares of common stock; and (iii) warrants to purchase 2,643,292 shares of the Company’s common stock for $1.00 per share.
     In connection with the Qualified Financing, the Company was required to obtain $1.5 million of additional financing within 120 days from the closing of the Qualified Financing, which the Company did not do. As a result, the Company was required to issue to Tak Investments an additional 5,113,636 shares of the Company’s common stock and lower the exercise price on 1,534,091 of the Tak Warrants from $1.00 to $0.50 per share (the “Additional Issuance”). As a result of the Additional Issuance, the Certificate of Designation for the Company’s Series F Preferred Stock requires the Company to issue to the former holders of the Series F Preferred Stock an additional 3,357,745 shares of the Company’s common stock and 240 shares of the Company’s Series G Preferred Stock. As of September 30, 2005, the Company had not issued these additional shares to the former holders of the Company’s Series F Preferred Stock. The Company does not believe any “beneficial conversion features” resulted from these transactions.
     The Company issued to the placement agent warrants to purchase 409,091 shares of the Company’s common stock at an exercise price of $0.48 per share, and warrants to purchase 122,727 shares of common stock at an exercise price of $1.00 per share. The placement agent warrants are in addition to cash fees paid to the placement agent in connection with its advisory and other services provided the Company in connection with the Qualified Financing.
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
     Asset Impairment. The Company reviews long-lived assets for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company adopted SFAS No. 144 in fiscal year 2002. SFAS No. 144 required the Company to identify events or changes in circumstances which indicate that the carrying amount of an asset may not be recoverable. If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the long-lived assets, the carrying value is reduced to the estimated fair value as measured by the discounted cash flows. The Company’s continuing losses from operations is one factor which could be an indicator that the carrying amounts of any of its assets may not be recoverable. The Company performed an analysis comparing estimated future cash flows to the carrying value of its assets at December 31, 2004. The analysis did not indicate that impairment exists as of December 31, 2004. No analysis was required to be performed as of September 30, 2005. The estimated future cash flows were based upon certain assumptions and are dependent upon future performance. See “Additional Factors That May Affect Future Results” for factors that may cause operations to vary from the Company’s estimates. If actual results differ from the estimated future cash flows impairment may be evident in future periods.
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
     Debt Discount and Beneficial Conversion Feature. All of the Company’s debt instruments were converted to equity instruments as of December 2004, the Company’s notes payable contain certain provisions allowing, at the option of the holder, the conversion of the principal amount of each of the notes into equity securities of the Company. The Company has determined that in certain circumstances these provisions created a beneficial conversion ratio.
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
     In certain cases through December 31, 2004, the amounts allocated to the beneficial conversion feature were treated as an embedded derivative and the amounts allocated to warrants were also recorded as a liability. These liabilities were marked to market quarterly and any resulting change in fair value was recorded on the statement of operations. The Company similarly analyzed if any beneficial conversion features were applicable upon conversion of its preferred stock instruments, and concluded that there was no beneficial conversion of its Series F to Series G preferred stock.
Results of Operations
     Comparison of the Three Months Ended September 30, 2005 (“2005”) to the Three Months Ended September 30, 2004 (“2004”)
     On December 29, 2004, Prescient Systems, Inc. was merged into the Company. Results for the three months ended September 30, 2005 include both the results of the former viaLink and Prescient Systems, Inc. The results for the three months ended September 30, 2004 are for The viaLink Company prior to the merger with Prescient Systems, Inc.
     Revenues. Prescient’s revenues are comprised of revenues for subscriptions and implementation fees for its advanced commerce offerings, as well as license, maintenance and services revenues for the supply chain offerings. The following table sets forth for the periods indicated the components of revenue included in the consolidated statements of operations:

	2005	2004
Revenues:
Subscription services	$1,321,465	$1,226,099
Implementation fees	61,609	85,442
Licenses	55,500	—
Maintenance	431,525	—
Professional services	478,770	—

	$2,348,870	$1,311,541

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
     Implementation fee revenues decreased 27% from 2004 to 2005. The decrease is due to fewer implementations being performed at lower total average prices per implementation engagement in 2005.
     License revenues were $55,500 in 2005. On a comparative basis, this revenue level is less than in 2004 quarters; however revenue recognition is dependent upon finalization of new arrangements. This category of revenue is a result of the merger with Prescient Systems Inc. at December 31, 2004. These revenues are comprised of both perpetual, adaptive and ASP license sales. In the third quarter of 2005 Prescient sold one perpetual license to a new customer.
     Maintenance revenues were $431,000 in 2005. This category of revenue is a result of the merger with Prescient Systems Inc. at December 31, 2004. This represents the quarterly revenue recognition of over 60 active supply chain maintenance agreements that are billed annually throughout the year.
     Professional services revenue was $479,000 in 2005. This category of revenue is a result of the merger with Prescient Systems Inc. at December 31, 2004. Professional services revenue mainly result from new license installation and training, follow-up training on existing installations, application analysis and custom enhancements.
     Customer Operations. Customer operations expense consists of personnel costs associated with implementation, consulting and other services and costs of operating, maintaining and accessing technical operations and hosting facilities in support of Prescient’s advance commerce offerings. Customer operations expense also includes the cost of providing support and maintenance to customers. The Company’s customer operations expense increased from $855,000 in 2004 to $1,090,000 in 2005.

This increase of $235,000 is primarily due to increased expenses related to personnel costs of $105,000 as the headcount grew from 21 at September 30, 2004 (viaLink only) to 24 at September 30, 2005 (combined organization). Additional increases in operating expenses reflect the larger revenue base being supported. Prescient expects customer operations expenses to reduce in the fourth quarter of 2005 as we move our data centers to a more cost effective environment; however the cost to affect this transition may offset this expense savings in 2005.
     Development. Development expense includes personnel and contract labor costs and professional fees incurred for product development, enhancements, upgrades, and quality assurance and testing across both advanced commerce and supply chain product offerings. Prescient’s development expenses decreased from $370,000 in 2004 to $334,000 in 2005. This decrease of $36,000 is due to decreases in personnel costs of $34,000. The Company’s development team consisted of 15 people at September 30, 2004 (viaLink only) as compared to 12 people at September 30, 2005 (combined organization). The Company is continuously undertaking various projects to expand the functionality of its services and expects the continuance of these expenses for the foreseeable future.
     Selling and Marketing. Selling and marketing expense consists primarily of personnel costs, travel, sales lead generation fees, public relations fees, seminars and conferences. Selling and marketing expense increased from $190,000 in 2004 to $468,000 in 2005. This increase of $278,000 is due mainly to increases in personnel costs of $195,000. Prescient’s sales and marketing team included 2 people at September 30, 2004 (viaLink only) as compared to 6 people at September 30, 2005 (combined organization). Other expenses include professional fees, which increased by $50,000, travel expenses by $11,000, telecommunication expenses by $17,000 and supplies expense by $5,000. The Company expects to increase its selling and marketing expenses in the fourth quarter as it fills open sales positions and increase its participation in industry activities and other growth opportunities.
     General and Administrative (G&A). G&A expense consists primarily of the personnel and other costs for the administration of the Company’s financial, human resources and executive requirements and the fees and expenses associated with legal, accounting and other services. G&A expense increased from $350,000 in 2004 to $700,000 in 2005. G&A expenses increased by nearly $350,000, due to an $87,000 increase in personnel costs and related cost increases. The G&A staff included 3 people at September 30, 2004 (viaLink only) as compared to 5 at September 30, 2005 (combined organization). G&A in 2004 consisted of only finance and human resources support, where in 2005 this includes executive, finance, human resources and network administration. Other expenses that increased were $148,000 for professional fees, $21,000 for Board of Director fees, $20,000 for bad debt expense, $22,000 in print and copy charges, and $45,000 in rent expense as Prescient now has offices in Dallas, Texas and West Chester, Pennsylvania.
     Depreciation and Amortization. Depreciation and amortization expense increased from $12,000 in 2004 to $123,000 in 2005. Amortization expense increased $111,000 as the Company began amortizing intangible assets as a result of the merger with Prescient Systems.
     Interest expense, net. Interest expense in 2004 represents the non-cash interest expense for the amortization of the initial debt discount recorded for each of the notes payable and interest expense on the capital lease with Hewlett-Packard. The debt discount is being amortized over the life of each note. This amortization was completed in 2004.
     Dividends and Costs Relating to Preferred Stock. In 2004, $306,000 was recorded as a stock dividend for the Series D preferred stock. Additionally, the Series D convertible preferred stock accrues dividends at 12% per annum. The Series D convertible preferred stock was retired and exchanged for other securities at the time of the merger in December 2004. A damage payment of $40,500 was required in 2005 as a result of the failure to register certain securities on a timely basis.
     Comparison of the Nine Months Ended September 30, 2005 (“2005”) to the Nine Months Ended September 30, 2004 (“2004”)
     On December 29, 2004, Prescient Systems, Inc. was merged into the Company. Results for the nine months ended September 30, 2005 include both the results of the former viaLink and Prescient Systems, Inc. The results for the nine months ended September 30, 2004 are for The viaLink Company prior to the merger with Prescient Systems, Inc.

Revenues. Prescient’s revenues are comprised of revenues for subscriptions and implementation fees for its advanced commerce offerings, as well as license, maintenance and services revenues for the supply chain offerings. The following table sets forth for the periods indicated the components of revenue included in the consolidated statements of operations:

	2005	2004
Revenues:
Subscription services	$3,971,205	$3,611,455
Implementation fees	154,502	221,958
Licenses	426,121	—
Maintenance	1,152,660	—
Professional services	1,407,174	—

	$7,111,662	$3,833,413

     Subscription revenues have increased 10% from 2004 to 2005. This increase is due to increases in the number of subscribers to the advanced commerce services and increases in the Company’s subscription rates. Continued subscription revenue growth is dependent upon the number of subscribers to these services and how many trading partners with which they are exchanging data (“connections”) and is also dependent upon increasing the number of connections between the Company’s existing customers and adding new customers. The rate at which the connections increase can vary significantly from one customer to another depending upon each Company’s deployment strategy.
     Implementation fee revenues decreased 30% from 2004 to 2005. The decrease is due to fewer implementations being performed at lower total average prices per implementation in 2005.
     License revenues were $426,000 in 2005. On a comparative basis, this revenue level is less than in 2004 quarters; however revenue recognition is dependent upon finalization of new arrangements. This category of revenue is a result of the merger with Prescient Systems Inc. at December 31, 2004. These revenues are comprised of both perpetual, adaptive and ASP license sales. In the first quarter of 2005 Prescient sold two new licenses — one was a perpetual license and one was an adaptive license. In the second quarter of 2005 Prescient sold five perpetual licenses – three to new customers and two were upgrades to existing customers. In the third quarter of 2005 Prescient sold one perpetual license to a new customer.
     Maintenance revenues were $1,153,000 in 2005. This category of revenue is a result of the merger with Prescient Systems Inc. at December 31, 2004. This represents the quarterly revenue recognition of over 60 active supply chain maintenance agreements that are billed annually throughout the year. The Company expects maintenance revenues to have a small growth in 2005 mainly from the maintenance associated with new license sales and services performed with existing accounts.
     Professional services revenue was $1,407,000 in 2005. This category of revenue is a result of the merger with Prescient Systems Inc. at December 31, 2004. Professional services revenue mainly result from new license installation and training, follow-up training on existing installations, application analysis and custom enhancements.
     Customer Operations. Customer operations expense consists of personnel costs associated with implementation, consulting and other services and costs of operating, maintaining and accessing technical operations and hosting facilities in support of Prescient’s advance commerce offerings. Customer operations expense also includes the cost of providing support and maintenance to customers. The Company’s customer operations expense increased from $2,531,000 in 2004 to $3,268,000 in 2005. This increase of $737,000 is primarily due to increased expenses related to personnel costs of $345,000 as the headcount grew from 21 at September 30, 2004 (viaLink only) to 24 at September 30, 2005 (combined organization). Additional increases in operating expenses reflect the larger revenue base being supported. Prescient expects customer operations expenses to reduce in the fourth quarter of 2005 as we move our data centers to a more cost effective environment; however cost to affect this transition may offset this expense savings in 2005.
     Development. Development expense includes personnel and contract labor costs and professional fees incurred for product development, enhancements, upgrades, and quality assurance and testing across both advanced commerce and supply chain product offerings. Prescient’s development expenses decreased from $1,173,000 in 2004 to $1,090,000 in 2005. This decrease of $83,000 is due to decreases in personnel costs of $68,000. The Company’s development team consisted of 15 people at September 30, 2004 (viaLink only) as compared to 12 people at September 30, 2005 (combined organization). The Company is continuously undertaking various projects to expand the functionality of its services and expects the continuance of these expenses for the foreseeable future.
     Selling and Marketing. Selling and marketing expense consists primarily of personnel costs, travel, sales lead generation fees, public relations fees, seminars and conferences. Selling and marketing expense increased from $585,000 in 2004 to $1,601,000 in 2005. This increase of $1,016,000 is due mainly to increases in personnel costs of $541,000. Prescient’s sales and marketing team included 2 people at September 30, 2004 (viaLink only) as compared to 6 people at September 30, 2005 (combined organization). Other expenses that increased include professional fees by $140,000, lead generation expenses by $74,000, marketing expenses by $83,000, travel expenses by $56,000, conference expenses $38,000, telecommunication expenses by $55,000 and supplies expense by $15,000. The Company expects to increase its selling and marketing expenses in the fourth quarter as it fills open sales positions and increase its participation in industry activities and other growth opportunities.
     General and Administrative (G&A) and non-cash stock compensation. G&A expense consists primarily of the personnel and other costs for the administration of the Company’s financial, human resources and executive requirements and the fees and expenses associated with legal, accounting and other services. G&A expense increased from $1,033,000 in 2004 to $2,054,000 in 2005. G&A expenses increased by nearly $1,021,000, due to a $316,000 increase in personnel costs and related cost increases. The G&A staff included 3 people at September 30, 2004 (viaLink only) as compared to 5 at September 30, 2005 (combined organization). G&A in 2004 consisted of only finance and human resources support, where in 2005 this includes executive, finance, human resources and network administration. Other expenses that increased were $324,000 in professional fees, a $133,000 increase rent expense as Prescient now has offices in Dallas, Texas and West Chester, Pennsylvania, travel expenses by $16,000 and an increase of $102,000 in bad debt expense from uncollectible accounts including Winn Dixie and Buehler Foods which filed for bankruptcy in 2005.
     Additionally, non-cash stock compensation of $81,250 during 2004 was included in the statement of operations for restricted stock grants during the period. There was no non-cash stock compensation in 2005.
     Depreciation and Amortization. Depreciation and amortization expense increased from $126,000 in 2004 to $364,000 in 2005. Amortization expense increased $238,000 as the Company began amortizing intangible assets as a result of the merger with Prescient Systems.
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
     Dividends and Costs Relating to Preferred Stock. In 2004, $911,000 was recorded as a stock dividend for the Series D preferred stock. Additionally, the Series D convertible preferred stock accrues dividends at 12% per annum. The Series D convertible preferred stock was retired and exchanged for other securities at the time of the merger in December 2004. A damage payment of $40,500 was required in 2005 as a result of the failure to register certain securities on a timely basis.
Liquidity and Capital Resources
     Effective May 4, 2005, the Company obtained $2,250,000 (gross) or $1,886,000 (net) in new financing. This new capital was initially received as bridge notes payable for a total of $500,000. The bridge notes funds of $250,000 each were received on April 12, 2005 and April 28, 2005, and these notes were converted to common stock along with $1,750,000 of additional cash at the closing of this financing.
     The principal potential sources of liquidity are cash on hand, cash generated from current revenues and cash provided from financing activities. As of September 30, 2005, there is cash and cash equivalents of $1,313,000.
     During the nine months ended September 30, 2005, $1.8 million was used in operating activities compared to using $1.7 million during the nine months ended September 30, 2004. Cash used in operating activities during 2005 reflects a net loss of $1.3 million. Cash used in operating activities also reflects $0.4 million of depreciation and amortization and $0.1 million provision for doubtful accounts. Other uses of cash include a reduction in accounts payable and accrued liabilities of $0.7 million relating mainly to payment of certain merger transaction related costs and an increase in accounts receivable of $0.3 million due to license sales as well as annual maintenance billings.
     During the nine months ended September 30, 2005, approximately $250,000 was used in investing activities reflecting capital expenditures of $80,000, which were for telephone and computer equipment as well as $170,000 merger related expenses. In 2004 capital expenditures were $42,000.
     During the nine months ended September 30, 2005, the Company completed a qualified financing for $2.2 million gross or $1.8 million net of fees and expenses. During the nine months ended September 30, 2004, financing activities provided net cash of $2.0 million, primarily the result of the issuance of $2,275,000 in notes payable to existing shareholders offset by payments made on the capital lease obligations with Hewlett-Packard.
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
     The Company’s former independent auditors issued their Independent Auditors’ Report on the Company’s consolidated financial statements for the fiscal year ended December 31, 2004 with an explanatory paragraph regarding the Company’s ability to continue as a going concern. The Company has generated net losses for the years ended December 31, 2002, 2003 and 2004 and the nine months ended September 30, 2005 and has an accumulated deficit of $103.9 million as of September 30, 2005. The Company has incurred operating losses and negative cash flow in the past and expects to incur operating losses and negative cash flow for the full year of 2005. The Company has experienced lower new license signings for supply chain and delays in signing small supplier customers, which were an important component of expected subscription and implementation revenues for advance commerce. The Company continues to pursue sales efforts with a) new retailers to create new communities, b) with small to medium size suppliers for the use of the supply chain software and c) with the suppliers that will become subscribers to the advanced commerce services within existing and new hub communities.
     The delay in generating sufficient revenues may create a need for the Company to obtain additional capital in order for the Company to execute its current business plan successfully. The amount of additional capital needed will be dependent upon (a) the Company’s services achieving market penetration, (b) the timing of additional customer signings, (c) the ability to maintain current decreased levels of spending, and/or (d) the amount, if any, of unanticipated expenditures. There can be no assurance as to whether, when or the terms upon which any such capital may be obtained. Any failure to obtain an adequate and timely amount of additional capital on commercially reasonable terms could have a material adverse effect on the business, financial condition and results of operations, including the Company’s ability to continue as a going concern.
Recently Issued Accounting Pronouncements
     In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” (“FIN 46”), which addresses consolidation by business enterprises of variable interest entities (“VIEs”). FIN 46 is applicable immediately for VIEs created after January 31, 2003, and is effective for reporting periods ending after December 15, 2003, for VIEs created prior to February 1, 2003. In December 2003, the FASB published a revision to FIN 46 (“FIN 46R”) to clarify some of the provisions of the interpretation and to defer the effective date of implementation for certain entities. Under the guidance of FIN 46R, public companies that have interests in VIE’s that are commonly referred to as special purpose entities are required to apply the provisions of FIN 46R for periods ending after December 15, 2003. A public company that does not have any interests in special purpose entities but does have a variable interest in a VIE created before February 1, 2003, must apply the provisions of FIN 46R by the end of the first interim or annual reporting period ending after March 14, 2004. The Company has evaluated the impact of FIN 46R and determined it had no impact.
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
     While Prescient completed a qualified financing for $2.25 million in the second quarter of 2005, the Company needs additional funds to fully execute its business plans. There is no assurance that additional financing can be obtained on terms satisfactory to Prescient. Also Prescient can give no assurance that additional funds beyond the above financings may not be needed.
The Company has received a “Going Concern” opinion from its independent registered public accounting firm.
     The Company’s former independent public accounting firm issued a report on the Company’s consolidated financial statements for the fiscal year ended December 31, 2004, with an explanatory paragraph regarding its ability to continue as a going concern. Such an opinion by the Company’s independent registered public accounting firm may impact its dealing with third parties, such as customers, suppliers and creditors, because of concerns about its financial condition. Any such impact could have a material adverse effect on the business, operating results and financial condition.
The Company may be unable to successfully integrate the businesses of viaLink and Prescient due to a number of potential difficulties.
     The Company may be unable to successfully integrate the businesses of Prescient and viaLink and realize the anticipated benefits of the merger. The merger combined two companies that historically operated as independent companies. The combined

Company is devoting significant management attention and resources to integrating its business practices and operations. Potential difficulties the combined Company may encounter in the integration process include:
     • The inability of the combined Company to achieve the cost savings and operating synergies anticipated with the merger;
     • Lost sales and clients as a result of certain clients of either of the two companies who decide not to do business with the Company;
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
     Prescient’s predecessor, viaLink, has a history of operating losses and incurred net losses of approximately $8.1 million in 2002, $10.0 million in 2003, $7.5 million in 2004, and the Company incurred a net loss of $1.3 million for the nine months ended September 30, 2005. As of September 30, 2005, the Company had an accumulated deficit of approximately $104 million, representing the sum of its historical net losses and may incur losses in the future. Going forward, Prescient will continue to expend significant resources to aggressively develop and market its services into an unproven market.
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
     The Company currently uses Hewlett-Packard’s data center as the host for its advanced commerce services. It is dependent on a continued relationship with Hewlett-Packard, or another outsourced data center vendor, and on their data center for the timely and secure delivery of advanced commerce services. If the outsourced data center fails to meet the Company’s expectations in terms of reliability and security, or if outsourced data center vendor, as the Company’s largest vendor, withdraws its support, the Company’s ability to deliver its advanced commerce services will be seriously harmed, resulting in the potential loss of customers and subscription revenue. Furthermore, if the Company’s relationship with the outsourced data center vendor were terminated, it would be forced to find another service provider to host its services. The Company’s current service agreement, as extended, expired in September 2005. Transition to another service provider is planned for in the fourth quarter of 2005 and could result in interruptions of its advanced commerce services and could increase the cost of obtaining these services.
The Company plans to move the data center that is maintained by Hewlett-Packard in the fourth quarter of 2005.
     The Company plans to move its data center from the Hewlett-Packard site to a data center owned by an affiliate of TAK Investments. The monthly operating expense will be less than we are currently paying to Hewlett-Packard, and we believe the ongoing monthly rates of the Tak data center are at fair value. There is no assurance that the performance of this data center will equal that of the Hewlett-Packard data center. If in the process of moving the data environment our customers experience outages in availability of to the Company’s hosted data environment, these outages may result in loss of existing customers, require the Company to pay damages and may impact the Company’s ability to acquire new customers.
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
     Sales of a substantial number of shares of common stock, or even the potential for such sales, could adversely affect the market price of the common stock and could impair the Company’s ability to raise capital through the sale of equity securities. As of September 30, 2005, Prescient had outstanding approximately 40.2 million shares of common stock. Furthermore, an additional approximately 22 million shares are issuable upon the exercise or conversion of options, warrants and outstanding preferred shares.
ITEM 4. Controls & Procedures
     As of the end of the period covered by this report, Prescient carried out an evaluation, under the supervision and with the participation of Prescient’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Prescient’s disclosure controls and procedures. Based upon that evaluation, Prescient’s Chief Executive Officer and Chief Financial Officer concluded that Prescient’s disclosure controls and procedures were effective, as of such date, to ensure that information required to be disclosed in reports filed under the Securities Exchange Act is recorded, processed, summarized and reported within the required time period, including to ensure that information required to be disclosed is accumulated and communicated to Prescient’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in Prescient’s internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting during the quarter ended September 30, 2005.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     The Company is a party to various legal proceedings arising in the ordinary course of its business. Management believes that the ultimate resolution of these proceedings will not, in the aggregate, have a material adverse effect on the financial condition, results of operations or liquidity of the Company.
Item 4. Submission of Matters to a Vote of Security Holders
     The Company held its annual shareholder meeting on September 29, 2005. At that meeting, the shareholders voted on the following three proposals:

Proposal #1	To elect two directors of the Company, each for a three year term

Nominee	For	Withheld

Daniel W. Rumsey	26,188,208	267,677
Patrick L. Kiernan	26,177,876	278,009

Proposal #2	To ratify the appointment of Amper, Politziner & Mattia, P.A. as independent auditors of the Company for the year ending December 31, 2005

For	Against	Abstain

26,307,817	5,791	142,277

Proposal #3	Approval of the Amended and Restated 1999 Stock Option/Stock Issuance Plan

For	Against	Abstain

16,898,100	415,474	3,107,676	6,034,635
Item 6. Exhibits and Reports on Form 8-K
(a) Exhibits
     The following instruments are included as exhibits to the report. Exhibits incorporated by reference are so indicated.

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002...

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002...

32.1	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 by the Chief Executive Officer

32.2	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 by the Chief Financial Officer

SIGNATURES
     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRESCIENT APPLIED INTELLIGENCE, INC.
(Registrant)

	By:	/s/ JANE F. HOFFER

Jane F. Hoffer
Chief Executive Officer

Date: November 11, 2005

	By:	/s/ THOMAS W. AIKEN

Thomas W. Aiken
Senior Vice President, Chief Financial Officer
(principal financial and accounting officer)

Date: November 11, 2005

EXHIBIT INDEX

Exhibit
Number
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002...

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002...

32.1	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 by the Chief Executive Officer

32.2	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 by the Chief Financial Officer