Form 10QSB/A
period 2005-03-31
Prescient Applied Intelligence, Inc.
filed 2005-11-16
CIK 1017137

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB/A
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005
Commission file number: 000-21729
Prescient Applied Intelligence, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State of Other Jurisdiction Incorporation or Organization)	73-1247666 (I.R.S. Employer Indemnification No.)

1247 Ward Avenue Suite 200 West Chester, Pennsylvania (Address of Principal Executive Offices)	19380 (Zip Code)
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
     As of March 31, 2005, the issuer had 26,686,801 outstanding shares of Common Stock.
     Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☑

Explanatory Note
This Form 10-QSB/A, relating to the period ended March 31, 2005 and amending the Company’s Quarterly Report on Form 10-QSB for the period ended March 31, 2005, which was filed on May 16, 2005, contains revised certifications for the Company’s principal executive officer and principal financial officer to conform to the requirements of Item 601(b)(31) of Regulation S-B. Accordingly, as provided by the applicable rules under the Securities and Exchange Act of 1934, Prescient Applied Intelligence, Inc. hereby amends the Company’s Form 10-QSB for the period ended March 31, 2005.

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

PRESCIENT APPLIED INTELLIGENCE, INC. (Registrant)
	By:	/s/ JANE F. HOFFER
Jane F. Hoffer
Date: November 16, 2005		Chief Executive Officer

	By:	/s/ THOMAS W. AIKEN
Thomas W. Aiken
Date: November 16, 2005		Senior Vice President, Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit
Number
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.