Form 10QSB/A
period 2005-06-30
Prescient Applied Intelligence, Inc.
filed 2005-11-16
CIK 1017137

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
     As of June 30, 2005, the issuer had 35,162,522 outstanding shares of Common Stock.
     Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☑

Explanatory Note
This Form 10-QSB/A, relating to the period ended June 30, 2005 and amending the Company’s Quarterly Report on Form 10-QSB for the period ended June 30, 2005, which was filed on August 12, 2005, contains revised certifications for the Company’s principal executive officer and principal financial officer to conform to the requirements of Item 601(b)(31) of Regulation S-B. Accordingly, as provided by the applicable rules under the Securities and Exchange Act of 1934, Prescient Applied Intelligence, Inc. hereby amends the Company’s Form 10-QSB for the period ended June 30, 2005.

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