Form 10QSB/A
period 2005-03-31
Prescient Applied Intelligence, Inc.
filed 2005-12-06
CIK 1017137

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

     As of May 13, 2005, the issuer had 26,686,801 outstanding shares of Common Stock.

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
Certification of Chief Executive Officer
Certification of Chief Financial Officer
Certification Pursuant to 18 U.S.C. Section 1350
Certification Pursuant to 18 U.S.C. Section 1350
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

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

ITEM 4. Controls & Procedures

      As of the end of the period covered by this report, Prescient carried out an evaluation, under the supervision and with the participation of Prescient’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Prescient’s disclosure controls and procedures. Based upon that evaluation, Prescient’s Chief Executive Officer and Chief Financial Officer concluded that Prescient’s disclosure controls and procedures were effective, as of such date, to ensure that information required to be disclosed in reports filed under the Securities Exchange Act is recorded, processed, summarized and reported within the required time period, including to ensure that information required to be disclosed is accumulated and communicated to Prescient’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in Prescient’s internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting during the quarter ended March 31, 2005.

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
Date: December 5, 2005
	By:	/s/ THOMAS W. AIKEN

Thomas W. Aiken
Senior Vice President, Chief Financial Officer
(principal financial and accounting officer)

Date: December 5, 2005

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