Form 10QSB/A
period 2005-06-30
Prescient Applied Intelligence, Inc.
filed 2005-12-06
CIK 1017137

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
ITEM 4. Controls & Procedures
          As of the end of the period covered by this report, Prescient carried out an evaluation, under the supervision and with the participation of Prescient’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Prescient’s disclosure controls and procedures. Based upon that evaluation, Prescient’s Chief Executive Officer and Chief Financial Officer concluded that Prescient’s disclosure controls and procedures were effective, as of such date, to ensure that information required to be disclosed in reports filed under the Securities Exchange Act is recorded, processed, summarized and reported within the required time period, including to ensure that information required to be disclosed is accumulated and communicated to Prescient’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in Prescient’s internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting during the quarter ended June 30, 2005.
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