Form 10KSB
period 2005-12-31
Prescient Applied Intelligence, Inc.
filed 2006-03-31
CIK 1017137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

Commission file number: 000-21729

PRESCIENT APPLIED INTELLIGENCE, INC.

(Name of Small Business Issuer in our Charter)

Delaware	73-1247666
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1247 Ward Avenue West Chester, Pennsylvania	19380
(Address of Principal Executive Offices)	(Zip Code)

(610) 719-1600

(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	N/A

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 par value

(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes ☑  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

The issuer’s revenues for the fiscal year ending December 31, 2005 were $9,390,339.

As of March 6, 2006, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant (affiliates for these purposes being the registrant’s directors, executive officers and holders of more than 10% of the registrant’s common stock on such date), computed by reference to the last sales price at which the common stock was sold was $4.4 million.

As of March 6, 2006 the issuer had 43,645,703 outstanding shares of Common Stock.

Transitional Small Business Disclosure Format: Yes ☐  No ☑

-i-

PART I

ITEM 1.	Business

BUSINESS

We are a leading provider of on-demand solutions for the retail marketplace, including both retailers and suppliers. Our solutions capture information at the point of sale, provide greater visibility into real-time demand and turn data into actionable information across the entire supply chain. As a result, our products and services enable trading partners to compete effectively, increase profitability and excel in today’s retail business climate. This represents our one operating segment.

We market our products under the umbrella name of The Consumer ZOOM Demand Network™, which operates on the premise that, in today’s highly competitive retail market, retailers and suppliers must focus on the needs of the consumer. The Consumer ZOOM Demand Network model puts the shopper at the center of the retail transaction, while providing retailers and suppliers with the ability to clearly see real-time demand and use that knowledge to drive supply chain efficiency.

Our solution set includes:

Retailer Solutions

•	Joint Planning

•	Advanced Commerce

•	Visibility & Analytics

Supplier Solutions

•	Planning

•	Retailer Centric Analytics

•	Compliance

Professional Services

We have organized our sales operations under two industry verticles: Supply Chain, focused primarily on manufacturers, distributors, and suppliers in the consumer products industry, and Advanced Commerce, focused on large mass merchandise, grocery, chain drug stores, electronics, and other “big box” retailers. In addition, we have a professional services organization that provides assessments, implementation services, and support functions to our entire array of customers.

We market our solutions to companies primarily throughout North America, with a small percentage of business in Europe. Our customers include many leading consumer goods and retail organizations, including Meijer, SuperValu, Sunny Delight Beverage Company, Russell Stover, and Binney & Smith, among others.

We maintain our corporate headquarters in West Chester, Pennsylvania, and have an office in Dallas, Texas. Our fiscal year ends December 31.

INDUSTRY BACKGROUND

Technology that Impacts the Consumer Experience

As competition increases and consumer loyalty declines, retailer trading partners must focus on creating store and brand loyalty, improving customer satisfaction, and building destination-faithful traffic. This is accomplished through a detailed understanding of consumer demand combined with effective retail execution.

According to a 2005 retail industry market analysis conducted by a leading industry analyst retailers will be investing in technology that helps them build brand and store loyalty through a better shopping experience and flawless execution on the sales floor. These technology investments include better store systems and planning applications that focus on demand intelligence to more accurately forecast from supplier to shelf.

IT Cost Containment

In order to stay focused on the consumers, retailers need to free up working capital to invest in merchandising and promoting products, creating the need to operate more efficiently. Between now and 2009, retailers will invest in commercially available software systems to replace internally developed applications because they can no longer afford to support them. Industry analysts suggest that retailer software spending will move towards technology capabilities like demand planning and global supply network visibility – applications that use consumer demand information to optimize merchandising plans and drive more efficient store execution.

Software as a Service (On Demand)

Faced with lower IT budgets and the need to rapid return on investment, chief information officers are hesitant to invest money up front to buy software only to realize later that the product did not deliver what they expected. An alternate model is a subscription-based one, where the customer pays for the software based on usage. Many different terms have been coined for the on-demand business, including “application service provider” (ASP) or “software as a service” (SaaS).

The overwhelming preference of customers to enter subscription-based contracts with on-demand vendors versus license-based contracts is an indication that the traditional software model is not providing the right value to customers. Companies that recognize the value proposition of the on-demand model are poised to benefit in a big way. According to a recent survey conducted among more than 300 organizations, supply chain management was identified as the area most commonly considered (40%) for an on-demand model.

The Importance of Collaboration

Companies that want to succeed in today’s highly competitive retail market are continually seeking new ways to enhance the productivity of their enterprise business systems and processes. We believe that those companies that effectively communicate, collaborate, and integrate with their business partners – suppliers, distributors, wholesalers, and retailers – can realize significant competitive advantages in the form of lower costs and greater responsiveness to true consumer demand. Significant process improvements are possible when trading partners collaborate to find a better mutual set of practices that focus on value-added, consumer-driven activities on the sales floor.

STRATEGY

Our objective is to maintain our position as a leading provider of advance commerce and supply chain solutions for retail trading partners by enhancing collaboration from the point-of-sale through the entire supply chain. Our solutions translate consumer insight into better execution at the store shelf by capturing scan-sales data, improving forecast accuracy and increasing supply chain efficiencies.

The following are our strategies to achieve our objective:

•	We are the only company to offer a continuum of solutions for retailers and suppliers: We believe our position as the only company to offer solutions that address the needs of both retailers and suppliers, from the capture of scan-sales data to increased supply chain efficiencies to stocked shelves, provides us with the opportunity to attract a critical mass of retailers and suppliers.

•

Deliver technology that focuses on the consumer experience. We expect this will be accomplished through an emerging industry trend that analysts have labeled DDSN — the Demand-Driven Supply Network, alternately known as the Consumer-Driven Supply Network or Customer

Focused Differentiation. Our response to this trend is the Consumer ZOOM Demand Network, which supports the need to focus on real-time consumer demand through collaboration between retail trading partners to ensure a positive shopping experience for the consumer. Our Consumer ZOOM Demand Network model builds on supply chain management concepts by integrating demand data (gathered at the point of sale) into the end-to-end supply chain network of consumers, retailers, consumer product manufacturers, distributors, and raw material suppliers.

•	Deliver the majority of solutions through subscription-based offerings. Our advanced commerce solutions have historically been offered through a subscription-based model. Positioned effectively for the industry shift toward on-demand solutions, we derived 59% of our revenue in 2005 from subscription-based contracts.

•	Provide cost-effective solutions that are fast and easy to implement. We believe that our on-demand model removes many of the traditional barriers to technology adoption, enabling retailers and suppliers to implement our solutions quickly, with less risk, fewer resources and reduced up-front investment.

•	Provide solutions that enhance collaboration between retailers and suppliers. The sharing of scan sales data is the foundation for collaboration between retail trading partners, and supports other critical commerce activities, such as demand planning, trade promotion effectiveness, inventory management, and invoice reconciliation. We believe that our collaboration offerings, including Collaborative Exchange and Vendor-Managed Inventory, can benefit both retailers and suppliers through improved forecast accuracy, increased sales, fewer out-of-stocks, lower inventory levels, and higher customer satisfaction.

•	Build strategic alliances and business relationships. We combine and complement our solutions with the competencies of third parties, including consulting firms and technology providers like Silvon Software and Microsoft. We are a Microsoft Business Solutions ISV partner, and also partner with various Microsoft resellers. We are also actively engaged in key industry associations, including: RILA (Retail Industry Leaders Association), VCF (Vendor Compliance Federation), NACDS (National Association of Chain Drug Stores), and PLMA (Private Label Manufacturer’s Association).

SOLUTIONS

Advanced Commerce Solutions for Retailers

We believe that collaboration between retailers and suppliers is the key to success in today’s competitive markets. Increased visibility into point-of-sale data helps retailers and suppliers increase supply chain efficiencies. From this vantage point, retailers can see potential out-of-stocks, and when they share this data with suppliers, the information can be used to monitor production, delivery, and inventory levels; or to change practices so the right products arrive on store shelves at the right time and price. And the execution of that process must be underpinned by solid supply chain technology.

Our advanced commerce solutions provide suppliers and retailers with benefits throughout the business cycle from product introduction through invoicing and support, enhanced analysis and planning functions across business functions, including:

•	Reduced invoice discrepancies through synchronization of trading information, thereby reducing write-offs and the administrative costs associated with discrepancy resolution;

•	Increased sales from reducing out-of-stocks and improving replenishment processes;

•	Reduced manual data entry and price book maintenance, thereby increasing overall administrative efficiency;

•	Improved ability to manage pricing and to protect gross margin in an environment with constantly changing prices;

•	Increased sales force productivity resulting from decreased time spent resolving errors and disputes and increased time actually selling;

•	Enhanced promotion effectiveness and ability to facilitate more efficient new product introductions due to greater trading information visibility; and

•	Improved delivery and store receiving process.

The advanced commerce product offering consists of the following services:

Joint Planning

Collaborative Exchange. Collaborative Exchange is a web-based collaboration tool that allows retailers and their trading communities to compare forecast information. In addition to providing a mutually accessible repository for forecast data, Collaborative Exchange goes one step further by actively alerting users when forecast discrepancies exceed customizable parameters. The highly configurable system allows users to set specific alert levels as discrepancies can vary across product lines. Designed to be user-friendly, Collaborative Exchange features intuitive, one-click navigation between levels of detail. No additional software is needed beyond Internet Explorer, making Collaborative Exchange a practical and cost-effective solution for suppliers. Collaborative Exchange uses data that is stored in existing enterprise resource planning (ERP) and forecasting systems, and is compatible with existing productivity tools such as Microsoft Excel and Access.

Advanced Commerce

Scan Based Trading (SBT). Our SBT solution eliminates supply chain inefficiencies and helps retailers and suppliers get product to the store shelves more quickly, efficiently, and profitably. SBT is an advanced commerce practice where the supplier retains ownership of the inventory until it scans at the cash register. Once the retailer and supplier have agreed to begin an SBT relationship, the first step is item and price authorization. This process matches retailer and supplier product data to eliminate invoice discrepancies at the point of sale. Our SBT system receives the scan sales data and maintains it in a repository to ensure that product movement data is available to all members of the trading community. Implementation creates increased demand visibility and improved forecast accuracy. Our SBT solution is offered as a hosted service, so implementation is immediate and always available.

Advanced Commerce Modeling. Our Advanced Commerce Modeling solution includes a SBT Simulation tool that enables retail trading partners to replicate and test SBT scenarios without committing to full-scale implementation, and a Pay On Scan (POS) Audit tool that enables suppliers to identify discrepancies in POS settlements. SBT Simulation provides visibility into commerce level data, like true SBT, but doesn’t involve inventory buy back or actual invoice generation. The simulation supplies a snapshot of the information, and subsequently the value, that an organization can gain from an SBT implementation. The POS Audit utilizes the retailer’s pay on scan catalog information and compares actual settlement to what a supplier thinks settlement should be. It also enables suppliers to spot exceptions and discrepancies and take the necessary action to resolve them, resulting in more cost-effective retailer relationships.

Scan Based Trade Promotions. Our Scan Based Trade Promotions enables consumer products companies to track and measure the effectiveness of its trade promotions. The Sarbanes-Oxley Act of 2002 (SOX) (specifically section 404), requires that internal controls must be in place to ensure that a company is correctly reporting its finances. We believe consumer products companies are at significant risk in their financial reporting around trade promotion management. Our Scan Based Trade Promotions includes a joint repository where item, price, and promotion information are kept by store and by day, allowing the daily monitoring of scan sales to determine which promotions are the most effective. In support of SOX compliance requirements, our solution ensures process and technology accuracy and reliability through the capture, tracking, and analysis of the trade promotion management transaction.

Global Data Sync Adaptor. Our Global Data Sync (GDS) Adaptor provides retailers with a “one pipe” solution for receiving data from their Global Data Synchronization Network (GDSN) and non-GDSN suppliers. The GDS Adapter enables retailers to synchronize and receive item and price data in the format of their choice, for whatever items they specify, no matter where the data originates. Suppliers publish their data to their desired data pool, which is routed through Our GDS Adapter. Suppliers who don’t publish to a pool can send their data directly to us.

Advanced Commerce Repository. Our Advanced Commerce (AC) Repository facilitates alignment between trading partners by creating a trusted, secure, third party data management system that provides both retailers and suppliers with a common view of commerce-level data: by authorized item, by store and by day. This data of record then becomes the foundation of the trading partner relationship.

Visibility & Analytics. Our Visibility & Analytics solution gives retailers a clear view into critical aspects of their supply chain operations so that they can better serve the consumer. Our solution provides analysis of scan sales data by store, by day, by category, and by supplier so that retailers understand what is selling, the velocity at which a product is moving, and how profitable it is. In addition, our solution helps retailers analyze shrink, which suppliers are better at managing it, and how to use that information to prevent stock outs.

Retailer-Centric Solutions for Suppliers

We introduced retailer-centric solutions in response to the increasing need for suppliers to adapt their supply chain planning initiatives to the varying requirements of different trading partners. Our offerings enable value-added collaboration with key trading partners, increased visibility into real-time demand and POS information, and actionable information for better decision-making across the entire supply chain. Our retailer-centric planning solutions are available on a subscription, hosted, or license basis.

We bundle independent modules together in the most commonly used configurations. We currently offer bundled solutions in the following categories: Planning Solutions, Retailer-Centric Analytics, and Compliance.

Planning Solutions

Demand Planning. Our Demand Planning Suite helps users analyze POS data and other demand signals to gain insight into customer demand. Examples of the benefits derived from using our Demand Planning Suite include: i) improved forecast accuracy (Tropicana has seen a 2% increase per year in our forecast accuracy); ii) reduced inventory levels (FosterGrant lowered its inventory levels by 33% 90 days post-implementation); and iii) increased service levels (PaperPak Products increased its service levels from 92% to 98% and won “Supplier of the Year” from our key trading partners).

Inventory Planning. Our Inventory Planning Suite helps customers achieve balance between inventory investment and optimal customer service levels. Users can easily manage the complex sets of data and parameters that impact their businesses, including seasonal builds, desired service levels, and manufacturing constraints.

Replenishment Planning. Our Replenishment Planning Suite synchronizes all of the elements affecting inventory so that it is available for timely distribution to customers. Our solution considers consumption rates and inventory levels, and automatically calculates time-phase safety stocks and replenishment quantities for each item and each location.

Production Line Sequencing. Our Production Line Sequencing solution is a robust software application that enables more effective use of resources to meet customer demand and corporate goals. Production Line Sequencing works with existing ERP systems, combining master data with the latest forecasts, customer orders, on-hand inventories, and planned receipts to generate production plans and master production schedules.

New Product Introduction & Product Profiling. Our Product Profiling facilitates new product introductions, conducts promotion analysis, and manages the product lifecycle. By providing a detailed analysis of past demand patterns and applying that data to similar products, Product Profiling helps customers understand what makes a product launch successful, how a promotion will impact demand forecasts and revenue streams, and how long a product is likely to be profitable. It also creates seasonality profiles and helps manage inventory pipeline fill requirements through increased visibility into consumer demand.

Retailer-Centric Analytics

Our Retailer-Centric Analytics Suite enables users to analyze, access, and store retail-level data, i.e., product information collected by retailers when products are scanned through checkout. Our solution gives users visibility into information at three levels: consumer, customer, and enterprise enabling them to analyze what products are moving and where; how profitable these products are; and how well an organization is performing in terms of revenue, profit trends, inventory analysis, and customer service. At the foundation of this product suite is a repository where all data for forecasting and analysis is stored, allowing users access to all available information for decisions as and when needed. This repository fuels our planning systems, giving users the ability to integrate analytics with planning for even greater supply chain visibility. As a web-based application, the Retailer-Centric Analytics Suite allows multiple users easy access to the same information.

Compliance

Vendor-Managed Inventory (VMI). VMI programs are gaining in popularity because suppliers have come to realize that VMI offers the opportunity to better align themselves with their trading partners and add value to those relationships. Our VMI solution provides collaboration tools that increase supply chain efficiencies, lower inventory, and enhance trading partner relationships. The solution is pre-mapped to the specific requirements of each trading partner for the transfer of electronic data directly into our system. This enables suppliers to analyze retailer-supplied demand information, automatically generate orders for each customer, set inventory policy at the retailer’s distribution center and monitor on-going inventory levels, determine which items need to be replenished, and how to ship them most cost-effectively. Our VMI suite has the flexibility and functionality to scale to accommodate new trading partners. Our solution delivers real value for suppliers through fewer out-of-stocks, increased inventory turns, and increased customer satisfaction and loyalty.

Key Trading Partner Collaborative Planning. Our Key Trading Partner Collaborative Suite is targeted toward the prospective user that desires to forecast and analyze information for its one key customer. Key Trading Partner Collaborative Planning Suite integrates information from the customer’s collaboration hub into a planning desktop. Whether the customer is a mega-store retailer or a regional drug store chain, the user will receive a retail roadmap specific to that customer, pre-mapped to the collaboration hub information, as part of this bundled application.

Professional Services

We provide professional consulting services to ensure that our solutions are seamlessly integrated into our customers’ business processes as quickly and efficiently as possible. Beyond implementation of our solutions, we have developed a portfolio of service offerings designed to deliver unparalleled performance throughout the lifecycle of the customer’s solution. Specific services are customizable for each customer / situation and include the following: implementation, business optimization, technical services, education, business process outsourcing, and support. The intent of such services is to enable customers to maximize the speed, effectiveness, and overall value of our offerings. We believe that the ability to create value for our customers is critical to our long-term success. The following are some of our professional consulting services:

•	Implementation. Implementation of our supply chain and advanced commerce solutions focuses on time to deliver, quality, knowledge transfer and attainment of business goals. Additional services include expanding our footprint within existing accounts and assisting customers with upgrades by evaluating and implementing new releases of our technology.

•

Business Optimization. Our business optimization services include assessments of our customers’ and prospects’ existing business processes around critical issues such as supply chain, scan based trading readiness, system configuration evaluation, and trading partner performance. We identify key performance indicators for a customer’s business, help determine baselines, and assist with the implementation of process changes.

•	Technical Services. Our technical services include: technology consulting, software enhancements, database migration (for supply chain upgrades), on-line batch conversion (for advanced commerce upgrades), and database health checks.

•	Education. We offer a variety of training venues to meet the changing requirements of our customer’s business processes including: on-site courses; Prescient Knowledge Exchange , a quarterly intensive training program; customized training materials and documentation; and web-based courses.

•	Business Process Outsourcing. We began offering our supply chain solutions as a service in 2005. Offerings include: VMI Analyst services, where we supply experienced personnel along with our software; hosting services, which eliminates any IT constraints on the customer; and remote management services, where we remotely manage the customer’s “Prescient” environment.

•	Support. We provide subscription support for our advanced commerce customers. Subscription support provides access to domain experts for assistance with configuration, business rules analysis, and data management processing. We also offer tiered support agreements for supply chain licenses. Customers can select standard, premium, or premium plus support levels.

TECHNOLOGY PLATFORM

Our advanced commerce technology platform is based on open architectures and industry standard technologies. It provides an efficient and effect e-commerce model because it acts as the single interface between one retailer and its community of suppliers, or one supplier and its community of retailers. This removes the challenges that both retailers and suppliers face when exchanging information with multiple trading partners who communicate in different ways.

Access to our advanced commerce services is available through a variety of methods, including an Internet browser and sophisticated EDI using an XML-based interface. In order to maintain the security of our database, users do not have direct access to the underlying data stored in the Oracle database. Users connect to application programs, which interpret the requests for service, then connect to the Oracle database for access to the underlying data. We expect to issue four advanced commerce releases on an annual basis, and expect to provide service packs with enhancements throughout the year.

Our advanced commerce services production operations are housed and hosted in a facility that is secured through a variety of technical and physical protection mechanisms, including a full-time professional security staff. The facility provides redundant infrastructure such as backup utilities and communication lines to support a high availability operation. The Hewlett-Packard servers hosting these services include fail-over capability, with redundant data storage and communications resources. Under the terms of a Remote Resourcing Agreement, our data center is expected to be moved from the Hewlett Packard site to a site owned by an affiliate of ours, Tak Investments, LLC. This agreement was entered into in May 2005 and is currently in dispute. We are currently negotiating a resolution to the dispute. We currently estimate the amount in dispute to be between $210,000 and $357,000. At December 31, 2005 $210,000 has been accrued in connection with the dispute. We currently do not know when, or if at all, the switchover to the Tak data center site will actually occur. Our total commitment to Tak under the term of the disputed Remote Resourcing Agreement is approximately $7.3 million over a period of five years, which represents approximately $3.6 million for data center services, as well as our current estimate of potential obligations for remaining services required to be performed by Tak under the agreement.

Our suite of supply chain solutions is built on a common data model, has a common user interface, and offers an integration module that easily connects our applications with other enterprise applications such as ERP or

CRM systems. Supported database platforms include Oracle and SQL Server. We expect to issue a major software release on an annual basis, and expect to provide service packs with enhancements throughout the year.

SALES AND MARKETING

We sell our products and services primarily through our direct sales force, which is divided into two business units: advanced commerce and supply chain. The advanced commerce business unit includes field sales representatives who are focused on US retailers. Our supply chain business unit includes field sales representatives in the Northeast, Midwest, Southeast, and the Southwest regions who are focused on suppliers within their territories.

Sales strategies include:

•	The network effect: By targeting leading retailers and suppliers and providing the services necessary to create efficiencies for all participants, the value to each participant using our advanced commerce services increases with the addition of each new participant, increasing the overall value of the solution. Consequently, our best sales and marketing support often comes from our existing customers.

•	Partnerships: To further our penetration into the mid-market sector, we are a Microsoft Business Solutions ISV partner, and are integrated with Microsoft’s mid-market enterprise resource planning (ERP) packages, including Axapta, Navision, and Great Plains.

•	Industry consultants: We maintain working relationships with several industry consultants who have extensive expertise in various segments of the market, such as retail effectiveness and trade promotion management.

Our marketing strategy is to focus on what we believe are the main concerns of retail trading partners. We believe their primary objective is to better serve the consumer at the store shelf, which they accomplish through increased visibility of scan sales data, better demand planning and forecasting, increased service levels, and a more efficient supply chain.

To support this strategy, our marketing programs include: public relations activities such as regular announcements, by-lined articles, company mentions in industry articles, and customer testimonials; developing relationships with leading industry analysts; a monthly series of educational online seminars; development of a sophisticated database targeted at specific consumer products SIC codes within specific revenue ranges; bi-monthly electronic communications to the database; targeted direct mail and electronic campaigns; and informative content on our web site.

CUSTOMERS

We service over 800 customers – manufacturers, wholesalers, distributors, suppliers and retailers – from small companies to regional retail chains to large national customers whose names are well known.

Some of our customers include:

•	Retailers and Wholesalers: AutoZone, ExxonMobil, Harris Teeter, Meijer, Rite Aid, Schnuck Markets, Sunoco, SuperValu (and its banner stores Farm Fresh, Shop N Save, and Cub Foods), WinCo Foods, Winn-Dixie, and Ahold.

•

Suppliers: American Greetings, Bausch & Lomb, Bimbo Bakeries, BIC Corporation, Binney & Smith, Boar’s Head, Bob Evans Farms, Bush Brothers, Chicken of the Sea, Churchill China, Cliffstar, Coors Brewing Company, Dean Foods, Domino’s Pizza, Dreyer’s/ Edy’s Grand Ice Cream, Faultless/ Bon Ami, Flowers Foods, Franklin Electronic Publishers, General Mills, General Nutrition Corporation, George Weston

Bakeries, Hallmark, I & K Distributors, Interstate Brands, J.M. Smucker Co., Keebler, Marcal Paper Mills, NutriSystem, PaperPak Products, Pepperidge Farm, Perfection Bakeries, Ranir, Riviana Foods, Rose Art Industries, Rhodes International, Russell Stover, Sara Lee Bakery Group, Schwan’s Consumer Brands, Snyder’s of Hanover, Tropicana, Well’s Dairy, Wise Foods, Wyeth, Vi-Jon Laboratories, and Zondervan.

•	On the advanced commerce side of our business, two customers individually accounted for 13%, and 11%, respectively, of our total revenues in 2005. Likewise, approximately 43% of our total revenues were attributable to five customers in 2005.

•	Retailer-centric solutions accounted for more than 41% of our total revenues in 2005. One of our customers accounted for 4% of our total revenues in 2005.

COMPETITION

Our advanced commerce solutions currently compete principally with a potential customer’s desire to build the functionality in-house. This is a costly approach to advanced commerce, one that many retailers can no longer afford. We believe the in-depth industry knowledge embedded in the functionality of our advanced commerce services, cost-effective subscription pricing, and the accessibility of our services to all potential customers in the industry are competitive advantages for us. Additionally, we believe that we have the most advanced electronic commerce solutions in production today built on synchronized item, price and promotion information.

As the cost-savings and benefits of scan based trading become more mainstream, direct competition for advanced commerce services will continue to develop and increase in the future, coming from several potential sources, including but not limited to:

•	Large enterprise-wide software vendors, developers and integrators such as Oracle and SAP;

•	EDI providers such as GXS, Inovis, and Sterling Commerce;

•	Industry consolidation in the B2B exchanges such as 1Sync (Transora and UCCNet) and Agentrics (GNX and WWRE);

•	Consulting firms such as Cap Gemini; and

•	Existing industry participants who may attempt to deploy their proprietary systems as industry solutions.

These potential competitors, if successful, may provide functionality similar to our advanced commerce services. Many potential competitors have substantially greater resources than we do. Any failure by us to achieve rapid market penetration or to successfully address the risks posed by expected competition could have a material adverse effect on our business, financial condition and operating results.

The market for our supply chain solutions currently has more direct competitors. Our competitors offer a variety of solutions directed at various aspects of the supply chain, as well as the enterprise application market as a whole. These include, but are not limited to:

•	Supply Chain vendors such as Logility and Demantra, who will compete primarily on functionality, domain expertise, and price;

•	Major Enterprise Resource Planning (ERP) vendors including SAP and Oracle (which recently acquired PeopleSoft/JD Edwards and Retek), each of which offers ERP solutions that currently incorporate supply chain management modules. SAP and Oracle are also marketing more aggressively to the mid-market; and

•	Mid-Market ERP vendors such as Infor and Ross, who also offer supply chain capabilities and will position their solutions as offering “one-stop shopping” to mid-market prospects.

We believe our supply chain solutions are designed to address the need of mid-sized suppliers in the consumer goods industry, including: industry-specific functionality such as vendor-managed inventory and collaborative planning; the ability to easily integrate with companies’ existing enterprise resource planning backbones; and rapid implementation that results in faster return on investment. We also believe that our domain expertise, our flexible pricing options, our customer support, and our reputation in the market also provide us with a competitive advantage.

PRODUCT DEVELOPMENT AND ENHANCEMENT

All development of our advanced commerce services and supply chain software is conducted by an in-house staff that consists of development, quality assurance, technical writing and technical support personnel.

We intend to continue to make investments in product development and enhancements in order to improve and extend our services. Growth of our advanced commerce services requires us to continue to invest in our hardware platform, including additional servers, enterprise storage systems and additional backup and recovery capabilities.

Our supply chain application suite has been designed to meet the needs of mid-market manufacturers and distributors. These needs include ease of initial implementation, ease of use by the average worker, and a low cost of maintenance of the application set over time.

A major supply chain software release is anticipated once a year, and service packs with enhancements are provided throughout the year. In addition, our advanced commerce services have four feature enhancements each year.

Currently, the dynamic nature of the information technology industry places significant research and development demands on businesses that desire to remain competitive. Our future success, particularly our ability to achieve widespread market adoption, depends on the success of our product development and enhancement efforts in a timely manner.

PROPRIETARY RIGHTS

Our success and ability to compete are dependent upon our ability to develop and maintain the proprietary aspects of our technology and operate without infringing on the proprietary rights of others. We rely primarily on a combination of copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect our proprietary rights in all of our products and licensing arrangements in our software products. We have no patents or pending patent applications. We believe that factors such as the technological and creative skills of our personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are very important to establishing and maintaining a technology leadership position in our product and service offerings, in addition to the various legal protections available for our technology.

In the future, we may receive notice of claims of infringement of other parties’ proprietary rights. Although we do not believe that our products infringe on the proprietary rights of third parties, there can be no assurance that infringement or invalidity claims (or claims for indemnification resulting from infringement claims) will not be asserted or prosecuted against us or that any such assertions or prosecutions will not materially adversely affect our business, operating results, or financial condition. Regardless of the validity or the successful assertion of such claims, defending against such claims could result in significant costs and diversion of resources with respect to the defense thereof, which could have a material adverse effect on our business, operating results, or financial condition. In addition, the assertion of such infringement claims could result in injunctions preventing us from distributing certain products or providing certain services, which could have a material adverse effect on our business, operating results, or financial condition. If any claims or actions are asserted against us, we may seek to obtain a license to such intellectual property rights. There can be no assurance, however, that such a license would be available on reasonable terms, or at all.

We require all of our employees and consultants to enter into non-disclosure and confidentiality agreements. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. We cannot be certain that others will not develop technologies that are similar or superior to our technology or design around the copyrights and trade secrets owned by us. We believe, however, that these measures afford only limited protection. Despite these precautions, it may be possible for unauthorized parties to copy portions of our products, reverse engineer, or obtain and use information that we regard as proprietary.

In our retailer-centric solutions business, we enter into license agreements with each of our customers. Each of our license agreements provides for non-exclusive license of the software. Our license agreements generally allow the use of our retailer-centric software solely by the customer for internal purposes without the right to sublicense or transfer the software to third parties. Our contracts also contain strict confidentiality and non-disclosure provisions, a limited warranty covering the software and indemnification for the customer from any infringement action related to the retailer-centric software.

We believe that the foregoing measures afford only limited protection. Despite our efforts, it may be possible for third parties to copy certain portions of our retailer-centric solutions or reverse engineer or obtain and use information that we regards as proprietary. In addition, the laws of certain countries do not protect our proprietary rights to the same extent as do the laws of the United States. Accordingly, there can be no assurance that we will be able to protect our proprietary retailer-centric software against unauthorized third party copying or use, which could adversely affect our competitive position. Policing unauthorized use of our retailer-centric software products is difficult, and while we are unable to determine the extent to which piracy of our software exists, software piracy can be expected to be a problem.

Furthermore, there can be no assurance that our competitors will not independently develop similar technologies to what we offer.

On April 21, 2004, we sold to Ross Systems, Inc. (Ross Systems) a software license and object code that grants Ross Systems non-exclusive, royalty-free, irrevocable, and perpetual rights to copy, distribute, license and sublicense the following software products: Release 6.0 and 5.0 of Demand Planning, Inventory Planning, Replenishment Planning, Optimized Orders, Sales Forecasting, Planning Portal, Advanced Planning and Scheduling (APS), Sales and Operations Planning and ABC Analyzer, as well as Release 4.5 of the APS software. This license allows Ross Systems to use these products on a worldwide basis as a component program(s) within Ross Systems software product.

On March 30, 2001, we granted to webplan, Inc. a software license and provided object code as well as system and operational documentation for the following products: Demand Planning Versions 3.0, Forecast Planning Version 3.0 and API COM Version 1.0. On June 30, 2004, we received notice that webplan no longer wished to continue maintenance and support. We are not aware of any efforts by webplan to market the licensed products that were sold to them; however, they have a perpetual right to the listed products above.

EMPLOYEES

As of December 31, 2005, we had 56 full-time employees: 11 employed in sales and marketing, 12 employed in technical development, 3 employed in technical support and operations, 24 employed in implementation, customer support and professional services and 6 employed performing the roles of human resources, administration, finance and accounting.

None of our employees are represented by a labor union. We have experienced no work stoppages and believe that our employee relations are generally good. In addition, we utilize consultants, independent contractors, and temporary employees to meet our staffing needs.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

You should carefully consider these factors that may affect future results, together with all of the other information included in this Form 10-KSB, in evaluating our business. The risks and uncertainties described below are those that we currently believe may materially affect our business and results of operations. Additional risks and uncertainties that we are unaware of or that we currently deem immaterial also may become important factors that affect our business and results of operations.

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

If we fail to obtain additional funding, we will be required to suspend or halt our operations.

To date, we have funded our operations primarily through proceeds from the public and private placements of equity and debt securities, as well as contractual revenue arrangements with our customers. We believe that our existing cash and cash equivalents and expected revenue from our customers will not be sufficient to meet our operating and capital requirements through 2006.

We will require additional capital in the near future. We retained an investment banker in March 2006 to assist us in raising capital. There are, however, no assurances that funding will be available when we need it on terms that we find favorable, if at all. We may seek to raise these funds through public or private equity offerings, debt financings, credit facilities, or other arrangements.

If we raise additional capital by issuing equity securities, our existing stockholders’ percentage ownership will be reduced and they may experience substantial dilution. We may also issue equity securities that provide for rights, preference and privileges senior to those of our common stock. If we raise additional funds by issuing debt securities, these debt securities would have rights, preferences, and privileges senior to those of our common stock and our preferred stock, and the terms of the debt securities issued could impose significant restrictions on our operations. If adequate funds are not available or are not available on acceptable terms, we will be required to suspend or halt our operations.

We are dependent upon the operation of an outsourced data center for the timely and secure delivery of our advanced commerce services.

We currently use Hewlett-Packard’s data center as the host for our advanced commerce services. We are dependent on a continued relationship with Hewlett-Packard, or another outsourced data center vendor, for the timely and secure delivery of our advanced commerce services. If our outsourced data center fails to meet our expectations in terms of reliability and security, or if the outsourced data center vendor, as our largest vendor, withdraws its support, our ability to deliver our advanced commerce services will be seriously harmed, resulting in the potential loss of customers and subscription revenue. Furthermore, if our relationship with the outsourced data center vendor were terminated, we would be forced to find another service provider to host our services.

Under the terms of a Remote Resourcing Agreement, our data center is expected to be moved from the Hewlett-Packard site to a data center owned by an affiliate of Tak Investments, LLC. We are currently negotiating the terms of moving our data center including a dispute over unpaid fees related to the new data center and certain other services. We currently estimate the fee dispute to be between $210,000 and $357,000. At December 31, 2005 $210,000 has been accrued in connection with this dispute. Our total commitment to Tak under the term of the disputed Remote Resourcing Agreement is approximately $7.3 million over a period of five years, which represents approximately $3.6 million for data center services, as well as our current estimate of potential obligations for remaining services required to be performed by Tak under the agreement. The timing of the data center move is still uncertain. If the move occurs, our monthly operating expense will be less than we are currently paying to Hewlett-Packard. There is no assurance that this potential new data environment will improve operations or even equal our current operations. In the process of moving the data environment, our customers may experience outages in availability to our hosted data environment. Such outages may result in loss of existing customers, require us to pay damages and may impact our ability to acquire new customers.

If we fail to negotiate favorable terms under our Remote Resourcing Agreement, our cash flows, results of operations and financial condition will be significantly impacted, including a potential cessation of operations.

We entered into a five-year Remote Resourcing Agreement with an affiliate of Tak Investments, LLC in April 2005. Tak Investments is one of our significant investors. Under the terms of the Remote Resourcing Agreement, we are expected to receive a number of services, including, without limitation, a new data center, EDI VAN services and technical and professional consulting services. Other than receiving EDI VAN services, none of the others services have yet to commence. We are currently in dispute over unpaid fees under this agreement. We currently estimate the fee dispute to be between $210,000 and $357,000. As of December 31, 2005, $210,000 has been accrued in connection with this dispute. Our total commitment to Tak under the term of the disputed Remote Resourcing Agreement is approximately $7.3 million over a period of five years, which represents approximately $3.6 million for data center services, as well as our current estimate of potential obligations for remaining services required to be performed by Tak under the agreement. We are also currently negotiating the terms of our on-going rights and obligations under this agreement. If the result of our negotiations of the fee dispute and the on-going rights and obligations are not favorable, we may be required to pay significant fees in both the near and long-term. We may not have sufficient cash on-hand to pay these fees, which will have a significant impact on our cash flows, results of operations and financial condition, including a potential cessation of operations.

If our security measures are breached and unauthorized access is obtained to a customer’s data, our advance commerce services may be perceived as not being secure and customers may curtail or stop using our service.

Our advance commerce services involves the storage, analysis, and transmission of customers’ proprietary information, and security breaches could expose us to a risk of loss or corruption of this information, litigation, and possible liability. If our security measures are breached as a result of third-party action, employee error, malfeasance, or otherwise, and, as a result, an unauthorized party obtains access to one or more of our customers’ data, our reputation could be damaged, our business may suffer, and we could incur significant liability. Because techniques used to obtain unauthorized access or to sabotage computer systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. While we are not aware of any such breach, if an actual or perceived breach of our security occurs, the perception by existing or potential customers of the effectiveness of our security measures could be harmed and we could lose sales and customers.

We have received a “Going Concern” opinion from our independent registered public accounting firm.

Our independent public accounting firm issued a report on our consolidated financial statements for the fiscal year ended December 31, 2005, with an explanatory paragraph regarding our ability to continue as a going concern. Such an opinion by our independent registered public accounting firm may impact our dealing with third parties, such as customers, suppliers and creditors, because of concerns about our financial condition. Any such impact could have a material adverse effect on our business, operating results and financial condition.

The interests of our controlling stockholders may conflict with our interests and the interests of our other stockholders.

As of December 31, 2005, SDS Capital Group SDC LTD and its affiliate, Northsound and its affiliates, Newspring Ventures and Tak Investments, LLC owned approximately 18%, 13%, 9%, and 16%, respectively, of our outstanding common stock on a fully diluted basis. If our controlling stockholders choose to act together, they may be able to exercise control over us, including the election of directors and the approval of actions submitted to our stockholders. In addition, without the consent of these controlling stockholders, we may be prevented from engaging in transactions that would be beneficial to our other stockholders. Therefore, the interests of the controlling stockholders may materially conflict with our interests and the interest of our other stockholders.

We have a history of operating losses and will have future operating losses.

Our predecessor, The viaLink Company (viaLink), had a history of operating losses and incurred net losses of approximately $7.5 million in 2004, and our consolidated company incurred a net loss of $2.3 million for the year ended December 31, 2005. As of December 31, 2005, we had an accumulated deficit of approximately $105 million representing the sum of our historical net losses and will incur losses in the future. Going forward, we will continue to expend resources to develop and market our products and services.

Our current cost reduction efforts could severely limit our ability to maintain and grow our business.

Our current cost reduction efforts place significant demands on management and operational resources. We may not be able to maintain and grow our business at current staffing levels. Additionally, the failure to retain the highly trained technical personnel that are essential to our product development, marketing, service and support may limit the rate at which we can generate revenue and develop new products or product enhancements.

We have an annual limitation on the use of our net operating loss carry forwards.

Due to the change of ownership resulting from our merger with Prescient Systems, Inc. on December 31, 2004, we are subject to an annual limitation on the use of our net operating loss carry forwards.

Acquisitions may disrupt or otherwise have a negative impact on our business.

We may make investments in and acquisitions of complementary companies, technologies, and assets. Future acquisitions are subject to the following risks:

•	acquisitions may cause a disruption in our ongoing business, distract our management and other resources, and make it difficult to maintain our standards, controls, and procedures;

•	we may acquire companies in markets in which we have little experience;

•	we may not be able to successfully integrate the services, products, and personnel of any acquisition into our operations;

•	we may be required to incur debt or issue equity securities, which may be dilutive to existing stockholders, to pay for the acquisitions;

•	we may be exposed to unknown or undisclosed liabilities; and

•	our acquisitions may not result in any return on our investment and we may lose our entire investment.

Any failure to adequately expand our direct sales force will impede our growth.

We expect to be substantially dependent on our direct sales force to obtain new customers and to manage our customer base. We believe that there is significant competition for direct sales personnel with the advanced sales skills and technical knowledge we need. Our ability to achieve significant growth in revenue in the future will depend, in large part, on our success in recruiting, training, and retaining sufficient direct sales personnel. New hires require significant training and may, in some cases, take more than a year before they achieve full productivity. Our recent hires and planned hires may not become as productive as we would like, and we may be unable to hire sufficient numbers of qualified individuals in the future in the markets where we do business. If we are unable to hire and develop sufficient numbers of productive sales personnel, sales of our products and services may suffer.

If our services and software fail to gain market acceptance, our business will be materially adversely affected.

Virtually all of our revenue for the foreseeable future will be derived from implementation fees, subscription revenues, license sales, and related maintenance and professional fees. We need to generate an increased amount of revenues from these services. A number of factors will determine whether these services achieve market acceptance, including:

•	competitive offerings;

•	performance and functionality of the services;

•	ease of adoption;

•	satisfaction of initial subscribers; and

•	success of our marketing efforts.

If market acceptance develops more slowly than expected, or fails to develop at all, our business, operating results and financial condition will be seriously damaged.

Our success is dependent upon a critical mass of leading retailers and suppliers subscribing to our advanced commerce services.

The success of our advanced commerce business depends on a significant number of retailers subscribing to and using these services and linking with manufacturers, wholesalers and distributors over the Internet (or other technologies) through our advanced commerce suite of services. We cannot predict if, or when, a significant number of manufacturers, suppliers and retailers will subscribe to our services. To encourage purchasers to subscribe to and use our advanced commerce services, we must offer a broad range of product, price and promotion information from a large number of suppliers through our advanced commerce service. However, to attract suppliers to subscribe to our advanced commerce solutions, we must increase the number of retailers who use our services. If we are unable to build a critical mass of retailers and suppliers, we will not be able to benefit from a network effect where the value of our services to each subscriber significantly increases with the addition of each new subscriber. Our inability to achieve this network effect would reduce the overall value of our services to retailers and suppliers and, consequently, would harm our business.

Our advanced commerce sales cycle causes unpredictable variations in our operating results.

Our advanced commerce sales cycle has been and may continue to be unpredictable. Our sales cycle is also subject to delays because we have little or no control over customer-specific factors, including customers’ budgetary constraints and internal acceptance procedures. Consequently, we may spend considerable time and expense providing information to prospective customers about the use and benefits of our services without generating corresponding revenue. The length of the sales pursuit makes it difficult to accurately forecast the quarter in which implementation and subscription services will occur. This may cause our revenues from those services to be delayed from the expected quarter to a subsequent quarter or quarters or to vary from quarter to quarter. Furthermore, we have little or no control over customer-specific deployment plans, including but not limited to the expansion of the customer’s trading community. Our future revenue growth is dependent upon the addition of new customers and the expansion of our existing customers’ trading communities. As a result, our revenues and results of operations in any quarter may not meet market expectations or be indicative of future performance.

We depend on suppliers for the success and accuracy of our advanced commerce services.

We depend on suppliers to subscribe to our advanced commerce services in sufficient and increasing numbers to make the services attractive to retailers and, consequently, other suppliers. In order to provide retailers accurate data, we rely on suppliers to update their item, price and promotion information stored in the advanced commerce database. We cannot guarantee that the item, price and promotion information available from our services will always be accurate, complete and current, or that it will comply with governmental regulations, such as those relating to pricing alcohol and liquor or nutritional guidelines. Incorrect information could expose Prescient to liability if it harms users of our services or results in decreased adoption and use of these services.

Our customer base is concentrated and our success depends in part on our ability to retain existing customers and subscribers.

If one or more of our major advanced commerce customers were to substantially reduce or terminate their use of these services, our business, operating results and financial condition would be harmed. In 2005, our advance commerce revenues, which are primarily subscriptions, comprised approximately 59% of total revenues, and approximately 43% of our advanced commerce subscription revenues were derived from our five largest customers. Our largest customer in 2005 accounted for approximately 13% of total revenues and our largest advance commerce customer accounted for 24% of subscription revenue. The amount of our revenues attributable to specific customers is likely to vary from year to year. We do not have long-term contractual commitments with any of our current customers, and our customers may terminate their contracts with little or no advance notice and without significant penalty. As a result, we cannot be certain that any of our current customers will be customers in future periods. A customer termination would not only result in lost revenue, but also the loss of customer references that are necessary for securing future customers.

We expect to face increased competition with our advanced commerce services; if we are unable to compete successfully, our business will be harmed.

If we face increased competition with our advanced commerce services, we may not be able to sell our advanced commerce services on favorable terms. Furthermore, increased competition could reduce our advanced commerce market share or require us to reduce the price of our services.

To achieve market acceptance and thereafter to increase our advanced commerce market share, we will need to continually develop additional services and introduce new features and enhancements. Our potential competitors may have significant advantages over us, including:

•	significantly greater financial, technical and marketing resources;

•	greater name recognition;

•	the ability to offer a broader range of products and services; and

•	larger customer bases.

Consequently, if we are unable to compete successfully, our business will be harmed.

There can be no assurance that future sales of new supply chain licenses will increase enough to ensure revenue growth and profitability.

We have a history of uneven revenue performance due to the unpredictable nature of our supply chain software license sales. There can be no assurance that new supply chain software license sales will ever increase sufficiently enough for our retailer-centric solutions business to achieve consistent growth and profitability.

Our supply chain solutions are dependent upon the Microsoft platform for our business rules, which may limit our acceptance by potential customers.

Our supply chain solutions are dependent on Microsoft operating systems and PC based systems to run our business rules. While the solutions can run databases on Unix or Linux, it cannot run business rules on these platforms. Therefore, the inability of our supply chain solutions to run business rules on non-Microsoft platforms may severely limit our potential customer base.

Industry competitors have licensed our supply chain application code and could develop a product competitive to our own technology, or partner with an organization that would offer a more robust solution.

Ross signed a technology licensing agreement with our predecessor, Prescient Systems on April 21, 2004, under which it licensed application code owned by Prescient Systems in order to resell and build out a Ross-specific solution based upon Prescient Systems’ technology. The agreement with Ross included a non-compete clause that restricted Ross’ ability to compete with Prescient Systems for one year. Ross is no longer prohibited from selling directly into our customer base with a competing solution. Therefore, we may have to compete against solutions provided by Ross that are based on our own technology. Ross also has the ability to partner with other providers of consumer goods industry point solutions, thus rounding out Ross’ ERP solution. If Ross is able to offer a more robust solution to the consumer goods industry, there can be no assurance that we will be able to offer comparable functionality. Therefore, there can be no assurance that we will be able to compete effectively against Ross.

We must adapt to technology trends and evolving industry standards to remain competitive. We may be unable to adapt our offerings to meet the continuing evolution of the advanced commerce and supply chain markets, or capitalize on more advanced technology offerings.

The web-based advanced commerce market is characterized by rapid changes due to technological innovation, evolving industry standards and changes in customer needs. Our future success will depend on our ability to continue to develop and introduce a variety of new services and enhancements that are responsive to technological change, evolving industry standards and customer requirements on a timely basis. We cannot be certain that technological developments and products and services that our competitors introduce will not cause our existing services, and new technologies in which we invest, to become obsolete.

The supply chain market is evolving to include new, more advanced technology offerings such as RFID (radio frequency identification) for the gathering, exchange, and analysis of information. As the market continues to evolve, additional competitors may enter the market and competition may intensify. The software market is characterized by rapid changes, and is highly competitive with respect to the need for timely and state-of-the-art product innovation. Our success, in part, depends on our ability to remain abreast of the latest technologies and to incorporate new and advanced technologies into our product offerings. There can be no assurance that we will be sufficiently innovative to remain competitive.

Our success is dependent on retaining key personnel.

We are highly dependent on our president and chief executive officer, Jane F. Hoffer. The loss of Ms. Hoffer’s services could have a material adverse effect on our future operations. Our success is also dependent on our ability to attract, retain, and motivate highly trained technical, marketing, sales, and management personnel. There is no assurance we will be able to retain our key employees or that we will be successful in attracting and retaining such personnel in the future and an inability to do so would materially adversely affect our business.

Our stockholders will experience dilution in connection with the exercise of warrants and stock options and the conversion of our preferred stock.

Our stockholders will experience dilution in connection with the exercise of warrants and stock options into shares of our common stock and the conversion of shares of our preferred stock into shares of our common stock. As of December 31, 2005 we had:

•	outstanding warrants exercisable into approximately 7.2 million shares of our common stock;

•	outstanding stock options exercisable into approximately 3 million shares of our common stock; and

•	outstanding shares of preferred stock convertible into approximately 19.2 million shares of our common stock.

The sale of a substantial number of shares of our common stock underlying the above warrants, options or preferred stock, or even the potential for such sales, could adversely affect the market price of our common stock and could impair our ability to raise capital through the sale of equity securities.

We are required to pay penalty payments in connection with contractually managed registration obligations and such payments may materially impact our cash flows, results of operations and our financial condition.

We are contractually obligated to register with the Securities and Exchange Commission (SEC) certain shares of our common stock, including shares underlying outstanding warrants and preferred stock. Under such contractual arrangements, we are required to pay penalties if we do not meet certain timelines in such required registration. We have not met these timelines. We are, therefore, accruing monthly cash penalty payments. As of December 31, 2005, we have paid or accrued $223,000 in penalties for failure to meet the contractually mandated registration timelines. We will continue to accrue $29,000 in penalties per month for the foreseeable future until such registration becomes effective. We may be unable to complete such registration and may be required to continue to accrue penalty payments. The payment of such penalties may have a material impact on our cash flows, results of operations and our financial condition.

There are certain rules applicable to our common stock as a “penny stock,” and those rules may limit the liquidity and the resale of our common stock.

The SEC has promulgated rules governing the trading in penny stocks, defined generally as low-priced (below $5), speculative securities of very small companies. While penny stocks generally trade over-the-counter, such as on the OTCBB or the Pink Sheets, they may also trade on securities exchanges, including foreign securities exchanges. Under these rules, our common stock is currently classified as a penny stock. As a penny stock, our common stock is currently subject to rules promulgated by the SEC that impose additional sales practice requirements on broker-dealers that might sell such securities to persons other than established customers and institutional accredited investors. For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written consent to the transaction prior to sale. Further, if the price of the stock is below $5 per share and the issuer does not have $2.0 million or more net tangible assets or is not listed on a registered national securities exchange or Nasdaq, sales of such stock in the secondary trading market are subject to certain additional rules promulgated by the SEC. Our common stock is currently subject to these additional rules. These rules generally require, among other things, that brokers engaged in secondary trading of penny stocks provide customers with written disclosure documents, monthly statements of the market value of penny stocks, disclosure of the bid and asked prices, and disclosure of the compensation to the broker-dealer and the salesperson working for the broker-dealer in connection with the transaction. These rules and regulations may affect the ability of broker-dealers to sell our common stock, thereby effectively limiting the liquidity of our common stock. These rules may also adversely affect the ability of persons that acquire our common stock to resell their securities in any trading market that may exist at the time of such intended sale. Furthermore, penny stocks, including our common stock, may trade infrequently, which means that it may be difficult to sell penny stock shares, including shares of our common stock, once you own them. Investors in penny stocks, including our common stock, should be prepared for the possibility that they may lose their whole investment.

Our common stock price is likely to remain highly volatile.

The market for stocks of technology companies has been highly volatile over the past few years. Throughout this period, the market price of our common stock has experienced significant volatility, and our daily trading volume has been, and will likely continue to be, highly volatile. Investors may not be able to resell their shares of our common stock following periods of price or trading volume volatility because of the market’s adverse reaction to such volatility. Factors that could cause volatility in our stock price and trading volume, in some cases regardless of our operating performance, include, among other things:

•	general economic conditions, including suppressed demand for technology products and services;

•	actual or anticipated variations in quarterly operating results;

•	announcements of technological innovations;

•	new products or services;

•	changes in the market valuations of other software or technology companies;

•	failure to meet analysts’ or investors’ expectations;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, or joint ventures;

•	our cash position and cash commitments;

•	our prospects for advance commerce and software sales and new customers; and

•	additions or departures of key personnel.

SPECIAL PRECAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-KSB contains forward-looking statements that involve substantial risks and uncertainties. These statements can be identified by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “continue” and other similar words. You should read statements that contain these words carefully because they discuss our future expectations, make projections of future results of operations or of our financial condition or state other “forward-looking” information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control. The factors listed in the sections captioned “Additional Factors That May Affect Future Results” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as any cautionary language in this Form 10-KSB, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations described in our forward-looking statements.

ITEM 2.	Description of Property

We currently lease the following facilities under operating leases:

•	Approximately 12,050 square feet of space in Dallas, Texas under a lease expiring on October 31, 2006. The lease requires monthly rental payments for the remainder of the term of $22,597.50. This location served as viaLink’s corporate headquarters through December 31, 2004 and now houses certain of our development and professional service teams.

•	Approximately 7,634 square feet of office space in West Chester, Pennsylvania. This lease expires April 30, 2010. The lease requires monthly rental payments $10,382.24 subject to customary annual operating expense escalations. This location serves as our corporate headquarters.

We believe that our existing facilities are adequate for our current needs and that additional space will be available as needed.

ITEM 3.	Legal Proceedings

We are not party to any legal proceedings.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

ITEM 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock is quoted on the Over-the-Counter Bulletin Board (OTCBB) under the symbol PPID.OB. The following table sets forth, for the periods indicated, the high and low sale prices of our common stock as reported by the OTCBB. These prices may not be an accurate indicator of the value of our shares. Bid prices entered by market makers are inter-dealer price quotations and do not reflect retail markup, markdown or commissions, and may not represent actual transactions.

	Common Stock Price
	High	Low
2005:
First Quarter	$1.15	$.33
Second Quarter	.57	.28
Third Quarter	.51	.27
Fourth Quarter	.33	.11

2004:
First Quarter	$2.10	$1.20
Second Quarter	1.76	.86
Third Quarter	1.20	.84
Fourth Quarter	1.10	.70

As of March 6, 2006, there were approximately 457 holders of record.

DIVIDEND POLICY

We have never declared or paid cash dividends on our capital stock and do not intend to pay cash dividends on our capital stock for the foreseeable future. We currently expect to retain any future earnings to fund the operation and expansion of our business. Any future determination as to the payment of dividends will be at the discretion of our board of directors.

ITEM 6.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operation in conjunction with the financial statements and related notes. In addition to historical information, this discussion and analysis contains forward-looking statements based on current expectations that involve risks, uncertainties and assumptions. Our actual results and the timing of events may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the “Additional Factors That May Affect Future Results” section and elsewhere in this Form 10-KSB.

This Form 10-KSB contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Those statements are therefore entitled to the protection of the safe harbor provisions of these laws. These forward-looking statements, which are usually accompanied by words such as “may,” “might,” “will,” “should,” “could,” “intends,” “estimates,” “predicts,” “potential,” “continue,” “believes,” “anticipates,” “plans,” “expects” and similar expressions, involve risks and uncertainties, and relate to, without limitation, statements about our market opportunities, our strategy, our competition, our projected revenue and expense levels and the adequacy of our available cash resources. This Form 10-KSB also contains forward-looking statements attributed to third parties. These statements are only predictions based on current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or forecasted in, or implied by, such forward-looking statements, including those factors discussed in “Additional Factors That May Affect Future Results.”

Although we believe that the expectations reflected in these forward-looking statements are based upon reasonable assumptions, no assurance can be given that such expectations will be attained or that any deviations will not be material. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. We disclaim any obligation or undertaking to disseminate any updates or revision to any forward-looking statement contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Overview

We were originally formed in 1985 as Applied Intelligence Group, an Oklahoma corporation. In 1998, we changed our name to The viaLink Company. In 1999, we reorganized as a Delaware Corporation. On December 31, 2004, we merged with Prescient Systems, Inc. (Prescient Systems) and changed our name to Prescient Applied Intelligence, Inc.

Prescient Systems was founded in 1982 as Lucas, Bear and Associates, Inc. Prescient Systems was renamed in 1996, after a management buyout of Lucas, Bear & Associates, Inc., led by Jane Hoffer, our President and CEO. In 2000, Prescient Systems acquired Proasis Ltd., a provider of Advanced Planning and Scheduling, or APS, software based in the United Kingdom. Coupling industry insight with strategic growth, Ms. Hoffer, Prescient Systems’ CEO since 1996, and her team evolved Prescient Systems into a premier provider and innovator of retailer-centric planning and collaboration solutions. As a combined organization, we believe that we deliver the industry’s broadest offering with solutions to encompass retailers and suppliers and enable their ability to collaborate through shared point-of-sale data. We provide a continuum of solutions that aligns suppliers (manufacturers and distributors) and retailers to meet consumer demand.

Our advanced commerce solutions for retailers and supply chain solutions for suppliers enable retail trading partners to align planning and execution with changing market needs to facilitate collaboration and advanced commerce. The solutions capture information at the point of sale, provide greater visibility into real-time demand, and turn information into action. As a result, the solution drives efficiencies from the retail “shelf” through the entire supply chain.

Sources of Revenue

We derive our revenue primarily from (i) subscription services; (ii) implementation fees; (iii) software licenses; (iv) maintenance and support and (v) professional services. See “Critical Accounting Policies” for a more detailed description of our revenue recognition policies.

Subscription Services. We provide our advance commerce hosting solutions to customers for a monthly fee. Subscription revenue is recognized as the services are provided to the customer. Monthly service fees are charged to customers based on negotiated rates in individual contracts.

Implementation Fees. Implementation fees for our advanced commerce hosting services are based on time and materials, are nonrefundable and are separately priced from the use of our advanced commerce hosting subscription services. These activities can range from a basic implementation that simply establishes a web browser interface to a more involved activity where we assist a customer to modify the customer’s systems and automate the connection. We recognize implementation fees for the more involved implementations as services are rendered. Revenue for basic implementation is deferred and recognized over the period the subscription-based services are provided.

Software Licenses. Revenue from software license fees is recognized upon contract execution, provided delivery has occurred, fees are fixed and determinable, and collection of the related receivable is deemed probable. Typically, our license fees are non-refundable. If a software license contains customer-specific acceptance criteria or a cancellation right, recognition of the software revenue is deferred until the earlier of customer acceptance or the expiration of the acceptance period or cancellation right.

Maintenance and Support. Maintenance revenue includes post-contract customer support and the rights to unspecified software upgrades and enhancements. Maintenance revenues, including those sold with an initial license fee, are deferred based on vendor-specific objective evidence, determined by the renewal rate of the annual maintenance contract and recognized ratably over the maintenance contract period, which is typically one year.

Professional Services. Professional services, which include project management, systems planning, design and implementation, customer configurations and training, are billed on an hourly basis (time and materials) or under fixed price contracts. Revenue is recognized as the work is performed. On fixed price contracts, services revenue is recognized using the proportional performance method of accounting by relating labor hours incurred to date to total estimated labor hours. In the event services are billed in advance of work being performed, the billed amount is initially recorded as deferred services revenue and recognized as services revenue when the work is performed.

We generate substantially all of our revenue from within the United States. During the year ended December 31, 2005, approximately 98% of our total revenue was generated within the United States. Approximately 2% of our total revenue was generated from the United Kingdom.

Operating Expenses

We classify our operating expenses as follows:

Customer Operations and Support. Customer operations expense consists of personnel costs associated with implementation, consulting and other services and costs of operating, maintaining and accessing our technical operations and hosting facilities. Customer operations expense also includes the cost of providing support and maintenance to customers.

Development. Development expense includes personnel and contract labor costs and professional fees incurred for product development, enhancements, upgrades, quality assurance and testing.

Selling and Marketing. Selling and marketing expense consists primarily of personnel costs, travel, seminars and technical conferences, and limited advertising and public relations programs.

General and Administrative (G&A). G&A expense consists primarily of the personnel and other costs for the administration of our financial and human resources requirements and the fees and expenses associated with legal, accounting and other services.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to valuation allowances for accounts receivable, deferred income taxes and long-lived assets, certain accrued expenses, and certain equity instruments valuation. We base these estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates.

We believe that the following critical accounting policies affect our more significant estimates and judgments used in the preparation of our consolidated financial statements:

Revenue Recognition. We generate revenues from monthly subscriptions to our advance commerce services. Additionally, we generate revenues from the sale of licenses of our supply chain planning software along with related maintenance revenue. We also provide professional services to our customers.

Subscriptions - For use of our subscription advance commerce service, customers pay either a flat monthly subscription rate or a rate based on the number of trading partners and the size and complexity of the trading relationships. Other services are available for additional monthly subscription fees. Subscription advance commerce services are provided by and are resident on our database servers. Customers gain access to and use our advance commerce services through means ranging from Internet web browsers to fully automated batch interfaces imbedded in the customer’s IT systems. For new advanced commerce transactions, customers are charged an implementation fee ranging from $200 for an on-line implementation to more than $100,000 for complex supplier and retailer installations, and such fees are due in advance, are nonrefundable and are separately priced from the use of advance commerce services. Implementation fees are separately priced based on time and materials. Complex implementation costs consist primarily of labor by technical support personnel to configure customer data and establish a connection to our advance commerce services. Basic implementation services, including training the customer on how to use these services and how to format and populate the database with the customer’s data, are provided to all customers. Services beyond the basic implementation services include consulting services that help customers modify their own IT systems and procedures to enable more automated interfaces with our advance commerce services. We have no obligation to perform any future implementation services and no additional implementation services are necessary upon renewal of the service by the customer.

We recognize revenues for our subscription and basic implementation services ratably over the term of the subscription arrangement. Revenues collected in advance are deferred and recognized as earned. We recognize implementation fees and associated costs for the more involved implementation activities as the services are provided. Implementation fees and associated direct costs to provide basic implementations are deferred and recognized over the period the subscription-based services are provided. Implementation fees and associated direct costs for basic implementations are deferred because we do not have an objective basis to determine the fair value of the basic implementation services and they are essential to subscription to our services. The fair value of more involved implementation activities is established using a residual method and generally equals the amount charged by us based on time and materials.

In cases where customers are charged a “per use” fee, we recognize revenues for subscription fees for customer use of services as these services are provided. Revenues collected in advance and revenues dependent upon future performance criteria are deferred and recognized as earned and those performance criteria are met.

License and maintenance - Software license revenue is recognized upon shipment of the software product, where no significant obligations by us exist, the payment is fixed or determinable, the arrangement is evidenced by an agreement and collection is probable. Maintenance revenues are recognized ratably over the maintenance period, in accordance with the terms of the related agreements. We use the residual method of allocating a portion of the total fee to maintenance and license fees when both are included in the total contract fee (license and maintenance). Service revenues, including training and implementation consulting, are separately priced and are recognized as the services are performed, based upon the fair value of services performed.

Professional services revenue is recorded as service is performed. A Professional Services Agreement is a time and materials agreement for services provided by us for new and existing customers. Professional services performed include implementation, training, audit assessment, upgrades, and enhancements.

Allowance for Doubtful Accounts. Our allowance for doubtful accounts relates to trade accounts receivable. The allowance for doubtful accounts is an estimate prepared by management based on identification of the collectibility of specific accounts and the overall condition of the receivable portfolios. We specifically analyze individual customer balances in trade receivables, historical bad debts, customer credit, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Likewise, should we determine that it would be able to realize more of our receivables in the future than previously estimated, an adjustment to the allowance would increase income in the period such determination was made. The allowance for doubtful accounts is reviewed on a quarterly basis and adjustments are recorded as deemed necessary.

Asset Impairment. We review long-lived assets for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 required us to identify events or changes in circumstances which indicate that the carrying amount of an asset may not be recoverable. If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the long-lived assets, the carrying value is reduced to the estimated fair value as measured by the discounted cash flows.

Our continuing losses from operations are one factor which could be an indicator that the carrying amounts of any of our assets may not be recoverable. We performed an analysis comparing estimated future cash flows to the carrying value of our assets at December 31, 2005. The analysis did not indicate that impairment exists as of December 31, 2005. The estimated future cash flows were based upon certain assumptions and are dependent upon future performance. See “Additional Factors That May Affect Future Results” for factors that may cause operations to vary from our estimates. If actual results differ from the estimated future cash flows impairment may be evident in future periods.

Goodwill and Other Intangible Assets – Goodwill and other Intangible Assets represent the excess of costs over fair value of assets of business acquired. Goodwill and intangible assets acquired in the purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of FASB Statement No. 142, Goodwill and Other Intangible Assets. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. The occurrence of certain events may be indicators that goodwill is impaired and therefore require us to test for impairment other than annually.

Determining fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual results may differ from those estimates. Our goodwill impairment analysis, which was performed as of December 31, 2005, did not result in an impairment charge. We based our determination on a valuation completed by an outside consulting firm using estimates and assumptions provided by management.

Results of Operations

The following unaudited pro-forma summary financial information for the year ended December 31, 2004 has been prepared to give effect to our merger with Prescient Systems accounted for in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations.” The unaudited summary financial information for the year ended December 31, 2004 gives pro-forma effect to the merger as if the merger had occurred on January 1, 2004.

The unaudited pro-forma summary financial information is based upon available information and upon certain estimates and assumptions that we believe to be reasonable. This unaudited pro-forma summary financial information is presented for illustrative purposes only and does not purport to be indicative of the results of operations of the combined company that would actually have been achieved had the transaction been completed for the period presented, or that may be obtained in the future. This unaudited pro-forma financial information is based upon our historical consolidated financial statements and the historical consolidated financial statements of Prescient Systems and the respective notes thereto.

	For the Years ended December 31,
	2005 Actual (2)	2004 Actual (1)	2004 Pro-Forma (2)
	in thousands (except per share amounts)
Revenue:
Subscription	5,306	4,893	4,893
Implementation	212	281	281
Licenses	559	—	2,748
Maintenance	1,572	—	1,692
Professional services	1,741	—	1,067

Total revenue	9,390	5,174	10,681
Operating expenses:
Customer operations	4,572	3,371	4,292
Development	1,393	1,548	2,205
Selling and marketing	2,172	720	2,130
General and administrative	2,887	2,175	4,536
Non-cash stock compensation	—	301	301
Depreciation and amortization	518	147	213

Total operating expenses	11,542	8,262	13,677

Loss from operations	$(2,152)	$(3,088)	$(2,996)

Net loss	$(2,334)	$(7,473)	$(7,075)

Net loss applicable to common stock	$(2,421)	$(8,690)	$(8,292)

Net loss applicable to common stock per share	$(0.07)	$(0.89)	$(0.31)

(1)	Historical viaLink business only

(2)	Historical viaLink business and historical Prescient Systems business

Comparison of 2005 to 2004

On December 31, 2004, Prescient Systems was merged into viaLink. Results for the year ended December 31, 2005 include both the results of the former viaLink and Prescient Systems. The results for the year ended December 31, 2004 are for viaLink prior to the merger with Prescient Systems.

Revenues. Our revenues are comprised of revenues for subscriptions and implementation fees for our advanced commerce solutions, as well as license, maintenance and services revenues for our retail-centric solutions. The following table sets forth for the periods indicated the components of revenue included in our consolidated statements of operations:

	For the Year ended December 31,
	2005	2004
Revenues:
Subscription services	$5,306,092	$4,893,691
Implementation fees	212,309	280,808
Licenses	558,621	—
Maintenance	1,572,241	—
Professional services	1,741,076	—

	$9,390,339	$5,174,499

Subscription revenues have increased 8% from 2004 to 2005. This increase is due to increases in the number of subscribers and increases in our subscription rates. Continued subscription revenue growth is dependent upon the number of subscribers to services and how many trading partners with which they are exchanging data (connections) and is also dependent upon increasing the number of connections between existing customers and adding new customers, as well as increases in our subscription rates. The rate at which the connections increase can vary significantly from customer to customer depending upon each customer’s deployment strategy.

Implementation revenues decreased 24% from 2004 to 2005. This decrease is due to fewer implementations being performed at lower total average prices per implementation in 2005.

License revenues were approximately $559,000 in 2005. This category of revenue is a result of the merger with Prescient Systems on December 31, 2004. These revenues are comprised of both perpetual, adaptive and ASP license sales. We sold six new licenses in 2005 and upgraded three existing customers. In providing transparency as to the pro-forma revenue amounts in 2004, prior to our merger with Prescient Systems, Prescient Systems recorded a unique licensing revenue transaction with Ross Systems for $1.5 million, which transaction also generated other revenues of $70,000 in 2004. Future licensing revenue are dependent upon the timing of volume of licenses entered into and cannot be accurately predicted.

Maintenance revenues were $1.6 million in 2005. This category of revenue is the result of the merger with Prescient Systems on December 31, 2004. This represents revenue of over 60 active supply chain maintenance agreements that are billed annually throughout the year. Maintenance revenue is primarily associated with new license sales and services performed with existing accounts.

Professional services revenues were $1.7 million in 2005. This category of revenue is the result of the merger with Prescient Systems on December 31, 2004. Professional services revenue mainly results from new license installation, training, follow-up training on existing installations, application analysis and custom enhancements.

Customer Operations. Customer operations expense consists of personnel costs associated with implementation, consulting and other services and costs of operating, maintaining and accessing our technical operations and hosting facilities. Customer operations expense also includes the cost of providing support and maintenance to customers. Customer operations expense increased to 4,572,000 in 2005, as compared to $3,371,000 in 2004. This increase is due primarily to an increase of $589,000 in personnel costs as the result of severance payments for certain former viaLink employees who left the company in 2004, and to an increase in headcount to 25 at December 31, 2005, compared to 20 at December 31, 2004. Additional increases in operating expenses reflect the larger revenue base being supported. Most notable increases were in cost of sales of $156,000, maintenance of $18,000, amounts accrued under the Remote Resourcing Agreement of $210,000, telephone charges of $43,000, third-party support of $28,000, and equipment rent of $22,000.

Development. Development expense includes personnel and contract labor costs and professional fees incurred for product development, enhancements, upgrades, quality assurance and testing. Development expenses decreased to $1,393,000 in 2005, as compared to $1,549,000 in 2004. This decrease is due to decreases in personnel costs of $127,000 and decreases in travel of $23,000. Our development team consisted of 12 people at December 31, 2005 as compared to 13 people at December 31, 2004.

Selling and Marketing. Selling and marketing expense consists primarily of personnel costs, travel, seminars and technical conferences, and limited advertising and public relations programs. Selling and marketing expense increased to $2,172,000 in 2005, as compared to $720,000 in 2004. This increase is due to increases in personnel costs of $747,000, recruiting fees of $103,000, an increase of $182,000 in advertising and promotion costs, an increase of $184,000 in professional fees and an increase in travel and communication of $130,000. Additional increases in operating expenses reflect the larger revenue base being supported.

General and Administrative (G&A) and non-cash stock compensation. G&A expense consists primarily of the personnel and other costs for the administration of our financial and human resources requirements and the fees and expenses associated with legal, accounting and other services. G&A expense increased to $2,888,000 in 2005, as compared to $2,175,000 in 2004. G&A personnel costs increased $499,000, offset in part by a decrease in severance payments in the amount of $664,000 for certain former viaLink executives who left the company in 2004. The G&A staff included 3 people at December 31, 2004 as compared to 5 at December 31, 2005. G&A in 2004 consisted of finance and human resources support, where in 2005 this includes executive finance, human resources and network administration. Other expenses that increased were $197,000 for office rent and associated utilities associated with the addition of a second office in West Chester, Pennsylvania, $175,000 for legal fees, $143,000 for accounting fees, $42,000 for print and copy charges, $45,000 for travel, $81,000 for other professional fees, and $239,000 for bad debt expense. Non-cash stock compensation of $0 and $301,000 in 2005 and 2004, respectively, was included in the statement of operations for restricted stock grants during the period.

Depreciation and Amortization. Depreciation and amortization expense increased to $518,000 in 2005, as compared to $147,000 in 2004. Amortization increased primarily due to amortization of certain intangibles as the result of the merger.

Tax provision – Deferred tax assets and deferred tax liabilities are separately recognized and measured at currently enacted tax rates for the tax effect of temporary differences between the financial reporting and tax reporting bases of assets and liabilities, and net operating loss and tax credit carryforwards for tax purposes. A valuation allowance must be established for deferred tax assets if it is not “more likely than not” that all or a portion will be realized. We established a full valuation allowance for the net deferred tax assets as of December 31, 2005 and 2004, such deferred tax assets generated principally by net operating losses recorded. We will continue to provide a full valuation allowance for future and current net deferred tax assets until such time as we believe we have sufficient objective evidence to support that it is more likely than not the asset will be realized. We note that our ability to utilize existing net operating losses as of the date of our merger will be severely limited in the future under IRS Section 382 due to the change in our ownership.

Other income (expense) – Interest expense, net conversion expenses and change in fair value of derivative and warrant liability represents the non-cash interest expense for the amortization of the initial debt discount recorded for each of our notes payable, and interest expense on the capital lease with HP which expired in 2004. The debt discount was amortized over the life of each note up through December 31, 2004, the date of conversion. The change in fair value of the derivative and warrant liability, resulting from the instruments being considered an embedded derivative, was applicable through December 31, 2004, the date of conversion.

Accrued damages to stockholders in the amount of $135,000 and $47,000 represent contractually obligated penalty payments arising from registration rights agreements with certain common and preferred stockholders, respectively.

Liquidity and Capital Resources

Our principal potential sources of liquidity are cash on hand, cash generated from current revenues and cash provided from financing activities. As of December 31, 2005, we had cash and cash equivalents of $716,345. Based on our most recent projections, we believe our current level of liquid assets and the expected cash flows from contractual revenue arrangements will not be sufficient to finance our capital requirements and anticipated operating losses through 2006. We will require additional capital in the near future. We retained an investment banker in March 2006 to assist us in raising capital. There are, however, no assurances that funding will be available when we need it on terms that we find favorable, if at all.

During the twelve months ended December 31, 2005, $2.3 million was used in our operating activities. Cash used in operating activities during 2005 reflects a net loss of $2.3 million. Cash used in operating activities also reflects $518,000 of depreciation and amortization. Primary uses of cash include a decrease in accounts payable and accrued liabilities of $233,000 relating mainly to higher legal, and accounting fees paid, partially offset by amounts due to Tak Investments, LLC and an increase in accounts receivable of $369,000 due to a higher revenue base with additional revenue categories including licenses, maintenance and professional fee billings. There is a dispute over amounts due to Tak Investments, LLC over unpaid fees related to the new data center and certain other services. An estimate of the liability is between $210,000 and $357,000. At December 31, 2005, $210,000 has been accrued in connection with this dispute. Our total commitment to Tak under the term of the disputed the Remote Resourcing Agreement is approximately $7.3 million over a period of five years, which represents approximately $3.6 million for data center services, as well as our current estimate of potential obligations for remaining services required to be performed by Tak under the agreement. The Remote Resourcing Agreement is for a term of five years beginning April 2005.

During the twelve months ended December 31, 2005, approximately $289,000 was used in our investing activities reflecting capital expenditures of $115,000, which was for telephone and computer equipment, as well as $174,000 for merger related expenses. During 2004, our capital expenditures were $71,000.

Effective May 4, 2005, we closed a financing transaction pursuant to which we received $2,250,000 (gross) or $1,895,000 (net) of new financing. This new capital was initially received as bridge notes payable for a total of $500,000. The bridge note funds were received on April 12, 2005 ($250,000) and April 28, 2005 ($250,000) and these notes, including interest, were converted to common stock along with $1,750,000 of additional cash at the closing of this financing in May 2005.

This financing transaction resulted in the issuance by us to Tak Investments, LLC of 5,113,036 shares of our common stock and warrants to purchase 1,534,091 shares of our common stock for $1.00 per share. As a result of the financing, we converted all of our issued and outstanding Series F Convertible Preferred Stock into (i) 239.9 shares of newly created Series G Convertible Preferred Stock; (ii) 3,357,745 shares of our common stock; and (iii) warrants to purchase 2,643,292 shares of our common stock for $1.00 per share. In connection with dilutive issuances of stock options, the exercise price of these warrants were reduced to $.96 per share.

In connection with this financing, we were required to obtain $1.5 million of additional financing within 120 days from closing, which we did not do. As a result, we were required to issue to Tak Investments, LLC an additional 5,113,636 shares of our common stock and to lower the exercise price on 1,534,091 of the warrants issued to Tak Investments, LLC from $1.00 to $0.50 per share. In connection with dilutive issuances of stock options, the exercise price of warrants issued to Tak were further reduced to $.49 per share. As a result of this additional issuance, the Certificate of Designation for our Series F Convertible Preferred Stock required us to issue to the former holders of our Series F Convertible Preferred Stock an additional 3,357,745 shares of our common stock and 240 shares of our Series G Convertible Preferred Stock. The additional shares of our common stock and Series G Convertible Preferred Stock were issued to the former holders of our Series F Convertible Preferred Stock on December 31, 2005. We do not believe any “beneficial conversion features” resulted from these transactions.

We have incurred operating losses and negative cash flow in the past and expect to incur operating losses in the future. Spending may increase in the future for further technology and product development and other technology and database costs. We expect to incur increases in sales related expense as additional sales management and sales representatives are hired.

Our current and former independent auditors issued their Independent Auditors’ Report on our consolidated financial statements for the fiscal year ended December 31, 2005 and 2004, respectively, with an explanatory paragraph regarding our ability to continue as a going concern. We have generated net losses for the years ended December 31, 2005 and 2004 and have an accumulated deficit of $105 million as of December 31, 2005. We have incurred operating losses and negative cash flow in the past and expect to incur operating losses and negative cash flow in the future. We have experienced lower new license signings for our supply chain solutions and delays in signing small supplier customers, which were an important component of expected subscription and implementation revenues for advance commerce. We continue to pursue sales efforts with (a) new retailers to create new communities, (b) small to medium size suppliers for the use of the supply chain software and (c) suppliers that will become subscribers to our advanced commerce services within existing and new hub communities.

We need additional capital in 2006 in order for us to execute our current business plan successfully. The amount of additional capital needed will be dependent upon (a) our services achieving market penetration, (b) the timing of additional customer signings, (c) the ability to maintain current decreased levels of spending, and/or (d) the amount, if any, of unanticipated expenditures. There can be no assurance as to whether, when or the terms upon which any such capital may be obtained. Any failure to obtain an adequate and timely amount of additional capital on commercially reasonable terms will have a material adverse effect on our business, financial condition and results of operations, including our ability to continue as a going concern.

Set forth below is a summary of our current obligations as of December 31, 2005 to make future payments due by the period indicated below, excluding payables and accruals.

Contractual Obligations	Total	Within 1 year	2 - 3 years	4 - 5 years
Rental lease obligations	$875,000	$351,000	$257,000	$267,000
Equipment lease obligations	152,000	57,000	95,000	—
Obligations under Remote Resourcing Agreement (1)	7,305,000	1,565,000	3,444,000	2,296,000
Obligations in connection with HP data center	426,000	426,000	—	—

	$8,758,000	$2,399,000	$3,796,000	$2,563,000

(1)	Includes $3.6 million for data center services, as well as our current estimate of the potential obligations for remaining services required to be performed by Tak under the Remote Resourcing Agreement

Recently Issued Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” (“FAS 155”). FAS 155 amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” FAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. FAS 155 was issued to improve financial reporting by eliminating the exemption from applying Statement 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. Providing a fair value measurement election also results in more financial instruments being measured at what the FASB regards as the most relevant attribute for financial instruments, fair value. FAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. At adoption, any difference between the total carrying amount of the individual components of the existing bifurcated hybrid financial instrument and the fair value of the combined hybrid financial instrument should be recognized as a cumulative-effect adjustment to beginning retained earnings. We do not expect the adoption of FAS 155 to have a material impact on our financial condition or results of operations.

In May 2005, the FASB issued FASB Statement No. 154, Accounting Changes and Error Corrections, which addresses the accounting and reporting for changes in accounting principles. FAS 154 replaces APB 20 and FIN 20 and is effective for accounting changes in fiscal years beginning after December 31, 2005. This Statement applies to all voluntary changes in accounting principle. This Statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This Statement redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. In December 2004, FASB issued FASB Statement No. 153, Exchanges of Nonmonetary Assets, which eliminates an exception in APB 29 for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. This Statement became effective for us for nonmonetary asset exchanges occurring on or after January 1, 2006. We do not believe the adoption of this statement will have a material impact on our financial statements.

In December 2004, the FASB issued FASB Statement No. 123 (revised 2004), “Share-Based Payment”, which addresses the accounting for transactions in which an entity exchanges our equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. This Statement is a revision to Statement 123 and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and our related implementation guidance. This statement will require measurement of the cost of employee services received in exchange for stock compensation based on the grant-date fair value of those awards. This statement became effective for us as of January 1, 2006.

In March 2005, FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations – an Interpretation of FASB Statement No. 143” (“FIN 47”). This Interpretation clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. This Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This Interpretation is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005, for calendar-year enterprises). We adopted FIN 47 during the first quarter of 2005 and the adoption did not have a material effect on our financial position or results of operations.

ITEM 7.	Financial Statements

See Index to Financial Statements on Page F-1 of this Annual Report on Form 10-KSB.

ITEM 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 8A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2005. Based on that evaluation, our principal executive officer and principal financial officer concluded that these controls and procedures were effective as of December 31, 2005.

Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. These disclosure controls and procedures include, among other things, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During our last fiscal quarter of 2005, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.	Other Information

None.

PART III

ITEM 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers

The following table sets forth information concerning our executive officers and directors as of March 6, 2006:

Name	Age	Position
Jane F. Hoffer	40	President, Chief Executive Officer and Director
Thomas W. Aiken	60	Senior Vice President and Chief Financial Officer
Daniel W. Rumsey	44	Chairman of the Board of Directors
Patrick L. Kiernan	61	Director
Michael A. DiPiano	47	Director
Warren D. Jones	63	Director
Mary Lou Fox	63	Director

Jane F. Hoffer has served as our President, Chief Executive Officer and as a member of our board of directors since December 2004, following her appointment in connection with the merger between our predecessor, The viaLink Company and Prescient Systems on December 31, 2004. Ms. Hoffer previously served as President, Chief Executive Officer and a member of the board of directors of Prescient Systems. Ms. Hoffer founded Prescient Systems, Inc. having led the management buyout from Lucas, Bear and Associates, Inc. in December 1996. From 1994 to 1996, she served as Chief Executive Officer of Lucas, Bear and Associates, Inc. Ms. Hoffer was elected to the Albert Einstein Healthcare Network, a private not-for-profit company in July 2002 and was elected to the Board of Trustees in July 2003 and still serves as a trustee.

Thomas W. Aiken joined us in October 2005 as our Senior Vice President and Chief Financial Officer. From 2002 to 2005, Mr. Aiken served as Vice President and Chief Financial Officer at Lamina Ceramics, Inc. From, 2000 to 2002, Mr. Aiken served as Senior Vice President, Chief Financial Officer, Secretary and Treasurer of Sychip, Incorporated.

Daniel W. Rumsey has served as Chairman of our board of directors since December 2004, following his election in connection with the merger between our predecessor, The viaLink Company and Prescient Systems on December 31, 2004. He is currently the acting Chief Executive Officer for Wave Wireless Corporation and has served in that capacity since April 2005. From 2003 to 2005 he held various other positions at Wave Wireless Corporation including Vice President, General Counsel and Secretary, and Chief Financial Officer. From 2000 to 2002, Mr. Rumsey was Vice President and General Counsel of Knowledge Kids Network, Inc., a multi-media education company. Prior to joining Knowledge Kids Network, Inc., Mr. Rumsey was the President and General Counsel of Aspen Learning Systems and NextSchool, Inc., which he joined in February 1997. Mr. Rumsey sold Aspen Learning Systems and NextSchool to Knowledge Kids Network in 1999. Mr. Rumsey has an extensive legal and finance background, dating back to 1987 when he served as a staff attorney in the SEC’s Division of Corporation Finance. Mr. Rumsey serves on the board of directors of Wave Wireless Corporation (OTCBB: WVWC.OB) and DIRT MotorSports, Inc. (OTCBB: DMSP.OB).

Patrick L. Kiernan has served as a member of our board of directors since January 2004. Mr. Kiernan currently serves as the President of Day/Kiernan & Associates, a consulting group focused on growth strategies and emerging issues with an emphasis on consumer future forces, customized education programs, and trade policy development, were he has served since 1998. Mr. Kiernan is a contributing editor writing for Grocery Headquarters Magazine, serves on the staff of Saint Joseph’s University Center for Food Marketing, The Council of Logistics Management Research Strategies Committee, and is a research affiliate with the Institute for the Future.

Michael A. DiPiano has served as a member of our board of directors since December 2004, following his election in connection with the merger between our predecessor, The viaLink Company and Prescient Systems on

December 31, 2004. Mr. DiPiano is the Managing Partner of NewSpring Capital and has served in that capacity since, 2001. From 1998 to 2004, he was Chairman of Maxwell Systems, a venture-funded e-commerce and software company during which time he also co-founded four additional venture backed startups, including MessageLink, HR Division, Alliance One, and Vytek Wireless. From 1996 until 1998, Mr. DiPiano was affiliated with Safeguard Scientifics, Inc. and its related venture funds, serving in high-level management positions, and working on investment matters with several of their wireless and IT related companies. He is currently a director of Nutrisystem, Inc. (Nasdaq: NTRI). He is also a director of a number of private companies including Ecount and FemmePharma. Mr. DiPiano is also a director of the University City Science Center.

Warren D. Jones has served as a member of our board of directors since December 1999. From September 2001 until August 2002, he served as our interim Chief Executive Officer. Prior to his retirement, Mr. Jones spent 31 years at PricewaterhouseCoopers LLP where he served as managing partner in New Orleans and Pittsburgh, and most recently was responsible for risk management and compliance for the firm’s Southwest region technology, telecommunications and entertainment customers.

Mary Lou Fox has served as a member of our board of directors since December 2004, following her election in connection with the merger between our predecessor, The viaLink Company and Prescient Systems on December 31, 2004. She previously served as a director of Prescient Systems from August 2001 until the completion of the merger in December 2004. Ms. Fox is currently President of Fox Supply Chain Consulting and has served in that capacity since 2001. Ms. Fox is a recognized expert in supply chain management and has broad experience in the software and services industry. Her career at Manugistics spanned the growth of Manugistics from the beginning of its supply chain business through 1999, where Ms. Fox built the consulting services business as well as serving in executive positions in marketing and product development. Ms. Fox was chief operating officer at NextLinx, a global trade software company, from January 2000 to January 2001.

Executive officers are appointed by our board of directors and serve until their successors have been duly elected and qualified. There are no family relationships among any of our directors or executive officers.

Board Committees and Meetings

Our board of directors has an audit committee, a compensation committee and a nominating and governance committee.

Audit Committee. We have established a standing audit committee in accordance with 3(a)(58)(A) of the Exchange Act that makes recommendations to our board of directors regarding the selection of an independent registered public accounting firm, reviews the results and scope of our audits and other accounting-related services and reviews and evaluates our internal control functions. Our audit committee is comprised of Messrs. Jones (Chair) and Rumsey. Our board of directors has determined that Mr. Jones is an “audit committee financial expert” as currently defined under the SEC rules implementing Section 407 of SOX. We believe that the composition and functioning of our audit committee complies with all applicable requirements of SOX and SEC rules and regulations, including those regarding the independence of our audit committee members. We intend to comply with future requirements to the extent that they become applicable to us.

Compensation Committee. We have a standing compensation committee that reviews and makes recommendations to our board of directors concerning salaries and incentive compensation for our officers and employees. Our compensation committee also administers the 1999 Option/Stock Issuance Plan and our 1999 Employee Stock Purchase Plan. The 1999 Employee Stock Purchase Plan has been suspended. Our compensation committee is currently comprised entirely of directors, each of whom is (a) “independent” as defined by the listing standards of The Nasdaq Stock Market, (b) a “non-employee director” as defined in Rule 16b-3 of the Exchange Act and (c) an “outside director” as defined for the purposes of Section 162(m) of the Internal Revenue Code. The members of the compensation committee are Messrs. Rumsey (Chair) and Kiernan.

Nominating and Governance Committee. Our nominating and governance committee is responsible for the recommendation of the criteria for the selection of board members and assisting our board of directors in identifying candidates. Our nominating and governance committee is currently composed entirely of independent directors that are “independent” as defined by the listing standards of The Nasdaq Stock Market. Our nominating and governance committee is comprised of Messrs. Kiernan (Chair) and Fox.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors and any persons who beneficially own more than 10% of our common stock (collectively, Reporting Persons) to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Based solely on our review of the copies of any Section 16(a) forms received by us or written representations from the Reporting Persons, we believe that with respect to the fiscal year ended December 31, 2005, all the Reporting Persons complied with all applicable filing requirements except as follows:

During 2005, Jane Hoffer, Thomas Aiken, Daniel Rumsey, Mary Lou Fox, Michael DiPiano, and Patrick Kiernan each filed an untimely Form 3.

Code of Ethics

We have adopted a Code of Ethics that applies to all of our directors, officers and employees and meets the requirements of the SEC’s rules and regulations. Our Code of Ethics is available on our website, www.prescient.com, or can be obtained without charge by a written request addressed to the Secretary, Prescient Applied Intelligence, Inc., 1247 Ward Avenue, West Chester, Pennsylvania 19380. We do not anticipate making amendments to or waivers from the provisions of our Code of Ethics. If we make any amendments to our Code of Ethics, or if our board of directors grants any waiver from a provision thereof for our principal executive officer, our principal financial officer, our principal accounting officers, or controller, we will disclose the nature of such amendment or waiver, the name of the person(s) to whom the waiver was granted and the date of the amendment or waiver on our internet website.

ITEM 10.	Executive Compensation

Compensation of Directors

Effective May 3, 2005, we approved a compensation program that provides for our non-employee directors to be paid $3,000 quarterly for service on our board of directors and $1,000 for every audit committee meeting attended. We also reimburse our directors for any out-of-pocket expenses and additional fees incurred in attending meetings of our board of directors and committees thereof on which such directors serve.

During 2004, we did not grant any options to our directors. Effective May 2005, we approved a program providing that each of our non-employee directors would receive annual grants of stock options to purchase the number of shares equal to $25,000 divided by the fair market value of our common stock on the date of grant. Such options will vest one year after grant. On December 9, 2005, we issued stock options to purchase 714,288 shares of common stock at $.21 per share to non-employee directors, including options to purchase 119,048 shares to Brian Carter who resigned as a director in February 2006. These options will terminate within 90 days.

Executive Compensation

The following table sets forth summary information concerning the compensation of our Chief Executive Officer and Chief Financial Officer for 2005. These individuals are our only executive officers. We refer to these persons as our named executive officers.

	Annual Compensation			Long-term Compensation Securities Underlying Options
Name	Year	Salary	Bonus
Jane F. Hoffer President and Chief Executive Officer	2005	225,000	—	600,000

Thomas W. Aiken (1) Senior Vice President and Chief Financial Officer	2005	44,000	—	402,880

(1)	Mr. Aiken started employment on October 21, 2005 at a base salary of $175,000.

Stock Options

Option Grants in Last Fiscal Year

The following table contains information concerning the grant of options to purchase shares of our common stock to each of our named executive officers during the year ended December 31, 2005. The percentage of total options granted to employees set forth below is based on an aggregate of 2,097,168 shares of our common stock underlying options granted to employees, directors and consultants during the year ended December 31, 2005. All options were granted under our Amended and Restated 1999 Stock Option/Stock Issuance Plan.

Individual Grants

Name	Number of Securities Underlying Options Granted		Percent of Total Options Granted to Employees in 2005	Exercise or Base Price ($/Share)	Expiration Date
Jane F. Hoffer	600,000	(1)	29%	$0.21	12/09/15
Thomas W. Aiken	402,880	(2)	19%	$0.21	12/09/15

(1)	199,980 options vested and became exercisable on May 26, 2005 and 16,668 options vest and become exercisable on a monthly basis thereafter.

(2)	134,280 options vest and become exercisable on October 3, 2006 and 11,192 options vest and become exercisable on a monthly basis thereafter.

Aggregate Option/SAR Exercises in 2005 and Option Values at Year End

None of our named executive officers exercised any of their options during the year ended December 31, 2005. In addition, none of our named executive officers had unexercised options that were “in-the-money” as of December 31, 2005.

Employment Agreements

On December 8, 2005, we entered into employment agreements with Jane F. Hoffer, our President and Chief Executive Officer, and Thomas W. Aiken, our Senior Vice President and Chief Financial Officer.

Ms. Hoffer’s employment agreement is for a term of two years commencing on January 1, 2005, and automatically renews for successive one-year periods thereafter unless the agreement is earlier terminated pursuant to its terms. Under the agreement, Ms. Hoffer receives an annual base salary of $225,000 and is entitled to receive incentive stock options exercisable for 1,248,274 shares of our common stock under our Amended and Restated 1999 Stock

Option/Stock Issuance Plan. Ms. Hoffer received 600,000 of the 1,248,274 incentive stock options in December 2005 at an exercise price of $0.21 per share, and the remaining incentive stock options will be granted at a later date. The stock options were approved by our compensation committee and our board of directors on November 30, 2005. Ms. Hoffer’s stock options vest on a three-year schedule, and for purposes of vesting, shall be considered granted as of May 26, 2004, the date of our definitive merger agreement with Prescient Systems.

We may terminate Ms. Hoffer’s employment at any time, with or without cause. If her employment is terminated by us for cause, Ms. Hoffer shall receive her base salary through the date of termination. If her employment is terminated by us without cause or by Ms. Hoffer for good reason, then Ms. Hoffer shall receive payment of an amount equal to her current base salary for a period of one year following the termination date. In the event of a change of control, Ms. Hoffer shall receive a single payment of an amount equal to her current base salary, and all options granted to her shall immediately vest. Thereafter, we shall have no further obligations under her employment agreement.

Mr. Aiken’s employment agreement was executed on December 8, 2005 and is effective retroactively as of October 3, 2005. The employment agreement is for a term of one year and automatically renews for successive one-year periods unless the agreement is earlier terminated pursuant to its terms. Under the agreement, Mr. Aiken receives an annual base salary of $175,000 and has received a grant of incentive stock options exercisable for 402,880 shares of our common stock, at an exercise price of $0.21 per share, under our Amended and Restated 1999 Stock Option/Stock Issuance Plan. The stock options were approved by our compensation committee and our board of directors on November 30, 2005. Mr. Aiken’s stock options vest on a three-year schedule which commenced on October 3, 2005.

We may terminate Mr. Aiken’s employment at any time, with or without cause. If we terminate his employment for cause, Mr. Aiken shall receive his base salary through the date of termination. If we terminate his employment without cause, then Mr. Aiken shall receive payment of his current base salary for a period of six months from the date of termination. In addition, we shall continue to provide health insurance to Mr. Aiken for a period of six months following the date of termination. In the event of a change of control, Mr. Aiken shall receive a single payment of an amount equal to six months of his current base salary, and shall also be provided health insurance for a period of six months following the change of control. All options granted to Mr. Aiken shall immediately vest upon a change of control. Thereafter, we shall have no further obligations under his employment agreement.

ITEM 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information (as of December 31, 2005)

All of the equity compensation plans pursuant to which we are currently granting equity awards have been approved by our stockholders.

	(a) Number of Securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (1)
Equity compensation plans approved by security holders - stock options	2,958,411	$2.02	1,881,589
Equity compensation plans not approved by security holders	—	—	—

Total	2,958,411	$2.02	$1,881,589

(1)	Common stock available for issuance pursuant to our Amended and Restated 1999 Stock Option/Stock Issuance Plan shall automatically increase on the first trading day of each calendar year by an amount equal to 1% of the shares of common stock outstanding on the last trading day of the immediately preceding calendar year, but in no event shall such increase exceed 50,000 shares.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information known to us with respect to beneficial ownership of our common stock, our Series E Convertible Preferred Stock and our Series G Convertible Preferred Stock as of March 2, 2006 by:

•	each person, or group of affiliated persons, known by us to own beneficially more than 5% of our outstanding common stock, Series E Convertible Preferred Stock and Series G Convertible Preferred Stock;

•	each of our directors;

•	each of our named executive officers; and

•	all of our current executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. Shares of our common stock subject to options, warrants or other derivative instruments, such as convertible preferred stock, currently exercisable or exercisable within 60 days of March 2, 2006 are deemed to be outstanding for calculating the percentage of outstanding shares of the person holding these options, warrants or other derivative instruments, but are not deemed outstanding for calculating the percentage of any other person. Percentage of beneficial ownership is based upon (i) 43,645,703 shares of our common stock outstanding, (ii) 1,657 shares of our Series E Convertible Preferred Stock outstanding and (iii) 480 shares of our Series G Convertible Preferred Stock outstanding as of March 2, 2006, as the case may be. To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table below has sole voting and investment power with respect to the shares set forth opposite such person’s name. Except as otherwise indicated, the address of each of the persons in this table is c/o Prescient Applied Intelligence, Inc., 1247 Ward Avenue, West Chester, Pennsylvania 19380.

	Common Stock			Series E Convertible Preferred Stock (1)		Series G Convertible Preferred Stock (2)
Name of Beneficial Owner	Number		Percent of Class Outstanding	Number	Percent of Class Outstanding	Number	Percent of Class Outstanding
Directors and Named Executive Officers:
Jane F. Hoffer	1,352,350	(3)	3.05%	—	0%	—	0%
Thomas W. Aiken	—		*	—	0%	—	0%
Warren D. Jones	42,900	(4)	*	—	0%	—	0%
Patrick Kiernan	23,350		*	—	0%	—	0%
Michael A. DiPiano (5)	4,360,206		9.99%	—	0%	—	0%
Daniel W. Rumsey	—		*	—	0%	—	0%
Mary Lou Fox	33,880	(6)	*	—	0%	—	0%
Directors and Executive Officers as a group (7 persons)	5,812,686	(7)	12.98%	—	0%	—	0%
5% Stockholders:							0%
SDS Capital Group SPC LTD	5,731,743	(8)	13.13%	40	2%	237	49%
North Sound Capital LLC	4,360,206	(9)	9.99%	460	28%	222	46%
New Spring Ventures	4,360,206	(10)	9.99%	274	17%	21	4%
Hudson Ventures	3,864,777	(11)	8.7%	205	12%	—	0%
Tak Investments, LLC	11,765,703	(12)	26.0%	—	0%	—	0%

*	Less than 1%

(1)	The holder of each share of our Series E Convertible Preferred Stock shall be entitled to vote such number of shares of common stock into which such share of Series E Convertible Preferred Stock could be converted for purposes of determining the shares of our common stock entitled to vote at any regular, annual or special meeting of our stockholders, and shall have voting rights and powers equal to the voting rights and powers of our common stock. The holders of our Series E Convertible Preferred Stock also have separate class voting rights with respect to certain actions proposed to be taken by us. Each share of our Series E Convertible Preferred Stock is convertible into 5,000 shares of our common stock, subject to anti-dilution provisions. However, a holder of shares of our Series E Convertible Preferred Stock may not convert such shares of Series E Convertible Preferred Stock into shares of our common stock if the number of shares of our common stock to be issued pursuant to such conversion would cause, when aggregated with all other shares of our common stock owned by such holder at such time, such holder to beneficially own in excess of 9.99% of the then issued and outstanding shares of our common stock. Such holder of shares of our Series E Convertible Preferred Stock may elect to convert such shares of our Series E Convertible Preferred Stock into greater than 9.99% of all the then outstanding shares of our common stock by giving to us 61 days advance notice of its intention to do so.

(2)	Our holders of Series G Convertible Preferred Stock shall be entitled to vote as a separate class on matters that affect their share ownership in our equity securities. Otherwise they will not be entitled to vote. Each share of Series G Convertible Preferred Stock is convertible into 22,727 shares of common stock, subject to anti-dilution provisions. However, a holder of shares of our Series G Convertible Preferred Stock may not convert such shares of Series G Convertible Preferred Stock into shares of our common stock if the number of shares of our common stock to be issued pursuant to such conversion would cause, when aggregated with all other shares of our common stock owned by such holder at such time, such holder to beneficially own in excess of 9.99% of the then issued and outstanding shares of our common stock. Such holder of shares of our Series G Convertible Preferred Stock may elect to convert such shares of our Series G Convertible Preferred Stock into greater than 9.99% of all the then outstanding shares of our common stock by giving to us 61 days advance notice of its intention to do so.

(3)	Includes 709,988 shares of our common stock issuable upon exercise of stock options and 41,153 shares of our common stock issuable upon exercise of warrants, each within 60 days of March 2, 2006.

(4)	Includes 32,900 shares of our common stock issuable upon exercise of stock options within 60 days of March 2, 2006.

(5)	Mr. DiPiano is the managing partner of New Spring Ventures.

(6)	Includes 29,680 of shares of our common stock issuable upon exercise of stock options within 60 days of March 2, 2006.

(7)	Includes 485,592 shares of our common stock issuable upon exercise of stock options and 41,153 shares of our common stock issuable upon exercise of warrants, each within 60 days of March 2, 2006.

(8)	Does not include warrants that are exercisable into 1,290,250 shares of our common stock, shares of our Series E Convertible Preferred Stock currently convertible into 1,912,630 shares of our common stock, and Series G Convertible Preferred Stock currently convertible into 5,375,000 shares of our common stock, each upon 61 days advance written notice to us. The address of SDS is P.O. Box 174865, Cayman Corporate Center, 27 Hospital Road, Grand Cayman, E9.

(9)	Includes a maximum of 3,855,265 shares of our common stock issuable upon conversion of either of our Series E Convertible Preferred Stock or our Series G Convertible Preferred Stock, or warrants within 60 days of March 2, 2006. Does not include shares of our common stock in excess of 3,855,365 shares issuable upon conversion of either our Series E Convertible Preferred Stock or our Series G Convertible Preferred Stock or warrants, each within 61 days advance written notice to us. In the aggregate, North Sound Capital LLC holds preferred stock convertible into 7,349,550 shares of our common stock and warrants exercisable into 1,630,680 shares of our common stock. The address of North Sound Capital LLC is 20 Horseneck Lane, Greenwich, CT 06830.

(10)	Includes a maximum of 306,640 shares of our common stock issuable upon conversion of either our Series E Convertible Preferred Stock or our Series G Convertible Preferred Stock, or warrants within 60 days of March 2, 2006. Does not include shares of our common stock in excess of 306,640 shares issuable upon conversion of either our Series E Convertible Preferred Stock or our Series G Convertible Preferred Stock, or warrants, each within 61 days advance written notice. In the aggregate, New Spring Ventures holds preferred stock convertible into 1,852,354 of our common stock and warrants exercisable into 467,070 shares of our common stock. The address of New Spring Ventures is 500 N Gulph Road, Suite 500, King of Prussia, PA 19406.

(11)	Includes 1,023,795 shares of our common stock issuable upon conversion of our Series E Convertible Preferred Stock within 60 days of March 2, 2006. The address of Hudson Ventures is 660 Madison Avenue, 14th Floor, New York, NY 10021.

(12)	Does not include 1,534,091 shares of our common stock issuable upon 61 days advance written notice to us. The address of Tak Investments LLC is 400 Professional Drive, Suite 420, Gaithersburg, MD 20879.

ITEM 12.	Certain Relationships and Related Transactions

We engaged Acquisition Management Services, or AMS, in October 2003 to perform temporary financial management duties to assist in reviewing potential strategic opportunities and to perform due diligence as well as transaction advisory services. For the year ended December 31, 2005 and 2004, we incurred $0 and $210,397, respectively, in fees for the services rendered by AMS. Accounts payable and accrued expenses due to AMS for the periods ended December 31, 2005 and 2004 were $0 and $12,261, respectively. AMS is wholly-owned by Mr. DiPiano, one of our directors.

On December 31, 2004, we completed our merger with Prescient Systems. Pursuant to the merger agreement, we issued 11.9 million shares of our common stock, 745.55 shares of our Series E Convertible Preferred Stock, 27.44 shares of our Series F Convertible Preferred Stock and warrants to purchase an additional 1,125,000 shares of our common stock to the former shareholders of Prescient Systems, including certain Prescient Systems’ shareholders that became our officers, directors and 10% stockholders. Our issuance of shares to the former shareholders of Prescient Systems constituted approximately 45% of the outstanding shares of each class of our capital stock after giving effect to the merger.

On December 31, 2004, we also entered into a stock purchase agreement with 20 investors, including certain of our affiliates, New Spring Ventures (and Michael DiPiano as an affiliate of NewSpring), SDS Capital Group SPC LTD, North Sound Capital LLC, Hudson Ventures and Jane Hoffer, providing for the issuance and sale of 150 shares of our Series F Convertible Preferred Stock at a price of $10,000 per share. Of the purchase price of $1.5 million, $1,150,000 was funded on December 31, 2004 and the remaining $350,000 was pre-funded prior to December 31, 2004. This transaction was contemplated by the Amended and Restated Agreement and Plan of Merger, dated as of May 24, 2004 by and among our predecessor, viaLink, and Prescient Systems. On December 31, 2004, we also issued 125 shares of our Series F Convertible Preferred Stock to the holders of certain secured notes issued from May through August 2004 upon conversion of these notes.

On April 12, 2005 and April 28, 2005, we received two bridge loans from Tak Investments, LLC for $250,000 in anticipation of the consummation of an equity financing that was completed on May 4, 2005. The bridge notes were converted in this financing and accrued interest was paid to Tak Investments, LLC in the form of 4,340 shares of our common stock. Concurrent with the closing of this financing, we executed a Remote Resourcing Agreement with an affiliate of Tak Investments, LLC. Under the terms of this five-year agreement, effective April 2005, we are currently receiving EDI VAN services. In addition, under the terms of the agreement, we are required to move our data center to an affiliate of Tak Investments, LLC at the conclusion of our HP contract which was expected to be October 2005. Finally, under the agreement, we are obligated to utilize Tak Investments, LLC for other technical and professional consulting services. These activities have not yet commenced. We are currently disputing certain amounts due to Tak Investments, LLC in connection with the Remote Resourcing Agreement. Damages related to this dispute are estimated to range from $210,000 to $357,000. At December 31, 2005, $210,000 has been accrued in connection with this dispute. Our total commitment to Tak under the term of the disputed Remote Resourcing Agreement is approximately $7.3 million, which represents approximately $3.6 million for data center services, as well as our current estimate of potential obligations for remaining services required to be performed by Tak under the agreement.

The May 2005 financing transaction resulted in the receipt of $1.75 million from Tak Investments, LLC, net of the proceeds received in connection with the issuance of the bridge notes and resulted in the issuance by us to Tak Investments, LLC of 5,113,036 shares of our common stock and warrants to purchase 1,534,091 shares of our common stock for $1.00 per share. As a result of the closing of this financing, we converted all of our issued and outstanding Series F Convertible Preferred Stock into (i) 239.9 shares of a newly created Series G Convertible Preferred Stock; (ii) 3,357,745 shares of our common stock; and (iii) warrants to purchase 2,643,292 shares of our common stock for $1.00 per share. The Series G Convertible Preferred Stock does not require the payment of dividends, and ranks senior to the common stock, but junior to our Series E Convertible Preferred Stock.

In connection with this financing, we were required to obtain $1.5 million of additional financing within 120 days from the closing, which we did not do. As a result, we were required to issue to Tak Investments, LLC an additional

5,113,636 shares of our common stock and lower the exercise price on 1,534,091 of the warrants issued to Tak Investments, LLC from $1.00 to $0.50 per share. As a result of the additional issuances to Tak Investments, LLC, the Certificate of Designation for our Series F Convertible Preferred Stock required us to issue to the former holders of our Series F Convertible Preferred Stock an additional 3,357,745 shares of our common stock and 240 shares of our Series G Convertible Preferred Stock. The additional shares of our common stock and Series G Convertible Preferred Stock were issued to the former holders of our Series F Convertible Preferred Stock on December 13, 2005. We failed to timely register shares issued to Tak Investments, LLC and former holders of our Series F Convertible Preferred Stock and penalties have been accrued in the amount of $182,000. In addition, there is a dispute over amounts due to Tak Investments, LLC in connection with the current contract. An estimate of the potential liability which could result ranges from $210,000 to $357,000. At December 31, 2005, $210,000 has been accrued in connection with this dispute.

ITEM 13.	Exhibits

The following are included as exhibits to this report. Exhibits incorporated by reference are so indicated.

Exhibit Number	Description
2.1	Amended and Restated Agreement and Plan of Merger, dated as of May 24, 2004, by and among the Registrant, viaLink Acquisition, Inc. and Prescient Systems, Inc. (1)

3.1	Amended and Restated Certificate of Incorporation of the Registrant (2)

3.2	First Amendment to Amended and Restated Certificate of Incorporation of the Registrant (3)

3.3	Amended and Restated Bylaws of the Registrant (4)

3.4	Certificate of Designation of the Series E Convertible Preferred Stock of the Registrant (3)

3.5	Certificate of Correction of the Certificate of Designation relating to the Series E Convertible Preferred Stock of the Registrant (5)

3.6	Certificate of Designation relating of the Series G Convertible Preferred Stock of the Registrant (6)

3.7	Certificate of Correction of the Certificate of Designation of Series G Convertible Preferred Stock of the Registrant (5)

3.8	Certificate Increasing the Maximum Number of the Series G Convertible Preferred Stock of the Registrant (5)

4.1*	Form of Certificate of Common Stock

4.2*	Form of Certificate of Series E Convertible Preferred Stock

4.3*	Form of Certificate of Series G Convertible Preferred Stock

4.4	Form of Warrant for Tak Investors to Purchase Shares of Common Stock of the Registrant (6)

4.5	Form of Warrant for Series F Preferred Holders to Purchase Shares of Common Stock of the Registrant (6)

4.6	Form of Warrant to purchase shares of Common Stock of Registrant issued to certain note holders (7)

4.7	Form of Warrant to purchase shares of Common Stock of Registrant issued to Purchasers of Series E and Series F Convertible Preferred Stock and Related Senior Secured Notes (8)

10.1†	1999 Stock Option/Stock Issuance Plan (9)

10.2*	1999 Stock Option/Stock Issuance Plan Form of Incentive Stock Option Agreement

10.3†	1999 Employee Stock Purchase Plan (10)

10.4	Form of Second Global Amendment Agreement entered into by and between Hewlett-Packard Company and the Registrant dated as of September 2002 (11)

10.5	Third Amendment to Office Lease Agreement dated November 2, 2004 (12)

10.6	Form of Series F Convertible Preferred Stock Purchase Agreement dated as of December 31, 2004 (3)

10.7††	Remote Resourcing Agreement, dated April 2005 by and between the Registrant and Healthcare BPO Partners, LP (13)

10.8	Registration Rights Agreement dated as of May 4, 2005 (6)

10.9	Common Stock and Warrant Purchase Agreement, dated May 4, 2005 by and among the Registrant and the purchasers named therein (6)

10.10†	Employment Agreement dated as of December 8, 2005, between the Registrant and Jane F. Hoffer (5)

10.11†	Employment Agreement dated as of December 8, 2005, between the Registrant and Thomas W. Aiken (5)

10.12	Form of Lock up Agreement issued by the Registrant to certain stockholders (6)

10.13	10% Demand Promissory Note between the Registrant as Issuer and Tak Investments, Inc. as Holder (14)

10.14	5% Demand Promissory Note between the Registrant as Issuer and Tak Investments, Inc. as Holder (15)

21*	Subsidiaries of the Registrant

23.1*	Consent of KPMG LLP

23.2*	Consent of Amper, Politziner & Mattia, P.C.

31.1*	Certification of Chief Executive Officer

31.2*	Certification of Chief Financial Officer

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer

*	Filed Herewith

†	Compensation plans and arrangements for executives and others.

††	Portions of this Exhibit were omitted and filed separately with the Secretary of the SEC pursuant to an application requesting confidential treatment pursuant to Rule 406 under the Securities Act.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 26, 2004.

(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2004 filed on March 31, 2005

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 4, 2005.

(4)	Incorporated by reference to the Registrant’s Post Effective Amendment No. 3 to Form SB-2/A filed on January 15, 2004 (File No. 333-101523)

(5)	Incorporated by reference to the Registrant’s Amendment No. 1 to form S-3 on Form SB-2 filed on January 20, 2006 (File No. 333-128752)

(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 5, 2005.

(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 11, 2003.

(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 1, 2004.

(9)	Incorporated by reference to the Registrant’s Definitive Proxy Statement filed on September 6, 2005

(10)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed on November 24, 1999 (File No. 333-91651)

(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 5, 2002.

(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 12, 2004.

(13)	Incorporated by reference to Amendment No. 4 of the Registrant’s Quarterly Report on Form 10-QSB for the three months ended June 30, 2005 as filed with the SEC on December 6, 2005

(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 14, 2005.

(15)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 4, 2005

ITEM 14.	Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed by Amper, Politziner & Mattia, P.C. during 2005 for assurance and related services that are reasonably related to the performance of the audit and interim quarterly review of our financial statements totaled $185,000 The aggregate fees billed by KPMG LLP during 2004 for assurance and related services that are reasonably related to the performance of the audit and interim quarterly review of our financial statements totaled.

$215,000. The aggregate fees billed by KPMG LLP for professional services rendered in connection with consents related to SEC filings totaled $15,000 for both 2005 and 2004.

Audit-Related Fees

Our current and former independent auditors did not render any additional professional services relating to the audit or review of our financial statements during 2005 and 2004.

Tax Fees

KPMG LLP did not render any professional services relating to tax compliance, tax advice or tax planning in 2005 or 2004. During 2005 and 2004, we received billings in the amount of $9,500 and $8,222, respectively, from Amper, Politziner & Mattia, P.C. in connection with preparation of tax returns for Prescient Systems, Inc.

All Other Fees

KPMG LLP did not render any other professional services to us during 2005 or 2004. Amper, Politziner & Mattia did not render any other professional services to us during 2005 or 2004.

Pre-Approval Policies and Procedures

Our audit committee has adopted a policy that requires advance approval of all audit, audit-related, tax services, and other services performed by the independent auditors. This policy provides for pre-approval by our audit committee of all audit and non-audit services. Our audit committee has delegated to the Chair of our audit committee authority to approve permitted services up to a certain amount provided that the Chair reports any decisions to our audit committee at our next scheduled meeting.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

Prescient Applied Intelligence, Inc.

Date: March 31, 2006	By:	/s/ Jane F. Hoffer
		Name:	Jane F. Hoffer
		Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Prescient and in the capacities and on the dates indicated.

Each person, in so signing also makes, constitutes, and appoints Jane F. Hoffer and Thomas W. Aiken, and each of them acting alone, as his or her true and lawful attorneys-in-fact, with full power of substitution, in his name, place, and stead, to execute and cause to be filed with the Securities and Exchange Commission any or all amendments to this report.

Signature	Title	Date

/s/ Jane F. Hoffer Jane F. Hoffer	President, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2006

/s/ Thomas W. Aiken Thomas W. Aiken	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2006

/s/ Daniel W. Rumsey Daniel W. Rumsey	Chairman of the Board of Directors	March 31, 2006

/s/ Warren D. Jones Warren D. Jones	Director	March 31, 2006

/s/ Mary Lou Fox Mary Lou Fox	Director	March 31, 2006

/s/ Patrick L. Kiernan Patrick L. Kiernan	Director	March 31, 2006

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements of Prescient Applied Intelligence, Inc.

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheet of Prescient Applied Intelligence, Inc. and subsidiaries as of December 31, 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Prescient Applied Intelligence, Inc. and subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for the year ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

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

/s/ Amper, Politziner & Mattia P.C.

March 3, 2006

Edison,	New Jersey

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Prescient Applied Intelligence, Inc. f/k/a The viaLink Company:

We have audited the accompanying consolidated balance sheet of Prescient Applied Intelligence, Inc. f/k/a The viaLink Company and its subsidiary as of December 31, 2004, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Prescient Applied Intelligence, Inc. f/k/a The viaLink Company and its subsidiary as of December 31, 2004, and the results of their operations and their cash flows for the year ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

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

/s/ KPMG LLP

Dallas, Texas

March 28, 2005

Prescient Applied Intelligence, Inc.

CONSOLIDATED BALANCE SHEETS

December 31,

	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$716,345	$1,476,975
Accounts receivable - net of allowance for doubtful accounts of $168,000 in 2005 and $199,000 in 2004	1,957,173	1,604,573
Prepaid and other current assets	138,009	232,703

Total current assets	2,811,527	3,314,251
Furniture, equipment and leasehold improvements, net	224,419	198,578
Intangible assets, net	2,143,750	2,243,750
Goodwill	17,380,456	17,495,727
Other assets	49,342	83,456

Total Assets	$22,609,494	$23,335,762

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$299,514	$730,688
Accrued expenses	1,340,864	1,154,516
Deferred revenues	1,083,216	1,038,350

Total current liabilities	2,723,594	2,923,554
Deferred maintenance - long-term portion	12,672	—
Stockholders’ equity:
Series E Preferred Stock, $.001 par value; 1,660 shares authorized; 1657 shares issued and outstanding at December 31, 2005 and 2004, (liquidation value $16,567,747 at December 31, 2005 and 2004	16,567,747	16,567,747
Series F Preferred Stock, $.001 par value; 395 shares authorized; 352 shares issued and outstanding at December 31, 2004	—	3,524,400
Series G Preferred Stock, $.001 par value; 480 shares authorized; 479.9 shares issued and outstanding at December 31, 2005 (liquidation value $4,798,838 at December 31, 2005)	4,798,838	—
Common stock, $.001 par value; 400,000,000 shares authorized; 43,645,703 and 26,686,801 shares issued and outstanding at December 31, 2005 and December 31, 2004, respectively	43,645	26,687
Additional paid-in-capital	103,501,178	102,993,888
Accumulated deficit	(105,034,162)	(102,700,514)
Cumulative translation adjustment	(4,018)	—

Total stockholders’ equity	19,873,228	20,412,208

Total liabilities and stockholders’ equity	$22,609,494	$23,335,762

The accompanying notes are an integral part of these consolidated financial statements.

Prescient Applied Intelligence, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the years ended December 31,

	2005	2004
Revenue:
Subscription services	$5,306,092	$4,893,691
Implementation fees	212,309	280,808
Licenses	558,621	—
Maintenance	1,572,241	—
Professional services	1,741,076	—

Total revenue	9,390,339	5,174,499

Operating expenses:
Customer operations and support	4,571,792	3,371,067
Development	1,393,375	1,548,651
Selling and marketing	2,171,666	720,130
General and administrative	2,887,728	2,174,640
Non-cash stock compensation	—	301,250
Depreciation and amortization	517,549	146,721

Total operating expenses	11,542,110	8,262,459

Loss from operations	(2,151,771)	(3,087,960)
Other income (expense):
Interest income (expense)	4,123	(3,466,052)
Income and franchise tax expense	(51,000)	—
Accrued damages to stockholders	(135,000)	—
Loss upon conversion of debt	—	(1,117,000)
Change in fair value of derivative and warrant liability	—	198,376

Net loss	(2,333,648)	(7,472,636)
Items attributable to preferred stock:
Stated dividends	—	(1,216,930)
Payment of damages to certain preferred shareholders	(87,750)	—

Net loss applicable to common stock	$(2,421,398)	$(8,689,566)

Net loss applicable to common stock per common share - basic and diluted	$(0.07)	$(0.89)

Weighted average common shares outstanding - basic and diluted	34,074,366	9,804,701

Comprehensive loss:
Net loss	$(2,333,648)	$(7,472,636)
Foreign currency translation adjustment	(4,018)	—

Comprehensive loss	$(2,337,666)	$(7,472,636)

The accompanying notes are an integral part of these consolidated financial statements.

Prescient Applied Intelligence, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the years ended December 31, 2004 and 2005

					Additional paid-in capital	Accumulated deficit	Cumulative translation adjustment
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount				Total
Balance, January 1, 2004	831	$9,974,850	181,573,035	$181,573	$81,981,051	$(95,227,878)	$—	$(3,090,404)
Exercise of stock options and warrants			499,124	499	(499)			—
Stock issued under employee stock purchase and option plans			70,949	71	4,652			4,723
Restricted stock issued to employees			1,250,000	1,250	80,000			81,250
Stock issued under employee separation agreements			5,000,000	5,000	215,000			220,000
Series D Preferred Stock conversion:
Conversion of Series D Preferred Stock	(831)	(9,974,850)						(9,974,850)
Issuance of Series E Preferred Stock and common stock	352	3,524,447	47,879,280	47,879	6,402,524			9,974,850
Proceeds from issuance of Series F Preferred Stock	115	1,150,000						1,150,000
Conversion of debt securities into preferred stock:
Conversion of notes payable into Series E Preferred Stock	559	5,587,800						5,587,800
Conversion of secured notes payable into Series F Preferred Stock	160	1,600,000			206,537			1,806,537
Loss upon conversion of debt					1,117,000			1,117,000
Interest paid-in-kind with common stock			10,092,069	10,093	613,311			623,404
Value assigned to warrants and common shares issued in connection with the issuance of notes payable and conversion into Series F Preferred Stock			27,250,000	27,250	1,171,334			1,198,584
Offering, net of placement and registration costs	50	500,000	1,914,846	1,915	(26,915)			475,000
Dividends on preferred stock					(1,216,930)			(1,216,930)

Prescient Applied Intelligence, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the years ended December 31, 2004 and 2005

					Additional paid-in capital	Accumulated deficit	Cumulative translation adjustment	Total
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
Dividends on preferred stock, paid in-kind with common stock			19,894,286	$19,894	$1,197,036			$1,216,930
Reverse stock split, December 31, 2004			(280,652,409)	(280,653)	280,653			—
Merger with Prescient Systems, Inc.	773	$7,729,900	11,915,621	11,916	10,969,134			18,710,950
Net loss for the year ended December 31, 2004						(7,472,636)	—	(7,472,636)

Balance, December 31, 2004	2,009	$20,092,147	26,686,801	$26,687	$102,993,888	$(102,700,514)	$—	$20,412,208

Issuance of common stock and warrants from the qualified financing, net of expenses and conversion of Series F Preferred Stock to common stock and Series G Preferred Stock	(112)	$(1,124,981)	8,471,381	$8,472	$3,000,799			$1,884,290
Issuance of common stock for interest on bridge financing			4,340	4	1,906			1,910
Issuance of common stock due to exercise of warrant			11,800	12	224			236
Issuance of common stock related to qualified financing			5,113,636	5,114	(5,114)			—
Issuance of stock without consideration for failure to timely complete additional financing	240	2,399,419	3,357,745	3,356	(2,402,775)			—
Payment of damages to certain preferred shareholders					(40,500)			(40,500)
Accrued damages to certain preferred stockholders					(47,250)			(47,250)
Net loss for the year ended December 31, 2005						$(2,333,648)		(2,333,648)
Foreign currency translation adjustment							$(4,018)	(4,018)

Balance, December 31, 2005	2,137	$21,366,585	43,645,703	$43,645	$103,501,178	$(105,034,162)	$(4,018)	$19,873,228

The accompanying notes are an integral part of these consolidated financial statements.

Prescient Applied Intelligence, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31

	2005	2004
Cash flows from operating activities:
Net loss	$(2,333,648)	$(7,472,636)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	517,549	146,721
Provision for bad debts	239,000	51,000
Non-cash stock compensation	—	301,250
Non-cash loss on conversion of debt	—	1,117,000
Mark-to-market derivative and warrant instruments	—	(198,376)
Non-cash interest expense	—	3,431,352
Increase (decrease) in cash for changes in:
Accounts receivable, net	(608,183)	57,488
Prepaid expenses and other assets	93,541	58,902
Accounts payable and accrued liabilities	(238,604)	293,840
Accrued damages to certain preferred stockholders	(47,250)
Deferred revenue	60,868	(52,186)

Net cash used in operating activities	(2,316,727)	(2,265,645)

Cash flows from investing activities:
Capital expenditures	(115,382)	(71,187)
Cash and cash equivalents acquired in connection with merger	—	724,840
Direct costs in connection with merger	(173,532)	(597,870)

Net cash (used in) provided by investing activities	(288,914)	55,783

Cash flows from financing activities:
Proceeds from issuance of stock	—	1,150,000
Proceeds from issuance of notes payable	—	2,625,000
Payment of damages to certain preferred stockholders	(40,500)	—
Offering, placement and registration costs	—	(25,000)
Payments of capital lease obligation	—	(229,549)
Proceeds from exercise of stock options, warrants and stock purchase plans	236	4,723
Proceeds from issuance of stock from qualified financing, net of expenses	1,886,200

Net cash provided by financing activities	1,845,936	3,525,174

Net (decrease) increase in cash and cash equivalents	(759,705)	1,315,312
Effect of foreign currency translation on cash balances	(925)	—
Cash and cash equivalents, beginning of period	1,476,975	161,663

Cash and cash equivalents, end of period	$716,345	$1,476,975

Supplemental schedule of non-cash activities
Interest on notes payable paid in-kind with common stock	$1,910	$623,404

Additional common stock issued for no consideration	$3,356	$—

Additional preferred stock issued for no consideration	$2,399,419	$—

Preferred stock, dividends, paid with common stock	$—	$1,216,930

Placement agent fees paid, issuance of notes payable and preferred stock	$—	$638,000

The accompanying notes are an integral part of these consolidated financial statements.

Prescient Applied Intelligence, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business and Summary of Significant Accounting Policies

General Description of Business — Prescient Applied Intelligence, Inc. was originally formed in 1985 as Applied Intelligence Group, an Oklahoma corporation. In 1998, we changed our name to The viaLink Company. In 1999, we reorganized as a Delaware corporation.

On December 31, 2004 we merged with Prescient Systems, Inc. (“Prescient Systems”) and changed our name to Prescient Applied Intelligence, Inc. (the “Merger”). In connection with the Merger, we recapitalized by converting all of our debt instruments to equity instruments, converted certain preferred stock instruments to common stock and other preferred stock issuances, effected a 20-for-1 reverse stock split and raised cash through the sale of equity instruments. (see Note 3)

We provide subscription-based business-to-business electronic commerce services that enable companies in the consumer packaged goods, retail and automotive industries to efficiently manage their highly complex supply chain information. These activities are referred to as advanced commerce offerings. We also sell supply chain planning solutions to consumer products companies, referred to as supply chain offerings. Our offerings allow manufacturers, wholesalers, distributors, sales agencies (such as food brokers) and retailers to plan, communicate and synchronize item, pricing and promotion information in a more cost-effective and accessible way than has been possible using traditional electronic and paper-based methods. We offer both advance commerce and supply chain applications in combined offerings to existing and potential customers and considers this one business segment.

Our customers range from small, rapidly growing companies to large corporations in the consumer packaged goods, retail and automotive parts retail industries and are geographically dispersed throughout the United States, Canada and the United Kingdom.

Basis of Presentation — Our financial statements include the accounts of Prescient Applied Intelligence, Inc. (formerly known as The viaLink Company) and our wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. On December 31, 2004, the merger with Prescient Systems was completed. Our balance sheet as of December 31, 2004 and 2005, includes the assets and liabilities of the combined companies. Our statements of operations and cash flows for the years ended December 31, 2004 do not include the operations of Prescient Systems. There were no intercompany balances or transactions to be eliminated as of December 31, 2004. Our statements of operations and cash flows for the year ended December 31, 2005 include the operations of the consolidated companies. Certain items have been reclassified to conform with the current presentation.

Use of Estimates — The preparation of financial statements in conformity with generally accepted accounting principles requires the use of management’s estimates and assumptions in determining the carrying values of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts for certain revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates include the carrying amount of long lived assets, intangible assets and goodwill, certain accrued expense and valuation allowances for accounts receivable and deferred income tax assets.

Cash and Cash Equivalents and Short-term Investments — For purposes of the statement of cash flows, all highly liquid investments with a maturity of three months or less at the time of purchase are considered to be cash equivalents. Similar investments with a maturity, at purchase, of more than three months are classified as short-term investments held to maturity and are carried at amortized cost. At December 31, 2004 and 2005, there were no cash equivalents.

Risks from Concentrations — Financial instruments which potentially subject us to concentrations of credit risk consist principally of temporary cash investments, notes receivable and accounts receivable. Temporary cash investments are placed with high credit quality financial institutions. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of individual accounts and their dispersion across different regions. We do not believe a material risk of loss exists with respect to the financial position due to concentrations of credit risk.

Revenues are dependent on large implementation and subscription fees from a limited number of customers. In 2004, three customers individually accounted for 12%, 9% and 5% of our revenues, respectively. In 2005, three customers individually accounted for 13%, 11% and 8% of our revenues, respectively. We will continue to be dependent upon revenues from a limited number of customers until we achieve market penetration. During 2005 and 2004 our statement of operations includes provisions for bad debt of $239,000 and $51,000, respectively. The allowance for doubtful accounts at 2005 and 2004 is $168,000 and 199,000, respectively. During 2005 and 2004 we wrote-off uncollectible accounts receivable of $292,000 and $32,000, respectively.

Trade Accounts Receivable — Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on historical write-off experience by industry and national economic data. Our customers in the consumer product goods and retail industries are affected by decreased corporate and consumer spending. We review the allowance for doubtful accounts monthly. Past due balances over 90 days are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. We do not have any off-balance-sheet credit exposure related to our customers.

Furniture, equipment and leasehold improvements — Furniture, equipment and leasehold improvements are stated at cost. Expenditures for repairs and maintenance are charged to expense as incurred. Upon disposition, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is reflected in operations for the period. Furniture and equipment are deprecated using the straight-line method over their estimated useful lives ranging from 2 to 10 years. Leasehold improvements are amortized over the lessor of the useful life or the lease term using the straight-line method.

Goodwill and Other Intangible Assets — Goodwill and other Intangible Assets represent the excess of costs over the fair value of the acquired assets of a business. Amortization expense for intangible assets with a finite life recorded in the year ended December 31, 2005 was $400,000. Estimated amortization expense for the next five years is $400,000 in each year 2006 through 2009 and $100,000 in 2010. Goodwill and intangible assets acquired in the purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of FASB Statement No. 142, Goodwill and Other Intangible Assets. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

Determining fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual results may differ from those estimates. Our goodwill impairment analysis, which was performed as of December 31, 2005, did not result in an impairment charge. We based our determination on a valuation completed by an outside consulting firm using estimates and assumptions provided by management.

Impairment of long-lived assets — In accordance with FASB Statement No. 144, long-lived assets, such as software, furniture, equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or the fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. Our impairment analyses did not result in an impairment charge through December 31, 2005.

Revenue Recognition. We generate revenues from monthly subscriptions to our advance commerce services. Additionally, we generate revenues from the sale of licenses of our supply chain planning software along with related maintenance revenue. We also provide professional services to our customers.

Subscriptions - For use of our subscription advance commerce service, customers pay either a flat monthly subscription rate or a rate based on the number of trading partners and the size and complexity of the trading relationships. Other services are available for additional monthly subscription fees. Subscription advance commerce services are provided by and are resident on our database servers. Customers gain access to and use our advance commerce services through means ranging from Internet web browsers to fully automated batch interfaces imbedded in the customer’s IT systems. For new advanced commerce transactions, customers are charged an implementation fee ranging from $200 for an on-line implementation to more than $100,000 for complex supplier and retailer installations, and such fees are due in advance, are nonrefundable and are separately priced from the use of advance commerce services. Implementation fees are separately priced based on time and materials. Complex implementation costs consist primarily of labor by technical support personnel to configure customer data and establish a connection to our advance commerce services. Basic implementation services, including training the customer on how to use these services and how to format and populate the database with the customer’s data, are provided to all customers. Services beyond the basic implementation services include consulting services that help customers modify their own IT systems and procedures to enable more automated interfaces with our advance commerce services. We have no obligation to perform any future implementation services and no additional implementation services are necessary upon renewal of the service by the customer.

We recognize revenues for our subscription and basic implementation services ratably over the term of the subscription arrangement. Revenues collected in advance are deferred and recognized as earned. We recognize implementation fees and associated costs for the more involved implementation activities as the services are provided. Implementation fees and associated direct costs to provide basic implementations are deferred and recognized over the period the subscription-based services are provided. Implementation fees and associated direct costs for basic implementations are deferred because we do not have an objective basis to determine the fair value of the basic implementation services and they are essential to subscription to our services. The fair value of more involved implementation activities is established using a residual method and generally equals the amount charged by us based on time and materials.

In cases where customers are charged a “per use” fee, we recognize revenues for subscription fees for customer use of services as these services are provided. Revenues collected in advance and revenues dependent upon future performance criteria are deferred and recognized as earned and those performance criteria are met.

License and maintenance - Software license revenue is recognized upon shipment of the software product, where no significant obligations by us exist, the payment is fixed or determinable, the arrangement is evidenced by an agreement and collection is probable. Maintenance revenues are recognized ratably over the maintenance period, in accordance with the terms of the related agreements. We use the residual method of allocating a portion of the total fee to maintenance and license fees when both are included in the total contract fee (license and maintenance). Service revenues, including training and implementation consulting, are separately priced and are recognized as the services are performed, based upon the fair value of services performed.

Professional services revenue is recorded as service is performed. A Professional Services Agreement is a time and materials agreement for services provided by us for new and existing customers. Professional services performed include implementation, training, audit assessment, upgrades, and enhancements.

Development — We incurred costs and expenses of approximately $1.4 million and $1.5 million, for product development in 2005 and 2004, respectively. We have not capitalized these costs. Previously capitalized software is fully depreciated at December 31, 2005. Capitalization of costs for internal use software begins after the preliminary project stage and ends when the software is substantially complete and ready for its intended use. We also capitalize certain of these costs for software to be sold beginning when technological feasibility has been established and ending when the product is available for customers. Capitalized software development costs are amortized using the straight-line method over the estimated useful life of three to five years and are subject to impairment evaluation in accordance with the provisions of SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Earnings Per Share — Basic earnings per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income (loss) by the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Diluted earnings per share also includes the impact of convertible debt, if dilutive, using the if-converted method. Our diluted earnings per share is the same as the basic earnings per share for 2005 and 2004 because our common stock equivalents are anti-dilutive.

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

Foreign Current Translations — The financial statements of our foreign subsidiary have been translated in accordance with SFAS No. 52 “Foreign Currency Translation”. Our subsidiaries assets and liabilities are translated into US dollars at the year-end rate of exchange. Income and expense items are translated at the average exchange rate during the year. The resulting foreign currency translation adjustment is included in stockholders’ equity and shown as “Cumulative Translation Adjustment”. Transaction gains and losses are recorded in the consolidated statement of operations.

Debt Discount and Beneficial Conversion Feature — Our notes payable contained certain provisions allowing at the option of the holder, the conversion of the principal amount of each of the notes into our equity securities. We determined these provisions created a beneficial conversion ratio.

We allocate the proceeds from issuance of the notes payable, the beneficial conversion ratio at the issuance date and warrants to each instrument based on their relative fair values. The sum of the relative fair value of the warrants and the intrinsic value of the beneficial conversion ratio of the notes payable was determined to be in excess of the total proceeds received by us; therefore, the entire proceeds is considered a non-cash debt discount. We estimate the fair value of warrants and beneficial conversion feature using the Black-Scholes option valuation model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. These equity linked securities have characteristics significantly different from those of traded options and changes in the subjective input assumptions can materially affect the fair value estimate. The resulting debt discount is being amortized as interest over the life of each of the notes payable. The debt discount was recorded at the date of each issuance and the amortization of the debt discount is included in the determination of net loss as interest expense.

In certain cases in 2004 the amounts allocated to the beneficial conversion feature were treated as an embedded derivative and the amounts allocated to warrants were also recorded as a liability. These liabilities were marked to market quarterly and any resulting change in fair value was recorded on our statement of operations. All such notes and embedded derivatives were converted into other instruments as of December 31, 2004.

Preferred Stock Classification — We follow SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS No. 150). SFAS No. 150 modifies the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS No. 150 requires that those instruments be classified as liabilities. We do not have any preferred stock or other financial instruments outstanding at December 31, 2005 that should be classified as a liability.

Stock Based Compensation — We use the intrinsic-value method as provided by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” in accounting for our various fixed stock option plans and our employee stock purchase plan (“ESPP”) and provide pro forma disclosures of the compensation expense determined under the fair value provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” Accordingly, we did not recognize compensation expense upon the issuance of certain of its stock options because the option terms were fixed and the exercise price equaled the market price of our common stock on the date of grant.

Pro forma information regarding net loss and loss per share is required by and has been determined as if we had accounted for our employee stock options under the fair value method defined by SFAS No. 123 and amended by SFAS No. 148. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for options granted in each of the following fiscal years ended December 31, (no options were granted in 2004):

2005
Interest rates, (Zero-coupon U.S. Government Bonds issued with remaining life equal to expected term of options	4.45%
Dividend yields	0.00%
Volatility factors of our common stock	115%
Weighted average expected life	6 years
Resulting weighted average grant date fair value	$.18
Additional expense under fair value method	$378,550

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our stock options.

The following table displays the effect on net loss and loss per share had the fair value method been applied during each of the following periods:

	2005	2004
Basic and diluted:
Net loss applicable to common stock, as reported	$(2,421,398)	$(8,689,566)
Stock-based compensation included in the determination of net loss under APB No. 25	—	301,250
Stock-based compensation to be included the determination of net loss under SFAS No. 123	(106,221)	(561,814)

Net loss	$(2,527,619)	$(8,950,130)

Net loss applicable to common stock, per common share:
As reported	$(0.07)	$(0.89)
Pro-forma	$(0.07)	$(0.91)
Average weighted shares outstanding	34,074,366	9,804,701

In situations where we issue shares to employees or former employees, we recognize expense based upon the fair value of the stock at the date of issuance. Such expense was $0 in 2005, as compared to $301,000 in 2004.

Recently Issued Accounting Standards – In March 2005, FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations – an Interpretation of FASB Statement No. 143” (“FIN 47”). This Interpretation clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. This Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This Interpretation is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005, for calendar-year enterprises). We adopted FIN 47 during the first quarter of 2005 and the adoption did not have a material effect on our financial position or results of operations.

In December 2004, the FASB issued FASB Statement No. 123 (revised 2004), “Share-Based Payment,” which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. This Statement is a revision to Statement 123 and supersedes APB Opinion No. 25. Accounting for Stock Issued to Employees, and its related implementation guidance, this statement will require measurement of the cost of employee services received in exchange for stock compensation based on the grant-date fair value of those awards. This statement will become effective for us on January 1, 2006. . The value of the unvested stock options at December 31, 2005 is approximately $379,000. This amount will be expensed in the future over the remaining vesting period, which is approximately three years.

In December 2004, FASB issued FASB Statement No. 153, Exchanges of Nonmonetary Assets, which eliminates an exception in APB 29 for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. This Statement became effective for us for nonmonetary asset exchanges occurring on or after January 1, 2006. We do not anticipate this to have a material impact.

In May 2005, the FASB issued FASB Statement No. 154, Accounting Changes and Error Corrections, which addresses the accounting and reporting for changes in accounting principles. FAS 154 replaces APB 20 and FIN 20 and is effective for accounting changes in fiscal years beginning after December 31, 2005. This Statement applies to all voluntary changes in accounting principle. This Statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This Statement redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. We do not anticipate this to have a material impact.

In February 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” (“FAS 155”). FAS 155 amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” FAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. FAS 155 was issued to improve financial reporting by eliminating the exemption from applying Statement 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. Providing a fair value measurement election also results in more financial instruments being measured at what the FASB regards as the most relevant attribute for financial instruments, fair value. FAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. At adoption, any difference between the total carrying amount of the individual components of the existing bifurcated hybrid financial instrument and the fair value of the combined hybrid financial instrument should be recognized as a cumulative-effect adjustment to beginning retained earnings. We do not expect the adoption of FAS 155 to have a material impact on our financial condition or results of operations.

2.	Liquidity and Going Concern

Our principal potential sources of liquidity are cash on hand, cash generated from current revenues and cash provided from financing activities. As of December 31, 2005, we had cash and cash equivalents of $716,345. Based on our most recent projections, we believe our current level of liquid assets and the expected cash flows from contractual revenue arrangements will not be sufficient to finance our capital requirements and anticipated operating losses through 2006. We will require additional capital in the near future. We retained an investment banker in March 2006 to assist us in raising capital. There are, however, no assurances that funding will be available when we need it on terms that we find favorable, if at all.

During the twelve months ended December 31, 2005, $2.3 million was used in our operating activities. Cash used in operating activities during 2005 reflects a net loss of $2.3 million. Cash used in operating activities also reflects $518,000 of depreciation and amortization. Primary uses of cash include a decrease in accounts payable and accrued liabilities of $239,000 relating mainly to higher legal, and accounting fees paid, partially offset by amounts due to Tak Investments, LLC and an increase in accounts receivable, net of provision for bad debt, of $369,000 due to a higher revenue base with additional revenue categories including licenses, maintenance and professional fee billings. There is a dispute over amounts due to Tak Investments, LLC over unpaid fees related to the new data center and certain other services. An estimate of the liability is between $210,000 and $357,000. At December 31, 2005, $210,000 has been accrued in connection with this dispute. Our total commitment under the term of the disputed Remote Resourcing Agreement is approximately $7.3 million, which represents approximately $3.6 million for data center services, as well as our current estimate of potential obligations for remaining services required to be performed by Tak under the agreement. The Remote Resourcing Agreement is for a term of five years beginning April 2005.

During the twelve months ended December 31, 2005, approximately $289,000 was used in our investing activities reflecting capital expenditures of $115,000, which was for telephone and computer equipment, as well as $174,000 for merger related expenses. During 2004, our capital expenditures were $71,000.

Effective May 4, 2005, we closed a financing transaction pursuant to which we received $2,250,000 (gross) or $1,895,000 (net) of new financing. This new capital was initially received as bridge notes payable for a total of $500,000. The bridge note funds were received on April 12, 2005 ($250,000) and April 28, 2005 ($250,000) and these notes, including interest, were converted to common stock along with $1,750,000 of additional cash at the closing of this financing in May 2005.

This financing transaction resulted in the issuance by us to Tak Investments, LLC of 5,113,036 shares of our common stock and warrants to purchase 1,534,091 shares of our common stock for $1.00 per share. As a result of the financing, we converted all of our issued and outstanding Series F Convertible Preferred Stock into (i) 239.9 shares of newly created Series G Convertible Preferred Stock; (ii) 3,357,745 shares of our common stock; and (iii) warrants to purchase 2,643,292 shares of our common stock for $1.00 per share. In connection with dilutive issuances of stock options, the exercise price of these warrants were reduced to $.96 per share.

In connection with this financing, we were required to obtain $1.5 million of additional financing within 120 days from closing, which we did not do. As a result, we were required to issue to Tak Investments, LLC an additional 5,113,636 shares of our common stock and to lower the exercise price on 1,534,091 of the warrants issued to Tak

Investments, LLC from $1.00 to $0.50 per share. In connection with dilutive issuances of stock options, the exercise price of warrants issued to Tak were further reduced to $.49 per share. As a result of this additional issuance, the Certificate of Designation for our Series F Convertible Preferred Stock required us to issue to the former holders of our Series F Convertible Preferred Stock an additional 3,357,745 shares of our common stock and 240 shares of our Series G Convertible Preferred Stock. The additional shares of our common stock and Series G Convertible Preferred Stock were issued to the former holders of our Series F Convertible Preferred Stock on December 31, 2005. We do not believe any “beneficial conversion features” resulted from these transactions.

We have incurred operating losses and negative cash flow in the past and expect to incur operating losses in the future. Spending may increase in the future for further technology and product development and other technology and database costs. We expect to incur increases in sales related expense as additional sales management and sales representatives are hired.

Our current and former independent auditors issued their Independent Auditors’ Report on our consolidated financial statements for the fiscal year ended December 31, 2005 and 2004, respectively, with an explanatory paragraph regarding our ability to continue as a going concern. We have generated net losses for the years ended December 31, 2005 and 2004 and have an accumulated deficit of $105 million as of December 31, 2005. We have incurred operating losses and negative cash flow in the past and expect to incur operating losses and negative cash flow in the future. We have experienced lower new license signings for our supply chain solutions and delays in signing small supplier customers, which were an important component of expected subscription and implementation revenues for advance commerce. We continue to pursue sales efforts with (a) new retailers to create new communities, (b) small to medium size suppliers for the use of the supply chain software and (c) suppliers that will become subscribers to our advanced commerce services within existing and new hub communities.

We need additional capital in 2006 in order for us to execute our current business plan successfully. The amount of additional capital needed will be dependent upon (a) our services achieving market penetration, (b) the timing of additional customer signings, (c) the ability to maintain current decreased levels of spending, and/or (d) the amount, if any, of unanticipated expenditures. There can be no assurance as to whether, when or the terms upon which any such capital may be obtained. Any failure to obtain an adequate and timely amount of additional capital on commercially reasonable terms will have a material adverse effect on our business, financial condition and results of operations, including our ability to continue as a going concern. Refer to Note 9 for a summary of all commitments and contingencies for the next five years.

3.	Merger of Prescient Systems, Inc.

On December 31, 2004, we merged with Prescient Systems. Under the terms of the merger agreement, the security holders of Prescient Systems received 45% of the combined company’s outstanding fully-converted shares at closing, and our security holders continued to hold the remaining 55% of the combined company’s outstanding fully-converted shares at closing. Effective December 31, 2004, we changed our name and corporate identity to Prescient Applied Intelligence, Inc. Our balance sheet as of December 31, 2004 and December 31, 2005 includes the assets and liabilities of the combined companies, the financing transactions completed on December 31, 2004 and the allocation of purchase price to the assets acquired and liabilities assumed in connection with the merger. The statements of operations and cash flows for the year ended December 31, 2004 do not include the results of operations of Prescient Systems. The statements of operations and cash flows for the year ended December 31, 2005 reflects the combined activities commencing January 1, 2005.

The merger was accounted for as a purchase business combination. We were the acquirer. The assets acquired and the liabilities assumed of Prescient Systems have been adjusted to their respective fair values. The purchase price was allocated based on the fair value as follows (in thousands, except shares):

Consideration:
Issuance of Equity Securities:
Common stock (11,915,621)	$10,498,000
Common stock purchase warrants (warrants to purchase 1,125,000 shares)	256,000
Stock options exchanged (options to purchase approximately 625,000 shares)	227,000
Series E Preferred stock (746 shares)	7,456,000
Series F Preferred stock (27 shares)	274,000

Fair value of equity securities issued	18,711,000
Other direct costs incurred by Company	1,098,000

Adjusted purchase price	$19,809,000

Purchase price allocation:
Net working capital deficit assumed	(81,000)
Property and equipment	116,000
Other assets acquired	150,000
Identifiable intangibles, primarily software and customer contracts and relationships	2,244,000
Excess of cost over fair value of net identifiable assets	17,380,000

$19,809,000

The following unaudited pro-forma summary financial information for the year ended December 31, 2004 has been prepared to give effect of our combination with Prescient Systems. accounted for in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations.” The unaudited summary financial information for the year ended 2004 gives pro-forma effect to the merger as if the merger had occurred on the first day of the year.

The unaudited pro-forma summary financial information is based upon available information and upon certain estimates and assumptions that are believed to be reasonable. These estimates and assumptions are preliminary and have been made solely for the purposes of developing this pro-forma financial information. This unaudited pro-forma summary financial information is presented for illustrative purposes only and does not purport to be indicative of the results of operations of the combined company that would actually have been achieved had the transaction been completed for the period presented, or that may be obtained in the future. This unaudited pro-forma financial information is based upon our respective historical consolidated financial statements and those of Prescient Systems and the respective notes thereto.

Actual summary financial information for the year ended December 31, 2005 compared to pro-forma financial information for the year ended December 31, 2004 follows:

	2005 Actual	2004 Pro-Forma
	(in thousands except per share data)
Revenue	$9,390	$10,681
Loss from operations	(2,152)	(2,996)
Net loss	(2,334)	(7,075)
Net loss applicable to common stock	(2,421)	(8,292)
Net loss applicable to common stock per share	$(0.07)	$(0.31)

4.	Furniture, Equipment, Leasehold Improvements and Software Development Costs

Furniture, equipment and leasehold improvements at December 31, 2005 and 2004 consisted of the following:

	2005	2004
Furniture and fixtures	174,619	177,909
Computer equipment	2,983,101	2,898,460
Computer software	2,281,313	2,247,589
Leasehold improvements	68,514	65,890

	5,507,547	5,389,848
Less: accumulated depreciation	(5,283,128)	(5,191,270)

Furniture, equipment and leasehold improvements, net	224,419	198,578

Computer equipment in 2004 included $413,606 of assets under capital leases. This computer equipment is fully depreciated as of December 31, 2005. The capital leases were paid in full and the liability retired in 2004.

We incurred total costs of approximately $1.4 and $1.5 million for development of software in both 2005 and 2004, respectively. No amounts were capitalized in each of the two years. Previously capitalized developed software is fully depreciated as of December 31, 2005.

5.	Accrued Expenses

Accrued expenses at December 31, 2005 and 2004 consisted of the following:

	December 31,
	2005	2004
Accrued employee compensation	234,309	710,623
Accrued professional fees and contract labor	226,978	288,948
Accrued liability in connection with Remote
Resourcing Agreement (1)	231,236	—
Accrued royalty payments	74,383	48,413
Accrued damages to stockholders	182,250	—
Accrued obligation to placement agent	100,000	—
Other accrued expenses	291,708	106,532

Total accounts payable and accrued liabilities	$1,340,864	$1,154,516

(1)	The accrued liability in connection with the Remote Resourcing Agreement at December 31, 2005 is $231,236, of which $210,000 is in dispute.

6. Common Stock

A reconciliation of the numerator and the denominator used in the calculation of earnings (loss) per share is as follows:

	For the Years ended December 31,
	2005	2004
Basic and diluted:
Net loss applicable to common stock	$(2,421,398)	$(8,689,566)
Weighted average common shares outstanding	34,074,366	9,804,701

Net loss per share	$(0.07)	$(0.89)

For the year ended December 31, 2005 we had outstanding (a) options to purchase 2,958,411 shares at a weighted average exercise price of $2.02 (b) 8.2 million shares of common stock to be issued upon the conversion of Series E Preferred Stock at a conversion price of $2.00 per share (c) 10.9 million shares of common stock to be issued upon the conversion of Series G Preferred Stock at a conversion price of $.44 per share, and (d) warrants to purchase 7,230,110 common shares at exercise prices in the following table. These securities were outstanding but were not included in the computation of diluted earnings per share because the effect of these outstanding options, stock issuable upon conversion of Preferred Stock and warrants would be antidilutive.

Underlying Common Shares	Exercise Price
10,459	$0.02
409,091	0.48
1,534,091	0.49
2,766,018	0.96
2,500,000	2.00
5,000	3.00
2,500	6.00
2,952	203.20

7,230,111

For the year ended December 31, 2004 we had outstanding (a) options to purchase 1,225,374 shares at a weighted average exercise price of $10.16 (b) 10.0 million shares of common stock to be issued upon the conversion of Series E and F Preferred Stock at a conversion price of $2.00 per share, and (c) warrants to purchase 2,532,711 common shares at exercise prices in the following table. These securities were outstanding but were not included in the computation of diluted earnings per share because the effect of these outstanding options, stock issuable upon conversion of Preferred Stock and warrants would be antidilutive.

Underlying Common Shares	Exercise Price
22,259	$.02
2,500,000	2.00
5,000	3.00
2,500	6.00
2,952	203.20

2,532,711

7.	Stock Option and Stock Purchase Plans

Our 1999 Employee Stock Purchase Plan provides our eligible employees with the opportunity to purchase shares of our common stock through participation in a payroll deduction based employee stock purchase plan designed to operate in compliance with Section 423 of the Internal Revenue Code. The purchase price for shares of our common stock under the plan will be 85 percent of the per share fair market value on either the granting date or the exercise date, whichever market value is lower. The number of shares of common stock authorized and reserved for issuance under the Plan is 40,000 shares. For the year ended December 31, 2004, 3,547 shares of common stock have been purchased under our stock purchase plan. The stock purchase plan has been suspended, and no shares were issued during 2005 and 36,453 shares remain eligible to be purchased under the plan as of December 31, 2005.

Stock Option and Grant Plans — We adopted the 1999 Stock Option Plan/Stock Issuance Plan to attract and retain the services of individuals essential to our long-term growth and financial success. Officers and other key employees, non-employee board members and consultants and other advisors are eligible to receive option grants under the 1999 Plan.

We have reserved 4,800,000 shares of common stock for issuance over the ten year term of the 1999 Plan. This share reserve will automatically increase on the first trading day of each calendar year, beginning with the 2006 calendar year, by an amount equal to 1% of the shares of common stock outstanding on the last trading day of the immediately preceding calendar year, but in no event will such annual increase exceed 50,000 shares. Options may be granted under the 1999 Plan at an exercise price per share not less than the fair market value per share of common stock on the option grant date.

A summary of the stock option activity and related information follows for the years ended December 31, 2005 and 2004 is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding January 1, 2004	890,046	31.60
Granted	624,982	1.43
Exercised	—	—
Canceled	(289,654)	57.22

Outstanding December 31, 2004	1,225,374	10.16
Granted	2,097,168	0.21
Exercised	—	—
Canceled	(364,131)	19.01

Outstanding December 31, 2005	2,958,411	2.02

The following table summarizes information about stock options outstanding at December 31, 2005:

Range of Exercise Price	Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life	Exercisable	Weighted Average Exercise Price
$0.21	2,097,168	$0.21	9.9
$0.62	173,701	$0.62	9	173,701	$0.62
$1.00	261,554	$1.00	9	261,554	$1.00
$1.87	—	$1.87	9	—	$1.87
$1.90 to $2.00	169,900	$2.00	7.9	169,900	$2.00
$2.30	65,000	$2.30	6.6	65,000	$2.30
$2.49	52,311	$2.49	9	52,311	$2.49
$5.00 to $5.40	57,337	$5.13	5.6	57,337	$5.13
$5.67	38,213	$5.67	9	38,213	$5.67
$9.00	197	$9.00	0.2	197	$9.00
$11.80	2,400	$11.80	5.6	2,400	$11.80
$15.00	22,625	$15.00	3.6	22,625	$15.00
$19.40 to $20.80	1,230	$19.91	4.5	1,230	$19.91
$32.00	300	$32.00	5.5	300	$32.00
$45.00	—	$45.00	3	—	$45.00
$58.76	1,900	$58.76	4.4	1,900	$58.76
$72.25 to $76.25	1,600	$74.75	3	1,600	$74.75
$120.00	1,000	$120.00	4	1,000	$120.00
$178.12	5,450	$178.12	4.7	5,450	$178.12
$201.20	825	$201.20	4.4	825	$201.20
$304.38	4,900	$304.38	4	4,900	$304.38
$350.00	—	$350.00	4	—	$350.00
$805.00	800	$805.00	4.2	800	$805.00

At December 31, 2005	2,958,411	$2.02		861,243	$6.42

At December 31, 2004	1,225,374			1,225,374	$10.16

8.	Income Taxes

The differences in federal income taxes at the statutory rate and the provision for income taxes (which is consisting of state income and franchise taxes in 2005) for the years ended December 31, 2005 and 2004 are as follows:

	2005	2004
Income tax expense (benefit) at federal statutory rate	$(793,444)	$(2,540,696)
State income taxes	(140,955)	(298,905)
Effect of change of foreign valuation allowance and differences between U.S. and foreign rates	9,489	—
Reduction of valuation allowance to be credited to Additional paid-in capital	—	1,767,466
Benefit of net operating loss carryforwards	1,068,566	1,123,468
Change in valuation allowance for current year temporary differences	(246,595)	(53,997)
Other	153,935	2,664

Provision for income taxes	$51,000	$—

Deferred tax assets (liabilities) are comprised of the following:

	December 31,
	2005	2004
Deferred tax assets:
Allowance for doubtful accounts	$67,177	$75,687
Compensated absences	50,012	63,684
Depreciation and amortization	166,018	208,970
Deferred revenues	426,000	—
AMT credit carryforwards	36,274	41,133
Net operating loss carryforwards	40,666,073	35,303,951

	41,411,554	35,693,425
Valuation allowance	(41,411,554)	(35,693,425)

Net deferred tax assets	$—	$—

The discount and interest expense recognized in 2005 and 2004 for the value of the beneficial conversion feature in the notes payable and the value of the warrants issued were not recognized for income tax purposes. The tax deduction for stock-based compensation in 2005 and 2004 exceeds the cumulative expense for those options and warrants recognized for financial reporting purposes by approximately $12.2 million. This excess deduction is a component of the net operating loss carryforwards for which a deferred tax asset and corresponding valuation allowance of approximately $4.9 million have been recognized at December 31, 2005. When the net operating loss carryforwards are utilized for financial reporting purposes, this portion of the benefit will be credited directly to additional paid in capital.

At December 31, 2005, the we had net operating loss (NOL) carryforwards for federal and state purposes of approximately $101.6 million. The Federal and State NOL carryforwards begin to expire in 2012. Our ability to utilize the NOL carryforwards to reduce future taxable income may be limited under IRC Section 382 as a result of our change in ownership as a result of our acquisition of Prescient Systems.

SFAS 109 requires the recording of a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax asset depends on our ability to generate sufficient taxable income in the future. We have recognized a full valuation allowance for the amount of net deferred tax asset at December 31, 2005 and 2004 since there is uncertainty of realization.

9.	Commitments and Contingencies

We are party to a Remote Resourcing Agreement with an affiliate of Tak Investments, LLC. This agreement is for a term of five years effective April 2005. Under the terms of this agreement, we are to receive a number of services, including, without limitation, a new data center, EDI VAN services and technical and professional consulting services. These activities have not commenced through December 31, 2005, except for EDI VAN services. There is a dispute over amounts due to Tak Investments, LLC in connection with the Remote Resourcing Agreement. An estimate of the potential liability which could result ranges from $210,000 to $357,000. At December 31, 2005, $210,000 has been accrued in connection with this dispute. Our total commitment under the term of the disputed Remote Resourcing Agreement is approximately $7.3 million, which represents approximately $3.6 million for data center services, as well as our current estimate of potential obligations for remaining services required to be performed by Tak under the agreement.

We lease our office and storage space under operating leases. The terms range from month-to-month up to five years. We also lease office equipment under various non-cancelable lease agreements. Total facility rental expense in 2004 and 2005 were $298,000 and $484,000, respectively.

We amended our lease agreement for our Dallas office in February 2004. The amendment decreased the rented area from 21,696 square feet to 12,052 square feet within the same building. The basic monthly rent decreased effective

January 1, 2004 from $44,500 to $22,598. In November 2004 another amendment was executed to reduce the rented area further from 12,052 square feet to 11,658 square feet within the same building. The basic monthly rent decreased effective November 2004 from $22,598 to $21,859 through the end of the lease which is October 2006.

We amended our lease agreement for our West Chester office in February 2005. The amendment extended the lease agreement to April 30, 2010. The basic monthly rent effective January 2005 was $10,179 per month with annual increases of approximately 2% per year thereafter.

We entered into three equipment lease agreements in 2005. Each operating lease agreement is for a term of three years. We have the option to purchase equipment at its fair market value at the end of the lease term. The basic monthly rent is $4,748 per month for this equipment.

Future minimum lease payments under non-cancelable operating leases and commitments at December 31, 2005 follows:

Contractual Obligations	Total	Within 1 year	2 - 3 years	4 - 5 years
Rental lease obligations	$875,000	$351,000	$257,000	$267,000
Equipment lease obligations	152,000	57,000	95,000	—
Obligations under Remote Resourcing Agreement (1)	7,305,000	1,565,000	3,444,000	2,296,000
Obligations in connection with HP data center	426,000	426,000	—	—

	$8,758,000	$2,399,000	$3,796,000	$2,563,000

(1)	Includes $3.6 million for data center services, as well as our current estimate of the potential obligations for remaining services required to be performed by Tak under the Remote Resourcing Agreement.

10.	Legal Proceedings

We are not party to any legal proceedings.

11.	Retirement Plan

We have a profit sharing plan (the Plan) for certain eligible employees who have attained the age of 18 and completed one year of service. Under the Plan, employer contributions are made at management’s discretion. Participants may contribute up to 6% of earnings as eligible contributions and up to 15% of earnings in total for any Plan year. There can be a discretionary matching percentage of up to 100% of each participant’s total eligible contributions for a year. We made no contributions in 2004 or 2005.

12.	Convertible Preferred Stock

Series E

In May 2004, we completed a series of financing transactions that commenced in April 2003, by which we issued an aggregate $5.4 million principal amount of convertible promissory notes. The proceeds from these transactions had been used to fund our operations since early 2003. The holders of the convertible notes agreed that upon approval of our merger with Prescient Systems by our stockholders, all outstanding notes would be converted into Series E preferred stock. This conversion occurred on December 31, 2004. A portion of our Series D convertible preferred stock was also converted into Series E preferred stock during 2004, such that an aggregate of 911 shares were issued during 2004. Upon completion of the merger with Prescient Systems the shareholders of Prescient System received an additional 746 shares of Series E preferred stock. As of December 31, 2004 and December 31, 2005 there were a total of 1,657 shares of Series E preferred stock outstanding. The Series E preferred stock is convertible into shares of our common stock at an initial conversion price of $2.00 per share, and 18 months after being issued the Series E preferred shares will begin accruing dividends at a rate of 4% per annum. No accrual has occurred through December 31, 2005, however, the accrual is expected to commence in June 2006. The liquidation preference for the Series E preferred stock is $10,000 per share plus accrued dividends.

Series F

In May 2004, following completion of the convertible debt financing, we received funding commitments in the aggregate amount of $2.75 million. The funding commitments were from entities or their affiliates that were beneficial owners of our common stock, including the largest beneficial owner. The purpose of this financing was to fund operations through the completion of the merger with Prescient Systems. The first phase of this funding was made immediately prior to the execution of the merger agreement, at which time we issued 10% secured promissory notes in the aggregate principal amount of $1.25 million, together with common stock purchase warrants, referred to as the “bridge warrants,” which were exercisable for 625,000 shares of our common stock at an initial exercise price of $2.00 per share. The 10% convertible notes converted into 160 shares of our Series F preferred stock on December 31, 2004, upon the closing of the merger. The second phase of the approved funding was completed upon the closing of the merger. On December 31, 2004, we issued to the funding stockholders an additional 115 shares of our Series F preferred stock for an aggregate $1,150,000 at a price of $10,000 per share, together with bridge warrants exercisable for 750,000 shares of our common stock at an initial exercise price of $2.00 per share. Finally an additional 77.44 shares of our Series F preferred stock were issued to the shareholders of Prescient Systems and the placement agent in accordance with the merger agreement. As of December 31, 2004 there were a total of 352 shares of Series F preferred stock outstanding.

On May 4, 2005, we completed an equity financing and all shares of our Series F preferred stock automatically converted into 239.9419 shares of a newly created Series G preferred stock, 3,357,745 shares of common stock and 2,643,292 warrants to purchase our common stock at an exercise price of $1.00 per share. At conversion the Series F stockholders received a 10% conversion premium as per the original term of the issuance. This premium was offset by the conversion price being 10% above the market price on the day of conversion, resulting in no conversion expense. These stockholders received a penalty payment of $40,500 in the third quarter of 2005 because we failed to timely register the underlying shares of stock. Under EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to , and Potentially Settled in, a Company’s Own Stock”, we have estimated the fair value of the liability of such rights and the rights of Tak Investments, LLC are $182,000 as of December 31, 2005.

In connection with the May 2005 financing, we were required to obtain $1.5 million of additional financing within 120 days, which we did not do. As a result, the investors in the May 2005 financing received additional shares of our common stock and additional warrants. As a result of the additional issuances, in December 2005 we issued to the former holders of our Series F preferred stock an additional 3,357,745 shares of our common stock and 240 shares of our Series G preferred stock. As of December 31, 2005 there were no shares of our Series F preferred stock outstanding.

Series G

We also issued an additional 3,357,745 of common shares and 239.93 shares of our Series G preferred stock in December 2005 in connection with our failure to obtain additional equity financing as described above. As of December 31, 2005 we had 479.9 shares of Series G preferred stock outstanding.

On May 4, 2005, concurrent with the conversion of the Series F preferred stock and the qualified financing, we issued 239.9419 shares of Series G Preferred Stock. The Series G preferred stock earns no dividends and can be converted to common stock at an exchange rate of $0.44, which was the purchase price of common stock sold at the qualified financing on May 4, 2005. The liquidation preference for the Series G preferred stock is $10,000 per share.

13.	Notes Payable

Beginning on April 9, 2003, throughout 2003 we received $4.4 million in working capital funding from certain existing stockholders in exchange for the issuance of promissory notes. During 2004, we received an additional $2.6 million in working capital funding from the same investors in exchange for the issuance of promissory notes. The details of the various 2004 note issuances are as follows:

Between January 1, 2004 and February 5, 2004, we received proceeds of $1 million for promissory notes. Together with the 2003 notes issued, the promissory notes were originally due on the earlier of the six-month anniversary of the issuance of each note or the consummation of a proposed financing as defined in the note agreement. The notes bore interest, payable quarterly in cash or common stock, at 10% per annum. For each $10,000 in principal, the notes holders were issued warrants to purchase 50,000 shares of common stock at $.12 per share. The notes contained certain provisions allowing, at the option of the holder, the conversion of the principal amount of each of the notes into our equity securities. If the holder elected to convert the notes into equity securities, the principal amount of the note would convert into such amount of equity securities equal to 110% of the principal amount of the note. These provisions created a beneficial conversion ratio. The maturity dates for each of the promissory notes, which matured during 2004 and 2003, were extended to mature on February 28, 2005. No additional warrants or other consideration was issued as part of the note extensions. In connection with the completion and approval of the merger with Prescient Systems, the holders of the notes totaling $5.4 million issued in 2003 and in the first quarter of 2004 agreed to convert the face value into 545 shares of a newly designated Series E Convertible Preferred Stock upon shareholder approval of the merger which occurred on December 31, 2004. Each Series E is convertible into 5,000 common shares at a conversion price of $2.00 per share and beginning 18 months from the issuance date will pay a dividend of 4%. In connection with these issuances, we issued a promissory note in the amount of $138,000 in consideration for placement fees related to the promissory notes discussed above. These notes had the same terms and conditions as the notes discussed above. These notes also converted into 14 shares of Series E Convertible Preferred Stock on consummation of the merger.

The proceeds from issuance of the notes payable, the beneficial conversion ratio at the issuance date, and warrants were allocated to each instrument based on their relative fair values. The sum of the relative fair value of the warrants and the intrinsic value of the beneficial conversion ratio of the notes payable was determined to be in excess of the total proceeds received by us; therefore, the entire proceeds is considered a non-cash debt discount. The debt discount was amortized as interest over the life of each of the notes payable. The debt discount was recorded at the date of each issuance and the amortization of the debt discount is included in the determination of net loss as interest expense in 2004 and 2003.

Additionally, in May 2004, we received funding commitments for an additional $2.75 million. $1.6 million was funded through 10% secured promissory notes through December 30, 2004 and an additional $1.15 million of Series F Preferred stock was funded on December 31, 2004 in connection with the closing of the merger with Prescient Systems. The secured promissory notes automatically converted into our Series F Preferred Stock upon closing of the merger. Of the $1.6 million of promissory notes, $1.25 million was issued between May 4 and September 30, 2004. The notes bore interest, payable quarterly in cash or common stock, at 10% per annum, and were due on February 28, 2005, or upon the consummation of the merger with Precient Systems. In connection with the issuance of these notes, we issued warrants to purchase 1.375 million shares of common stock with an exercise price of $2.00 to the providers of this funding. The Series F Preferred Stock has an initial conversion price of $2.00 per share. Under the terms of the Series F Preferred Stock, the Series F Preferred Stock will convert into qualified equity financing that results in at least $3 million of gross proceeds to the merged company. On May 4, 2005, we completed an equity financing and all shares of our Series F preferred stock converted to a newly created Series G preferred stock (Note 12).

The proceeds from issuance of the $1.25 million secured promissory notes payable, the beneficial conversion ratio at the issuance date and warrants were allocated to each instrument based on their relative fair values. The fair value of the warrants is considered a non-cash debt discount. The debt discount is being amortized as interest over the life of each of the notes payable. The debt discount was recorded at the date of each issuance and the amortization of the debt discount is included in the determination of net loss as interest expense. Immediately prior to the merger, we executed a 20-for-1 reverse stock split, and as a result reclassified the warrant and derivative liability to equity. The related notes, net of remaining unamortized discount on the date of conversion in the amount of $6.7 million was transferred to equity. In addition, we recorded an expense of $1.1 million, which is included in Loss on Conversion of Debt on the consolidated statement of operations, related to inducing the conversion of the notes as we reduced the exercise price of the outstanding warrants issued with the promissory notes from $.12 to $0 per share.

14.	Selected Quarterly Data

Selected unaudited quarterly data are as follows:

	2005
	March 31,	June 30,	September 30,	December 31,
Revenues	$2,291,198	$2,471,594	$2,348,870	$2,278,677
Loss from Operations	(652,460)	(246,687)	(389,417)	(863,207)
Net loss	(651,071)	(244,008)	(388,493)	(1,050,076)
Net loss applicable to common stock	(651,071)	(244,008)	(428,993)	(1,097,326)
Net loss applicable to common stock per share	$(0.02)	$(0.01)	$(0.01)	$(0.03)

	2004
	March 31,	June 30,	September 30,	December 31,
Revenues	$1,201,764	$1,320,108	$1,311,541	$1,341,086
Loss from Operations	(759,363)	(470,851)	(464,822)	(1,392,924)
Net loss	(2,037,935)	(1,451,582)	(1,064,497)	(2,918,622)
Net loss applicable to common stock	(2,340,505)	(1,754,152)	(1,370,392)	(3,224,517)
Net loss applicable to common stock per share	$(0.26)	$(0.18)	$(0.14)	$(0.31)

INDEX TO EXHIBITS

Exhibit Number	Description
4.1	Form of Certificate of Common Stock

4.2	Form of Certificate of Series E Convertible Preferred Stock

4.3	Form of Certificate of Series G Convertible Preferred Stock

10.2	1999 Stock Option/Stock Issuance Plan Form of Incentive Stock Option Agreement

21	Subsidiaries of the Registrant

23.1	Consent of KPMG LLP

23.2	Consent of Amper, Politziner & Mattia, P.C.

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer