Form 10QSB
period 2006-03-31
Prescient Applied Intelligence, Inc.
filed 2006-05-15
CIK 1017137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

Commission file number: 000-21729

Prescient Applied Intelligence, Inc.

(Exact Name of Small Business Issuer as Specified in its Charter)

Delaware	73-1247666
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1247 Ward Avenue Suite 200 West Chester, Pennsylvania	19380
(Address of Principal Executive Offices)	(Zip Code)

(610) 719-1600

(Issuer’s Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

As of May 12, 2006, the issuer had 43,645,703 outstanding shares of Common Stock.

Transitional Small Business Disclosure Format (Check One): Yes  ☐    No  ☒

PART 1 — FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Prescient Applied Intelligence, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2006 and December 31, 2005

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$493,017	$716,345
Accounts receivable, net of allowance for doubtful accounts of $109,000 at March 31, 2006 and $168,000 at December 31, 2005	1,980,216	1,957,173
Prepaid and other current assets	150,972	138,009

Total current assets	2,624,205	2,811,527
Furniture, equipment and leasehold improvements, net	215,718	224,419
Intangible assets, net	2,043,750	2,143,750
Goodwill	17,380,456	17,380,456
Other assets	49,342	49,342

Total assets	$22,313,471	$22,609,494

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$548,134	$299,514
Accrued expenses	1,285,779	1,340,864
Deferred revenues	1,056,794	1,083,216

Total current liabilities	2,890,707	2,723,594
Deferred maintenance - long-term portion	12,672	12,672
Stockholders’ equity
Series E Preferred Stock, $.001 par value; 1,660 shares authorized; 1,657 shares issued and outstanding at March 31, 2006 and December 31, 2005 (liquidation value $16,567,747 at March 31, 2006 and December 31, 2005)	16,567,747	16,567,747
Series G Preferred Stock, $.001 par value; 480 shares authorized; 479.9 shares issued and outstanding at March 31, 2006 and December 31, 2005 (liquidation value $4,798,838 at March 31, 2006 and December 31, 2005)	4,798,838	4,798,838
Common stock, $.001 par value; 400,000,000 shares authorized; 43,645,703 shares issued and outstanding at March 31, 2006 and December 31, 2005	43,645	43,645
Additional paid-in-capital	103,731,020	103,501,178
Accumulated deficit	(105,725,902)	(105,034,162)
Cumulative translation adjustment	(5,256)	(4,018)

Total stockholders’ equity	19,410,092	19,873,228

Total liabilities and stockholders’ equity	$22,313,471	$22,609,494

The accompanying notes are an integral part of these condensed consolidated financial statements.

Prescient Applied Intelligence, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

For the three months ended March 31, 2006 and 2005

(unaudited)

	Three months ended March 31,
	2006	2005
Revenue:
Subscription services	$1,429,023	$1,323,506
Licenses	220,000	84,033
Maintenance	415,479	369,096
Professional services	348,039	514,563

Total revenue	2,412,541	2,291,198
Operating expenses:
Customer operations and support	1,089,838	1,092,129
Development	354,633	415,374
Selling and marketing	633,149	569,804
General and administrative	824,065	746,846
Depreciation and amortization	118,921	119,505

Total operating expenses	3,020,606	2,943,658

Loss from operations	(608,065)	(652,460)
Other income (expense):
Interest income (expense)	—	1,389

Net loss	(608,065)	(651,071)
Deemed Dividend on Series E Preferred Stock	(83,675)	—

Net loss applicable to common stockholder	$(691,740)	$(651,071)

Net loss per common share - Basic and diluted	$(0.02)	$(0.02)

Weighted average common shares outstanding - basic and diluted	43,645,703	26,686,801

Comprehensive loss:
Net loss	$(608,065)	$(651,071)
Foreign currency translation adjustment	(1,238)	(1,119)

Comprehensive (loss)	$(609,303)	$(652,190)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Prescient Applied Intelligence, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the three months ended March 31, 2006

(unaudited)

	Preferred Stock		Common Stock		Additional paid-in Capital	Accumulated Deficit	Cumulative translation adjustment	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2005	2,137	$21,366,585	43,645,703	$43,645	$103,501,178	$(105,034,162)	$(4,018)	$19,873,228
Deemed dividend on Series E Preferred Stock					83,675	(83,675)		—
Compensation expense in adoption of
SFAS 123R					146,167			146,167
Foreign currency translation adjustment							(1,238)	(1,238)
Net Loss						(608,065)		(608,065)

Balance, March 31, 2006	2,137	$21,366,585	43,645,703	$43,645	$103,731,020	$(105,725,902)	$(5,256)	$19,410,092

The accompanying notes are an integral part of these condensed consolidated financial statements.

Prescient Applied Intelligence, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2006 and 2005

(unaudited)

	Three months ended March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(608,065)	$(651,071)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	—	95,991
Depreciation and amortization	118,919	119,505
Non-cash stock compensation expense	146,167	—
Increase (decrease) in cash for changes in:
Accounts receivable	(23,043)	100,188
Prepaid expenses and other assets	(12,962)	28,670
Accounts payable and accrued expenses	193,535	(332,171)
Deferred revenue	(26,422)	(158,639)

Net cash used in operating activities	(211,871)	(797,527)

Cash flows from investing activities:
Additional costs for acquisition of Prescient Systems, Inc.	—	(170,232)
Capital expenditures	(10,219)	(31,571)

Net cash used in investing activities	(10,219)	(201,803)

Cash flows from financing activities:
Net cash provided by (used in) financing activities	—	—

Net decrease in cash and cash equivalents	(222,090)	(999,330)
Effect of foreign currency translation on cash balances	(1,238)	(2,233)
Cash and cash equivalents, beginning of period	716,345	1,476,975

Cash and cash equivalents, end of period	$493,017	$475,412

Supplemental schedule of non-cash transactions:
Deemed dividend on Series E Preferred Stock	$83,675	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Prescient Applied Intelligence, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

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

We provide subscription-based business-to-business electronic commerce services that enable companies in the consumer packaged goods, retail and automotive industries to efficiently manage their highly complex supply chain information. These activities are referred to as advanced commerce offerings. We also sell supply chain planning solutions to consumer products companies, referred to as supply chain offerings. Our offerings allow manufacturers, wholesalers, distributors, sales agencies (such as food brokers) and retailers to plan, communicate and synchronize item, pricing and promotion information in a more cost-effective and accessible way than has been possible using traditional electronic and paper-based methods. We offer both advance commerce and supply chain applications in combined offerings to existing and potential customers and consider this one business segment.

Our customers range from small, rapidly growing companies to large corporations in the consumer packaged goods, retail and automotive parts retail industries and are geographically dispersed throughout the United States, Canada and the United Kingdom.

2. Liquidity and Going Concern

Our principal potential sources of liquidity are cash on hand, cash generated from current revenues and cash provided from financing activities. As of March 31, 2006, we had cash and cash equivalents of $493,000. Based on our most recent projections, we believe our current level of liquid assets and the expected cash flows from contractual revenue arrangements will not be sufficient to finance our capital requirements and anticipated operating losses through the end of 2006. We will require additional capital in the near future. We retained an investment banker in March 2006 to assist us in raising capital. There are, however, no assurances that funding will be available when we need it on terms that we find favorable, if at all. The accompanying financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result should the Company be unable to continue as a going concern.

During the three months ended March 31, 2006, $212,000 was used in our operating activities. Adjustments to reconcile net loss to cash used in operating activities include an increase in accounts payable and accrued expenses of $194,000. There is a dispute over amounts due to Tak Investments, LLC (“Tak”) over unpaid fees related to our proposed new data center and certain other services to be provided under the terms of a Remote Outsourcing Agreement (“Outsourcing Agreement”). While management is currently negotiating a settlement with Tak, we have accrued certain expenses based on assumptions regarding performance under the Outsourcing Agreement. The Outsourcing Agreement is for a term of five years beginning April 2005. Assuming full performance under the terms of the Outsourcing Agreement, our total commitment under the term of the disputed Outsourcing Agreement is approximately $7.3 million, which represents approximately $3.6 million for data center services, as well as our current estimate of potential obligations for remaining services required to be performed by Tak.

During the three months ended March 31, 2006, approximately $10,000 was used in our investing activities reflecting capital expenditures.

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

This financing transaction resulted in the issuance by us to Tak of 5,113,636 shares of our common stock and warrants to purchase 1,534,091 shares of our common stock for $1.00 per share. As a result of the financing, we converted all of our issued and outstanding Series F Convertible Preferred Stock into (i) 239.93 shares of newly created Series G Convertible Preferred Stock; (ii) 3,357,745 shares of our common stock; and (iii) warrants to purchase 2,643,292 shares of our common stock for $1.00 per share. In connection with dilutive issuances of stock options, the exercise price of these warrants was reduced to $.95 per share.

In connection with this financing, we were required to obtain $1.5 million of additional financing within 120 days from closing, which we did not do. As a result, we were required to issue to Tak an additional 5,113,636 shares of our common stock and to lower the exercise price on 1,534,091 of the warrants issued from $1.00 to $0.50 per share. In connection with dilutive issuances of stock options, the exercise price of warrants issued to Tak was further reduced to $.48 per share. As a result of this additional issuance to Tak, the Certificate of Designation for our Series F Convertible Preferred Stock required us to issue to the former holders of our Series F Convertible Preferred Stock an additional 3,357,745 shares of our common stock and 239.93 shares of our Series G Convertible Preferred Stock. The additional shares of our common stock and Series G Convertible Preferred Stock were issued to the former holders of our Series F Convertible Preferred Stock on December 31, 2005. We do not believe any “beneficial conversion features” resulted from these transactions.

We have incurred operating losses and negative cash flow in the past and expect to incur operating losses in the future. Spending may increase in the future for further technology and product development and other technology and database costs. We expect to incur increases in sales related expense as additional sales management and sales representatives are hired.

Our independent auditors issued their Independent Auditors’ Report on our consolidated financial statements for the fiscal year ended December 31, 2005 with an explanatory paragraph regarding our ability to continue as a going concern. We have generated net losses for the three months ended March 31, 2006 and have an accumulated deficit of $106 million. We have incurred operating losses and negative cash flow in the past and expect to incur operating losses and negative cash flow in the future. We continue to pursue sales efforts with (a) new retailers to create new communities, (b) small to medium size suppliers for the use of the supply chain software and (c) suppliers that will become subscribers to our advanced commerce services within existing and new hub communities.

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

3. Basis of Presentation

The condensed consolidated financial statements include Prescient Applied Intelligence, Inc. and our wholly owned subsidiaries which consist of Prescient Systems Limited (a U.K. company), Prescient Systems, Inc. (a Delaware Corporation), and viaLink Operations, Inc. (a Pennsylvania corporation). Intercompany transactions and balances have been eliminated. Certain prior year balances have been reclassified to conform to the current year presentation. Such reclassifications did not affect total revenues, operating income or net income. Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2006.

4. Stock-Based Compensation

We have one equity incentive plan, the 1999 Stock Option Plan/Stock Issuance Plan (“the 1999 Plan”), under which a total of 4,850,000 shares of common stock have been authorized for issuance as of January 1, 2006 over the ten year term of the plan. This share reserve will automatically increase on the first trading day of each calendar year, beginning with the 2006 calendar year, by an amount equal to 1% of the shares of common stock outstanding on the last trading day of the immediately preceding calendar year, but in no event will such annual increase exceed 50,000 shares. Options may be granted under the 1999 Plan at an exercise price per share not less than the fair market value per share of common stock on the option grant date. Options are granted with a term of up to 10 years and generally become exercisable in installments over periods of up to three years.

We normally issue new shares to satisfy stock option exercises. A summary of stock option activity for the three months ended March 31, 2006 is presented in the following table.

	Shares	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual life (years)
Outstanding at January 1, 2006	2,958,411	$2.02
Granted	630,000	0.21
Exercised	—	—
Forfeited	(119,048)	0.21
Expired	(568)	4.75

Outstanding at March 31, 2006	3,468,795	$1.75	$4,300	8.18

Vested at March 31, 2006 and expected to vest	3,395,637	1.78	$3,913	8.15

Exercisable at March 31, 2006	1,593,995	$3.56	$—	6.70

We adopted SFAS No. 123R effective January 1, 2006. Prior to January 1, 2006, we applied the intrinsic value method of accounting for all stock-based employee compensation in accordance with APB No. 25 and related interpretations. We elected to use the modified prospective transition method for adopting SFAS No. 123R. Under this method, the provisions of SFAS No. 123R apply to all awards granted or modified after the date of adoption and to that portion of awards not fully vested as of the date of adoption. Accordingly, prior periods have not been restated. For the three months ended March 31, 2006, we recorded $146,000 of compensation cost for share-based payment arrangements in our Statements of Operations. The weighted-average fair value of stock options granted during the three months ended March 31, 2006 was $0.18. There were no stock options exercised during the three months ended March 31, 2006.

The fair value of stock options is determined using the Black-Scholes valuation model, which is the same model we previously utilized for valuing stock options for footnote disclosures required under SFAS No. 123 as amended by SFAS No. 148. During the three months ended March 31, 2006, the fair value of each stock option award was determined as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Expected volatility	110%
Expected term (years)	6.0
Risk-free interest rate	5.2% - 5.3%
Expected dividend yield	0%
Forfeiture rate	9%

Expected volatility is based solely on historical volatility of our common stock over the period commensurate with the expected term of the stock options. We rely solely on historical volatility because our traded options do not have sufficient trading activity to allow us to incorporate the mean historical implied volatility from traded options into our estimate of future volatility. The expected term calculation for stock options is based on the “simplified” method described in Staff Accounting Bulletin No. 107, Share-Based Payment. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for an instrument with a maturity that is commensurate with the expected term of the stock options. The dividend yield of zero is based on the fact that we have never paid cash dividends on our common stock, and we have no present intention to pay cash dividends.

As of March 31, 2006, there was $211,463 of total unrecognized compensation cost, which includes the impact of expected forfeitures related to unvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 2.6 years.

SFAS No. 123R requires us to present pro forma information for the comparative period prior to the adoption as if we had accounted for all our stock-based employee compensation under the fair value method of SFAS No. 123. The following table illustrates the effect on our net loss and basic and diluted net loss per share if we had recorded compensation expense for the estimated fair value of our stock-based employee compensation, consistent with SFAS No. 123:

Three months ended March 31, 2005
Net loss as reported	$(651,071)
Add: Stock-based employee compensation expense included in reported net loss	—
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards	(27,611)

Net loss - pro-forma	(678,682)

Basic and diluted net loss per share - as reported	$(0.02)

Basic and diluted net loss per share - pro-forma	$(0.02)

Our 1999 Employee Stock Purchase Plan provides our eligible employees with the opportunity to purchase shares of our common stock through participation in a payroll deduction based employee stock purchase plan designed to operate in compliance with Section 423 of the Internal Revenue Code. The purchase price for shares of our common stock under the plan will be 85 percent of the per share fair market value on either the granting date or the exercise date, whichever market value is lower. The number of shares of common stock authorized and reserved for issuance under the Plan is 40,000 shares. The stock purchase plan has been suspended, and no shares were issued during 2005 or 2006 and 36,453 shares remain eligible to be purchased under the plan as of March 31, 2006.

5. Reconciliation for Basic and Diluted Earnings per Share (“EPS”)

A reconciliation of the numerator and the denominator used in the calculation of earnings (loss) applicable to common stock per share is as follows for the three month periods ended March 31, 2006 and 2005, respectively.

	Three months ended March 31,
	2006	2005
Basic and diluted:
Net loss applicable to common stockholder	$(691,740)	$(651,071)
Weighted average common shares outstanding	43,645,703	26,686,801

Net loss per common share	$(0.02)	$(0.02)

For the three months ended March 31, 2006, Prescient had outstanding (a) options to purchase 3,468,795 shares at a weighted average exercise price of $1.75, (b) 8.4 million shares of common stock to be issued upon the conversion of the Series E preferred stock at a conversion price of $1.98 per share, (c) 10.9 million shares of common stock to be issued upon the conversion of the Series G preferred stock at a conversion price of $.44 per share, and (d) warrants to purchase 7,230,111 common shares at the exercise prices stated in the following table. These securities were outstanding but were not included in the computation of diluted earnings per share because the effect of these outstanding options, stock issuable upon conversion of preferred stock, and warrants would be antidilutive.

Underlying Common Shares attributable to outstanding warrants at March 31, 2006	Exercise Price
10,459	$0.02
1,943,182	0.48
2,766,018	0.95
2,500,000	2.00
5,000	3.00
2,500	6.00
2,952	203.20

7,230,111

For the three months ended March 31, 2005, Prescient had outstanding (a) options to purchase 1,204,981 shares at a weighted average exercise price of $10.08, (b) 10,045,000 shares of common stock to be issued upon conversion of the Series E and Series F preferred stock at a conversion price of $2.00 per share and (c) 2,532,711 warrants to purchase common shares at the exercise prices stated in the following table. These securities were outstanding but were not included in the computation of diluted earnings per share because the effect of these outstanding options, stock issuable upon conversion of preferred stock, and warrants would be antidilutive.

Underlying Common Shares attributable to outstanding warrants at March 31, 2005	Exercise Price
22,259	$0.02
2,500,000	2.00
5,000	3.00
2,500	6.00
2,952	203.20

2,532,711

6. Accrued Liabilities

Accrued expenses at March 31, 2006 and December 31, 2005 consisted of the following:

	March 31, 2006	December 31, 2005
Accrued employee compensation	$345,747	$234,309
Accrued professional fees and contract labor	86,061	226,978
Accrued royalty payments	44,913	74,383
Accrued damages to stockholders (see Note 8)	182,250	182,250
Accrued obligation to placement agent	100,000	100,000
Other accrued expenses	526,808	522,944

Total accrued expenses	$1,285,779	$1,340,864

7. Income Taxes

Prescient is required to record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax asset depends on our ability to generate sufficient taxable income in the future. We have recognized a full valuation allowance for the amount of net deferred tax asset at March 31, 2006 and December 31, 2005 since there is uncertainty as to the recoverability of the deferred tax asset.

8. Convertible Preferred Stock

Series E

In May 2004, we completed a series of financing transactions that commenced in April 2003, by which we issued an aggregate $5.4 million principal amount of convertible promissory notes. The proceeds from these transactions had been used to fund our operations since early 2003. The holders of the convertible notes agreed that upon approval of our merger with Prescient Systems by our stockholders, all outstanding notes would be converted into Series E preferred stock. This conversion occurred on December 31, 2004. A portion of our Series D convertible preferred stock was also converted into Series E preferred stock during 2004, such that an aggregate of 911 shares were issued during 2004. Upon completion of the merger with Prescient Systems the shareholders of Prescient Systems received an additional 746 shares of Series E preferred stock. As of March 31, 2006 and December 31, 2005 there were a total of 1,657 shares of Series E preferred stock outstanding. The Series E preferred stock was convertible into shares of our common stock at an initial conversion price of $2.00 per share, and 18 months after being issued the Series E preferred shares will begin accruing dividends at a rate of 4% per annum. No accrual has occurred through March 31, 2006; however, the accrual is expected to commence in June 2006. In connection with dilutive issuances of stock options, the conversion price for the Series E preferred was subsequently reduced to $1.98 per share as of March 2006. As a result, the Company recognized a deemed dividend to the Series E preferred stockholders in the amount of $83,675 for the three months ended 3/31/06. The liquidation preference for the Series E preferred stock is $10,000 per share plus accrued dividends.

Series F

In May 2004, following completion of the convertible debt financing, we received funding commitments in the aggregate amount of $2.75 million. The funding commitments were from entities or their affiliates that were beneficial owners of our common stock, including our largest beneficial owner. The purpose of this financing was to fund operations through the completion of the merger with Prescient Systems. The first phase of this funding was made immediately prior to the execution of the merger agreement, at which time we issued 10% secured promissory notes in the aggregate principal amount of $1.25 million, together with common stock purchase warrants, referred to as the “bridge warrants,” which were exercisable for 625,000 shares of our common stock at an initial exercise price of $2.00 per share. The 10% convertible notes converted into 160 shares of our Series F preferred stock on December 31, 2004, upon the closing of the merger. The second phase of the approved funding was completed upon the closing of the merger. On December 31, 2004, we issued to the funding stockholders an additional 115 shares of our Series F preferred stock for an aggregate $1,150,000 at a price of $10,000 per share, together with bridge warrants exercisable for 750,000 shares of our common stock at an initial exercise price of $2.00 per share. Finally an additional 77.44 shares of our Series F preferred stock were issued to the shareholders of Prescient Systems and the placement agent in accordance with the merger agreement. As of December 31, 2004 there were a total of 352 shares of Series F preferred stock outstanding.

On May 4, 2005, we completed an equity financing and all shares of our Series F preferred stock automatically converted into 239.9419 shares of a newly created Series G preferred stock, 3,357,745 shares of common stock and 2,643,292 warrants to purchase our common stock at an exercise price of $1.00 per share. At conversion, the Series F stockholders received a 10% conversion premium as per the original term of the issuance. This premium was offset by the conversion price being 10% above the market price on the day of conversion, resulting in no conversion expense. These stockholders received a penalty payment of $40,500 in the third quarter of 2005 because we failed to timely register the underlying shares of stock. Under EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, we have estimated the fair value of the liability of such rights and the rights of Tak are $182,000 as of December 31, 2005.

In connection with the May 2005 financing, we were required to obtain $1.5 million of additional financing within 120 days, which we did not do. As a result, the investors in the May 2005 financing received additional shares of our common stock and additional warrants. As a result of the additional issuances, in December 2005 we issued to the former holders of our Series F preferred stock an additional 3,357,745 shares of our common stock and 239.93 shares of our Series G preferred stock. As of December 31, 2005 there were no shares of our Series F preferred stock outstanding.

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

As discussed above, we also issued an additional 3,357,745 of common shares and 239.93 shares of our Series G preferred stock in December 2005 in connection with our failure to obtain additional equity financing as described above. As of March 31, 2006 and December 31, 2005 we had 479.9 shares of Series G preferred stock outstanding.

9. Related Parties

On April 12, 2005 and April 28, 2005, we received two bridge loans from Tak for $250,000 each in anticipation of the consummation of an equity financing that was completed on May 4, 2005. The bridge notes were converted in this financing and accrued interest was paid to Tak in the form of 4,340 shares of our common stock. Concurrent with the closing of this financing, we executed the Outsourcing Agreement with an affiliate of Tak. Under the terms of this five-year agreement, effective April 2005, we are currently receiving EDI VAN services. In addition, under the terms of the agreement, we are required to move our data center to an affiliate of Tak at the conclusion of our HP contract, which was expected to be October 2005. Finally, under the agreement, we are obligated to utilize Tak for other technical and professional consulting services. These activities have not yet commenced.

There is a dispute over amounts due to Tak over unpaid fees related to our proposed new data center and certain other services to be provided under the terms of an Outsourcing Agreement. While management is currently negotiating a settlement with Tak, we have accrued certain expenses based on assumptions regarding performance under the Outsourcing Agreement. The Outsourcing Agreement is for a term of five years beginning April 2005.

Assuming full performance under the terms of the Outsourcing Agreement, our total commitment under the term of the disputed Outsourcing Agreement is approximately $7.3 million, which represents approximately $3.6 million for data center services, as well as our current estimate of potential obligations for remaining services required to be performed by Tak.

The May 2005 financing transaction resulted in the receipt of $1.75 million from Tak net of the proceeds received in connection with the issuance of the bridge notes and resulted in the issuance by us to Tak of 5,113,636 shares of our common stock and warrants to purchase 1,534,091 shares of our common stock for $1.00 per share. As a result of the closing of this financing, we converted all of our issued and outstanding Series F Convertible Preferred Stock into (i) 239.9 shares of a newly created Series G Convertible Preferred Stock; (ii) 3,357,745 shares of our common stock; and (iii) warrants to purchase 2,643,292 shares of our common stock for $1.00 per share. The Series G Convertible Preferred Stock does not require the payment of dividends, and ranks senior to the common stock, but junior to our Series E Convertible Preferred Stock.

In connection with this financing, we were required to obtain $1.5 million of additional financing within 120 days from the closing, which we did not do. As a result, we were required to issue to Tak an additional 5,113,636 shares of our common stock and lower the exercise price on 1,534,091 of the warrants issued to Tak from $1.00 to $0.50 per share. As a result of the additional issuances to Tak, the Certificate of Designation for our Series F Convertible Preferred Stock required us to issue to the former holders of our Series F Convertible Preferred Stock an additional 3,357,745 shares of our common stock and 239.93 shares of our Series G Convertible Preferred Stock. The additional shares of our common stock and Series G Convertible Preferred Stock were issued to the former holders of our Series F Convertible Preferred Stock on December 31, 2005. We failed to timely register shares issued to Tak and former holders of our Series F Convertible Preferred Stock and penalties have been accrued in the amount of $182,000.

ITEM 2.	Management’s Discussion and Analysis or Plan of Operation

You should read the following discussion and analysis of our financial condition and results of operation in conjunction with our financial statements and related notes. In addition to historical information, this discussion and analysis contains forward-looking statements based on current expectations that involve risks, uncertainties and assumptions. Our actual results and the timing of events may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the “Additional Factors That May Affect Future Results” section in this report on Form 10-QSB.

This Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Those statements are therefore entitled to the protection of the safe harbor provisions of these laws. These forward-looking statements, which are usually accompanied by words such as “may,” “might,” “will,” “should,” “could,” “intends,” “estimates,” “predicts,” “potential,” “continue,” “believes,” “anticipates,” “plans,” “expects” and similar expressions, involve risks and uncertainties, and relate to, without limitation, statements about our market opportunities, our strategy, our competition, our projected revenue and expense levels and the adequacy of our available cash resources. This Form 10-QSB also contains forward-looking statements attributed to third parties. These statements are only predictions based on current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or forecasted in, or implied by, such forward-looking statements, including those factors discussed in the “Additional Factors That May Affect Future Results” section in this report on Form 10-QSB.

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

We generate substantially all of our revenue from within the United States. During the three months ended March 31, 2006, approximately 98% of our total revenue was generated within the United States. Approximately 2% of our total revenue was generated from the United Kingdom during this three month period.

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

Allowance for Doubtful Accounts. Our allowance for doubtful accounts relates to trade accounts receivable. The allowance for doubtful accounts is an estimate prepared by management based on identification of the collectibility of specific accounts and the overall condition of the receivable portfolios. We specifically analyze individual customer balances in trade receivables, historical bad debts, customer credit, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Likewise, should we determine that we would be able to realize more of our receivables in the future than previously estimated, an adjustment to the allowance would increase income in the period such determination was made. The allowance for doubtful accounts is reviewed on a quarterly basis and adjustments are recorded as deemed necessary.

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

Goodwill and Other Intangible Assets – Goodwill and other Intangible Assets represent the excess of costs over the fair value of assets of a business acquired. Goodwill and intangible assets acquired in the purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of FASB Statement No. 142, Goodwill and Other Intangible Assets. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. The occurrence of certain events may be indicators that goodwill is impaired and therefore require us to test for impairment other than annually.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2006 (“2006”) to the Three Months Ended March 31, 2005 (“2005”)

Revenues. Our revenues are comprised of revenues for subscriptions and implementation fees for our advanced commerce solutions, as well as license, maintenance and services revenues for our retail-centric solutions. The following table sets forth for the periods indicated the components of revenue included in our consolidated statements of operations:

	Three months ended March 31,
	2006	2005
Revenues:
Subscription services	$1,429,023	$1,323,506
Licenses	220,000	84,033
Maintenance	415,479	369,096
Professional services	348,039	514,563

	$2,412,541	$2,291,198

Subscription revenues have increased 8% to $1,429,000 for the three months ended March 31, 2006, as compared to $1,324,000 for the same period in 2005. One new customer was added over the same period in the prior year. Three customers accounted for the increased subscription revenue. Continued subscription revenue growth is dependent upon the number of subscribers to these services and how many trading partners with which they are exchanging data (“connections”) and is also dependent upon increasing the number of connections between our existing customers and adding new customers. The rate at which the connections increase can vary significantly from one customer to another depending upon each company’s deployment strategy.

License revenues were $220,000 for the three months ended March 31, 2006, as compared to $84,000 for the same period in 2005. We sold three new perpetual licenses in the three months ended March 31, 2006 as compared to one perpetual license for the same period in 2005.

Maintenance revenues were $415,000 for the three months ended March 31, 2006, as compared to $369,000 for the same period in 2005. This increase is primarily the result of new customers and increases in annual renewals.

Professional services revenue which includes implementation was $348,000 for the three months ended March 31, 2006, as compared to $515,000 for the same period in 2005. There were no license sales during the three months ending December 31, 2005, which directly impacted professional services and implementation revenue during the three months ended March 31, 2006.

Customer Operations and Support. Customer operations and support expense consists of personnel costs associated with implementation, consulting and other services and costs of operating, maintaining and accessing technical operations and hosting facilities in support of our advance commerce offerings. Customer operations and support expense also includes the cost of providing support and maintenance to customers. Our customer operations and support expense decreased to $1,090,000 for the three months ended March 31, 2006, as compared to $1,092,000 for the same period in 2005. These costs increased due to higher maintenance expenses. This was offset by decreases in personnel costs and related recruiting fees of $113,000, and decreases in data communication of $17,000. The headcount within Customer Operations decreased to 21 at March 31, 2006, as compared to 28 at March 31, 2005.

Development. Development expense includes personnel and professional fees incurred for product development, enhancements, upgrades, and quality assurance and testing across both advanced commerce and supply chain product offerings. Our development expenses decreased to $355,000 for the three months ended March 31, 2006, as compared to $415,000 for the same period in 2005. This decrease of $60,000 is due primarily to decreases in personnel costs of $47,000. In addition to lower headcount, there was severance paid in the three months ended March 31, 2005. Further decreases in expense related to data communication which decreased $11,000 from the prior year. Our development team consisted of 14 people at March 31, 2006 as compared to 15 people at March 31, 2005.

Selling and Marketing. Selling and marketing expense consists primarily of personnel costs, travel, sales lead generation fees, public relations fees, seminars and conferences. Selling and marketing expense increased to $633,000 for the three months ended March 31, 2006, as compared to $570,000 for the same period in 2005. The most notable increases for the three months ended March 31, 2006 as compared to the same period in the prior year are in personnel costs which increased $104,000. Further increases include marketing and travel expenses of $55,000 These were offset by decreases in lead generation and professional fees of $96,000. The sales and marketing team headcount at March 31, 2006 was 13 as compared to 10 at March 31, 2005.

General and Administrative (G&A). G&A expense consists primarily of the personnel and other costs for the administration of our financial, human resources and executive requirements and the fees and expenses associated with legal, accounting and other services. G&A expense increased to $824,000 for the three months ended March 31, 2006, as compared to $747,000 for the same period in 2005. Stock-based compensation expense of $146,000 in connection with the adoption of SFAS 123R in the first quarter 2006 and an increase in legal fees of $53,000 were offset by decreases in bad debt and general liability insurance of $96,000 and $23,000, respectively. The G&A staff included 6 people at March 31, 2006 as compared to 3 at March 31, 2005.

Deemed Dividend – Beneficial Conversion Feature of Series E Preferred Stock. In connection with the issuance of our Series E Preferred Stock in December 2004, we recorded a non-cash charge of $84,000 during the three months period ended March 31, 2006 that represented the deemed dividend relating to the intrinsic value of the beneficial conversion feature of the preferred stock (see Note 8 to our consolidated financial statements). There was no similar item in the three months ended March 31, 2005.

Liquidity and Capital Resources

Our principal potential sources of liquidity are cash on hand, cash generated from current revenues and cash provided from financing activities. As of March 31, 2006, we had cash and cash equivalents of $493,000. Based on our most recent projections, we believe our current level of liquid assets and the expected cash flows from contractual revenue arrangements will not be sufficient to finance our capital requirements and anticipated operating losses through 2006. We will require additional capital in the near future. We retained an investment banker in March 2006 to assist us in raising capital. There are, however, no assurances that funding will be available when we need it on terms that we find favorable, if at all.

During the three months ended March 31, 2006, $212,000 was used in our operating activities. Cash used in operating activities also reflects $119,000 of depreciation and amortization. We adopted SFAS 123R in the first quarter 2006 and $146,000 of compensation expense is included in operating activities. Adjustments to reconcile net loss to cash used in operating activities includes an increase in accounts payable and accrued expenses of $194,000. There is a dispute over amounts due to Tak over unpaid fees related to our proposed new data center and certain other services. While management is currently negotiating a settlement with Tak, we have accrued certain expenses based on assumptions regarding performance under the Outsourcing Agreement. The Outsourcing Agreement is for a term of five years beginning April 2005. Assuming full performance under the terms of the Outsourcing Agreement, our total commitment under the term of the disputed Outsourcing Agreement is approximately $7.3 million, which represents approximately $3.6 million for data center services, as well as our current estimate of potential obligations for remaining services required to be performed by Tak.

During the three months ended March 31, 2006, approximately $10,000 was used in our investing activities reflecting capital expenditures.

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

This financing transaction resulted in the issuance by us to Tak of 5,113,636 shares of our common stock and warrants to purchase 1,534,091 shares of our common stock for $1.00 per share. As a result of the financing, we converted all of our issued and outstanding Series F Convertible Preferred Stock into (i) 239.9419 shares of newly created Series G Convertible Preferred Stock; (ii) 3,357,745 shares of our common stock; and (iii) warrants to purchase 2,643,292 shares of our common stock for $1.00 per share. In connection with dilutive issuances of stock options, the exercise price of these warrants was reduced to $.95 per share.

In connection with this financing, we were required to obtain $1.5 million of additional financing within 120 days from closing, which we did not do. As a result, we were required to issue to Tak an additional 5,113,636 shares of our common stock and to lower the exercise price on 1,534,091 of the warrants issued from $1.00 to $0.50 per share. In connection with dilutive issuances of stock options, the exercise price of warrants issued to Tak was further reduced to $.48 per share. As a result of this additional issuance to Tak, the Certificate of Designation for our Series F Convertible Preferred Stock required us to issue to the former holders of our Series F Convertible Preferred Stock an additional 3,357,745 shares of our common stock and 239.93 shares of our Series G Convertible Preferred Stock. The additional shares of our common stock and Series G Convertible Preferred Stock were issued to the former holders of our Series F Convertible Preferred Stock on December 31, 2005. We do not believe any “beneficial conversion features” resulted from these transactions.

We have incurred operating losses and negative cash flow in the past and expect to incur operating losses in the future. Spending may increase in the future for further technology and product development and other technology and database costs. We expect to incur increases in sales related expense as additional sales management and sales representatives are hired.

Our independent auditors issued their Independent Auditors’ Report on our consolidated financial statements for the fiscal year ended December 31, 2005 with an explanatory paragraph regarding our ability to continue as a going concern. We have generated net losses for the three months ended March 31, 2006 and have an accumulated deficit of $106 million. We have incurred operating losses and negative cash flow in the past and expect to incur operating losses and negative cash flow in the future. We continue to pursue sales efforts with (a) new retailers to create new communities, (b) small to medium size suppliers for the use of the supply chain software and (c) suppliers that will become subscribers to our advanced commerce services within existing and new hub communities.

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

Additional Factors That May Affect Future Results

You should carefully consider these factors that may affect future results, together with all of the other information included in this Form 10-QSB, in evaluating our business. The risks and uncertainties described below are those that we currently believe may have a material effect on our results of operation, financial condition, cash flows or business. Additional risks and uncertainties that we are unaware of or that we currently deem immaterial also may become important factors that affect us.

Keep these risks in mind when you read “forward-looking” statements elsewhere in this Form 10-QSB. These are statements that relate to our expectations for future events and time periods. Generally, the words “anticipate,” “expect,” “intend,” and similar expressions identify forward-looking statements. Forward-looking statements involve risks and uncertainties, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements. Please see “Special Cautionary Note Regarding Forward-Looking Statements” above in this Form 10-QSB.

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

Under the terms of the Outsourcing Agreement, our data center is expected to be moved from the Hewlett-Packard site to a data center owned by an affiliate of Tak. We are currently negotiating the terms of moving our data center including a dispute over unpaid fees related to the new data center and certain other services. The Outsourcing Agreement is for a term of five years beginning April 2005. Assuming full performance under the terms of the Outsourcing Agreement, our total commitment under the term of the disputed Outsourcing Agreement is approximately $7.3 million, which represents approximately $3.6 million for data center services, as well as our current estimate of potential obligations for remaining services required to be performed by Tak. The timing of the data center move is still uncertain. If the move occurs, our monthly operating expense will be less than we are currently paying to Hewlett-Packard. There is no assurance that this potential new data environment will improve operations or even equal our current operations. In the process of moving the data environment, our customers may experience outages in availability to our hosted data environment. Such outages may result in loss of existing customers, require us to pay damages and may impact our ability to acquire new customers.

If we fail to negotiate favorable terms under our Outsourcing Agreement, our cash flows, results of operations and financial condition will be significantly impacted, including a potential cessation of operations.

We entered into the Outsourcing Agreement with an affiliate of Tak in April 2005. Tak is one of our significant investors. Under the terms of the Outsourcing Agreement, we are expected to receive a number of services, including, without limitation, a new data center, EDI VAN services and technical and professional consulting services. Other than receiving EDI VAN services, none of the others services have yet to commence. We are currently in dispute over unpaid fees under this agreement. The Outsourcing Agreement is for a term of five years beginning April 2005. Assuming full performance under the terms of the Outsourcing Agreement, our total commitment under the term of the disputed Outsourcing Agreement is approximately $7.3 million, which represents approximately $3.6 million for data center services, as well as our current estimate of potential obligations for remaining services required to be performed by Tak. We are currently negotiating the terms of our on-going rights and obligations under this agreement. If the result of our negotiations of the fee dispute and the on-going rights and obligations are not favorable, we may be required to pay significant fees in both the near and long-term. We may not have sufficient cash on-hand to pay these fees, which will have a significant impact on our cash flows, results of operations and financial condition, including a potential cessation of operations.

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

As of March 31, 2006, SDS Capital Group SDC LTD and its affiliate, Northsound and its affiliates, Newspring Ventures and Tak owned approximately 19%, 14%, 9%, and 16%, respectively, of our outstanding common stock on a fully diluted basis. If our controlling stockholders choose to act together, they may be able to exercise control over us, including the election of directors and the approval of actions submitted to our stockholders. In addition, without the consent of these controlling stockholders, we may be prevented from engaging in transactions that would be beneficial to our other stockholders. Therefore, the interests of the controlling stockholders may materially conflict with our interests and the interest of our other stockholders.

We have a history of operating losses and will have future operating losses.

Our predecessor, The viaLink Company (viaLink), had a history of operating losses and incurred net losses of approximately $7.5 million in 2004, and our consolidated company incurred a net loss of $2.3 million for the year ended December 31, 2005. For the three months ended March 31, 2006, we had a net loss of $608,000 and an accumulated deficit of approximately $106 million representing the sum of our historical net losses and we will incur losses in the future. Going forward, we will continue to expend resources to develop and market our products and services.

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

Due to the change of ownership resulting from our merger with Prescient Systems on December 31, 2004, we are subject to an annual limitation on the use of our net operating loss carry forwards.

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

Our stockholders will experience dilution in connection with the exercise of warrants and stock options into shares of our common stock and the conversion of shares of our preferred stock into shares of our common stock. As of March 31, 2006 we had:

•	outstanding warrants exercisable into approximately 7.2 million shares of our common stock;

•	outstanding stock options exercisable into approximately 3.5 million shares of our common stock; and

•	outstanding shares of preferred stock convertible into approximately 19.3 million shares of our common stock.

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

We are contractually obligated to register with the Securities and Exchange Commission (SEC) certain shares of our common stock, including shares underlying outstanding warrants and preferred stock. Under such contractual arrangements, we are required to pay penalties if we do not meet certain timelines in such required registration. We have not met these timelines. We are, therefore, accruing monthly cash penalty payments. As of March 31, 2006, we have paid or accrued $223,000 in penalties for failure to meet the contractually mandated registration timelines. We will continue to accrue $29,000 in penalties per month for the foreseeable future until such registration becomes effective. We may be unable to complete such registration and may be required to continue to accrue penalty payments. The payment of such penalties may have a material impact on our cash flows, results of operations and our financial condition.

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

ITEM 3.	Controls & Procedures

(a) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2006. Based on that evaluation, management concluded that these controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported as specified in SEC rules and forms. There were no changes in these controls or procedures identified in connection with the evaluation of such controls and procedures that occurred during our last fiscal quarter, or in other factors that have materially affected, or are reasonably likely to materially affect, these controls or procedures.

(b) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 6.	Exhibits

(a) Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Prescient Applied Intelligence, Inc.

Date: May 15, 2006	By:	/s/ Jane F. Hoffer
		Name:	Jane F. Hoffer
		Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2006	By:	/s/ Thomas W. Aiken
		Name:	Thomas W. Aiken
		Title:	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)