Form 10QSB
period 2006-06-30
Prescient Applied Intelligence, Inc.
filed 2006-08-11
CIK 1017137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

As of August 11, 2006, the issuer had 43,645,703 outstanding shares of Common Stock.

Transitional Small Business Disclosure Format (Check One):    Yes  ☐    No  ☒

PART 1 — FINANCIAL INFORMATION

ITEM 1. Financial Statements

Prescient Applied Intelligence, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2006 and December 31, 2005

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$587,260	$716,345
Accounts receivable, net of allowance for doubtful accounts of $124,000 at June 30, 2006 and $168,000 at December 31, 2005	1,742,805	1,957,173
Prepaid and other current assets	175,915	138,009

Total current assets	2,505,980	2,811,527
Furniture, equipment and leasehold improvements, net	206,132	224,419
Intangible assets, net	1,943,750	2,143,750
Goodwill	17,380,456	17,380,456
Other assets	49,342	49,342

Total Assets	$22,085,660	$22,609,494

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Borrowings under accounts receivable financing arrangement	$223,516	$—
Accounts payable	542,216	299,514
Accrued expenses	1,310,399	1,340,864
Deferred revenues	1,005,673	1,083,216

Total Current Liabilities	3,081,804	2,723,594

Deferred maintenance - long-term portion	2,746	12,672

Stockholders’ equity
Series E Preferred Stock, $.001 par value; 1,660 shares authorized; 1,657 shares issued and outstanding at June 30, 2006 and December 31, 2005 (liquidation value $16,567,747 at June 30, 2006 and December 31, 2005)	16,567,747	16,567,747
Series G Preferred Stock, $.001 par value; 480 shares authorized; 479.9 shares issued and outstanding at June 30, 2006 and December 31, 2005 (liquidation value $4,798,838 at June 30, 2006 and December 31, 2005)	4,798,838	4,798,838
Common stock, $.001 par value; 400,000,000 shares authorized; 43,645,703 shares issued and outstanding at June 30, 2006 and December 31, 2005	43,645	43,645
Additional paid-in-capital	103,773,863	103,501,178
Accumulated deficit	(106,177,079)	(105,034,162)
Cumulative translation adjustment	(5,904)	(4,018)

Total stockholders’ equity	19,001,110	19,873,228

Total Liabilities and Stockholders’ Equity	$22,085,660	$22,609,494

The accompanying notes are an integral part of these condensed consolidated financial statements.

Prescient Applied Intelligence, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

For the Three and Six Months ended June 30, 2006 and 2005

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Revenue:
Subscription services	$1,384,166	$1,326,234	$2,813,190	$2,649,740
Licenses	217,224	286,588	437,224	370,621
Maintenance	382,492	352,039	797,971	721,135
Professional services	395,351	506,733	743,389	1,021,296

Total revenue	2,379,233	2,471,594	4,791,774	4,762,792
Operating expenses:
Customer operations and support	909,340	1,085,233	1,999,178	2,177,362
Development	319,720	341,381	674,353	756,755
Selling and marketing	576,881	563,056	1,210,030	1,132,861
General and administrative	906,090	607,209	1,728,129	1,354,055
Depreciation and amortization	117,468	121,402	236,389	240,907

Total operating expenses	2,829,499	2,718,281	5,848,079	5,661,940

Loss from operations	(450,266)	(246,687)	(1,056,305)	(899,148)
Interest expense	(911)	(3,273)	(2,937)	(4,636)
Interest income	—	5,953	—	8,705

Net loss	(451,177)	(244,007)	(1,059,242)	(895,079)
Deemed Dividend on Series E Preferred Stock	—	—	(83,675)	—

Net loss applicable to common stockholder	$(451,177)	$(244,007)	$(1,142,917)	$(895,079)

Net loss per common share - Basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.03)

Weighted average common shares outstanding - basic and diluted	43,645,703	31,995,769	43,645,703	29,355,951

Comprehensive loss:
Net loss	$(451,177)	$(244,007)	$(1,059,242)	$(895,079)
Foreign currency translation adjustment	(648)	(1,957)	(1,886)	(3,076)

Comprehensive (loss)	$(451,825)	$(245,964)	$(1,061,128)	$(898,155)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Prescient Applied Intelligence, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Six Months ended June 30, 2006

(unaudited)

	Preferred Stock		Common Stock		Additional paid-in Capital	Accumulated Deficit	Cumulative translation adjustment	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2005	2,137	$21,366,585	43,645,703	$43,645	$103,501,178	$(105,034,162)	$(4,018)	$19,873,228

Deemed dividend on Series E Preferred Stock					83,675	(83,675)		—

Non-cash compensation expense pursuant to SFAS 123R					202,510			202,510

Foreign currency translation adjustment							(1,886)	(1,886)

Accrued damages to certain preferred stockholders					(13,500)			(13,500)

Net Loss						(1,059,242)		(1,059,242)

Balance, June 30, 2006	2,137	$21,366,585	43,645,703	$43,645	$103,773,863	$(106,177,079)	$(5,904)	$19,001,110

The accompanying notes are an integral part of these condensed consolidated financial statements.

Prescient Applied Intelligence, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months ended June 30, 2006 and 2005

(unaudited)

	Six months ended June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(1,059,242)	$(895,079)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	24,924	109,882
Depreciation and amortization	236,389	240,909
Non-cash stock compensation expense	202,510	—
Increase (decrease) in cash for changes in:
Accounts receivable	189,444	(400,392)
Prepaid expenses and other assets	(37,906)	(8,189)
Accounts payable and accrued expenses	198,737	(694,219)
Deferred revenue	(87,469)	(146,527)

Net cash used in operating activities	(332,613)	(1,793,615)

Cash flows from investing activities:
Capital expenditures	(18,102)	(80,123)
Additional costs for acquisition of Prescient Systems, Inc.	—	(170,232)

Net cash used in investing activities	(18,102)	(250,355)

Cash flows from financing activities:
Proceeds from accounts receivable financing agreement	223,516	—
Proceeds from issuance of stock from qualified financing, net of expenses	—	1,886,200

Net cash provided by financing activities	223,516	1,886,200

Net decrease in cash and cash equivalents	(127,199)	(157,770)

Effect of foreign currency translation on cash balances	(1,886)	(1,225)

Cash and cash equivalents, beginning of period	716,345	1,476,975

Cash and cash equivalents, end of period	$587,260	$1,317,980

Supplemental schedule of non-cash transactions:
Interest on notes payable paid in-kind with common stock	$—	$1,910

Deemed dividend on Series E Preferred Stock	$83,675	$—

Provision for damages due to certain preferred stockholders	$(13,500)	$—

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

2. Liquidity and Going Concern

Our principal potential sources of liquidity are cash on hand, cash generated from current revenues and cash provided from financing activities. As of June 30, 2006, we had cash and cash equivalents of $587,000. Based on our most recent projections, we believe our current level of liquid assets and the expected cash flows from contractual revenue arrangements will not be sufficient to finance our capital requirements and anticipated operating losses through the end of 2006. We will require additional capital in the near future. We retained an investment banker in March 2006 to assist us in raising capital. There are, however, no assurances that funding will be available when we need it on terms that we find favorable, if at all. The accompanying financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result should the Company be unable to continue as a going concern.

During the six months ended June 30, 2006, $333,000 was used in our operating activities. During the six months ended June 30, 2006, approximately $18,000 was used in our investing activities reflecting capital expenditures.

On May 25, 2006, we entered into a Financing Agreement with Sand Hill Finance, LLC, (“Sand Hill”) which allows us to assign certain accounts receivable to Sand Hill and for Sand Hill to advance up to $1,000,000 to us in contemplation of the collection of those accounts receivable (the “Financing Agreement”). As of June 30, 2006, Sand Hill had advanced $223,516 to us. Sand Hill is entitled to full recourse against us for any uncollected accounts. Accordingly, the financing arrangement is accounted for as a debt instrument collateralized by accounts receivable. The Financing Agreement has an initial term of one year with automatic renewals on an annual basis, but it may be terminated by either party at any time upon notice to the other.

Advances made under this Financing Agreement are subject to finance charges, an annual facility fee and other administrative charges. The finance charge is paid on a monthly basis and equals 1.9% on the net outstanding account balance for the month, calculated on a daily basis. The annual facility fee currently equals $10,000, of which $5,000 is paid, and we will not be required to pay the balance of the fee until our obligations under the Financing Agreement exceed $500,000. We will also be charged certain administrative fees for wire transfers and returned checks for insufficient funds in connection with collection of our accounts receivable.

On July 31, 2006, we entered into the Settlement Agreement with Tak Investments, LLC and Healthcare BPO Partners, a Texas limited partnership and an affiliate of Tak Investments, LCC (collectively referred to as “Tak”.). The Settlement Agreement was approved by the holders of two-thirds of our Series E Convertible Preferred Stock on August 10, 2006. The Settlement Agreement resolved a dispute arising from the May 4, 2005 Common Stock and Warrant Purchase Agreement and a concurrently executed Outsourcing Agreement. Under the terms of the Settlement Agreement, the settlement provides for:

•	The termination of the Outsourcing Agreement

•	The cancellation of all of Tak’s equity securities (10,231,612 shares of our common stock and warrants to purchase 1,534,091 shares of our common stock);

•	A mutual general release by Tak and us of all claims against each other;

•	A three year secured promissory note, in the amount of approximately $2.6 million, issued by us to Tak that bears interest at the prime rate plus 2%, which is payable at a rate of $30,000 per month, which includes interest, with the remaining amounts of principal and interest, estimated at approximately $2,188,000 due at the end of the three year period; we are required to prepay up to $500,000 of such note based upon financings obtained by us equal to or greater than $1,000,000; and

•	A warrant issued to Tak to purchase 1,000,000 shares of our common stock at an exercise price which equals 110% of the closing share price of the common stock on the trading day immediately preceding the date the warrant is issued. The warrant expires on December 31, 2006.

The Outsourcing Agreement provided for the transition of certain hosting services and the outsourcing of certain development projects to Tak in accordance with an agreed on schedule over a five year term. Assuming full performance under the terms of the Outsourcing Agreement, our total commitment over the term of the Outsourcing Agreement was approximately $7.3 million. The accounting for this transaction including the recognition of costs and fees, the reversal of certain accruals and effect of recapitalization will be recorded in the third quarter of 2006.

We have incurred operating losses and negative cash flow in the past and expect to incur operating losses in the future. Spending may increase in the future for further technology and product development and other technology and database costs. We expect to incur increases in sales related expense as additional sales management and sales representatives are hired. We continue to pursue sales efforts with (a) new retailers to create new communities, (b) small to medium size suppliers for use of the supply chain software and (c) suppliers that will become subscribers to our advanced commerce services within existing and new hub communities.

Our independent auditors issued their Independent Auditors’ Report on our consolidated financial statements for the fiscal year ended December 31, 2005 with an explanatory paragraph regarding our ability to continue as a going concern. We have generated net losses for the six months ended June 30, 2006 and have an accumulated deficit of $106 million.

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

3. Basis of Presentation

The condensed consolidated financial statements include Prescient Applied Intelligence, Inc. and our wholly owned subsidiaries which consist of Prescient Systems Limited (a U.K. company), Prescient Systems, Inc. (a Delaware Corporation), and viaLink Operations, Inc. (a Pennsylvania corporation). Intercompany transactions and balances have been eliminated. Certain prior year balances have been reclassified to conform to the current year presentation. Such reclassifications did not affect total revenues, operating income or net income. Operating results for the six month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2006.

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

A summary of stock option activity for the six months ended June 30, 2006 is presented in the following table.

	Shares	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual life (years)
Outstanding at January 1, 2006	2,958,411	$2.02
Granted	630,000	0.21
Exercised	—	—
Forfeited	(139,048)	0.21
Expired	(24,318)	2.87

Outstanding at June 30, 2006	3,425,045	$1.75	$3,500	7.93

Vested at June 30, 2006 and expected to vest	3,353,687	$1.78	$3,185	7.90

Exercisable at June 30, 2006	1,670,253	$3.37	$—	6.56

We adopted SFAS No. 123R effective January 1, 2006. Prior to January 1, 2006, we applied the intrinsic value method of accounting for all stock-based employee compensation in accordance with APB No. 25 and related interpretations. We elected to use the modified prospective transition method for adopting SFAS No. 123R. Under this method, the provisions of SFAS No. 123R apply to all awards granted or modified after the date of adoption and to that portion of awards not fully vested as of the date of adoption. Accordingly, prior periods have not been restated. In our statement of operation, for the three and six months ended June. 30, 2006, we recorded $56,000 and $202,510, respectively of compensation cost for share-based payment arrangements. No stock options were exercised during the six months ended June 30, 2006.

The fair value of stock options is determined using the Black-Scholes valuation model, which is the same model we previously utilized for valuing stock options for footnote disclosures required under SFAS No. 123 as amended by SFAS No. 148. During the three and six months ended June 30, 2006, the fair value of each stock option award was determined as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

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

As of June 30, 2006, there was $155,120 of total unrecognized compensation cost, which includes the impact of expected forfeitures related to unvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 2.4 years.

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

	Three months ended June 30, 2005	Six months ended June 30, 2005
Net loss as reported	$(244,007)	$(895,079)
Add: Stock-based employee compensation	—	—
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards	(27,611)	(55,222)

Net loss - pro-forma	(271,618)	(950,301)

Basic and diluted net loss per share - as reported	$(0.01)	$(0.03)

Basic and diluted net loss per share - pro-forma	$(0.01)	$(0.03)

Our 1999 Employee Stock Purchase Plan provides our eligible employees with the opportunity to purchase shares of our common stock through participation in a payroll deduction based employee stock purchase plan designed to operate in compliance with Section 423 of the Internal Revenue Code. The purchase price for shares of our common stock under the plan will be 85 percent of the per share fair market value on either the granting date or the exercise date, whichever market value is lower. The number of shares of common stock authorized and reserved for issuance under the Plan is 40,000 shares. The stock purchase plan has been suspended, and no shares were issued during 2005 or 2006 and 36,453 shares remain eligible to be purchased under the plan as of June 30, 2006.

5. Reconciliation for Basic and Diluted Earnings per Share (“EPS”)

A reconciliation of the numerator and the denominator used in the calculation of earnings (loss) applicable to common stock per share is as follows for the three and six month periods ended June 30, 2006 and 2005, respectively.

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Basic and diluted:
Net loss applicable to common stockholder	$(451,177)	$(244,007)	$(1,142,917)	$(895,079)
Weighted average common shares outstanding	43,645,703	31,995,769	43,645,703	29,355,951

Net loss per common share	$(0.01)	$(0.01)	$(0.03)	$(0.03)

For the six months ended June 30, 2006, Prescient had outstanding (a) options to purchase 3,425,045 shares at a weighted average exercise price of $1.75, (b) 8.4 million shares of common stock to be issued upon the conversion of the Series E preferred stock at a conversion price of $1.98 per share, (c) 10.9 million shares of common stock to be issued upon the conversion of the Series G preferred stock at a conversion price of $.44 per share, and (d) warrants to purchase 7,230,111 common shares at the exercise prices stated in the following table (1,534,091 of these warrants will be cancelled upon the closing of the transactions contemplated in the Settlement Agreement). These securities were outstanding but were not included in the computation of diluted earnings per share because the effect of these outstanding options, stock issuable upon conversion of preferred stock, and warrants would be antidilutive.

Underlying Common Shares attributable to outstanding warrants at June 30, 2006	Exercise Price
10,459	$0.02
1,943,182	0.48
2,766,018	0.95
2,500,000	2.00
5,000	3.00
2,500	6.00
2,952	203.20

7,230,111

For the six months ended June 30, 2005, Prescient had outstanding (a) options to purchase 1,158,516 shares at a weighted average exercise price of $9.74, (b) 13,737,082 shares of common stock to be issued upon conversion of the Series E and Series G preferred stock at a conversion price of $2.00 and $0.44 per share, respectively and (c) 7,241,912 warrants to purchase common shares at the exercise prices stated in the following table. These securities were outstanding but were not included in the computation of diluted earnings per share because the effect of these outstanding options, stock issuable upon conversion of preferred stock, and warrants would be antidilutive.

Underlying Common Shares attributable to outstanding warrants at June 30, 2005	Exercise Price
22,259	$0.02
409,091	$0.48
4,300,110	$1.00
2,500,000	2.00
5,000	3.00
2,500	6.00
2,952	203.20

7,241,912

6. Account Receivable and Financing Agreement

On May 25, 2006, we entered into the Financing Agreement with Sand Hill which allows us to assign certain accounts receivable to Sand Hill and for Sand Hill to advance 80% of the underlying receivable for domestic receivables and 65% for foreign receivables, up to a $1,000,000 total advance to us in contemplation of the collection of those accounts receivable. The remaining balance (20% for domestic, 35% for foreign) less interest of approximately 1.9% per month plus other administration fees, is paid to us once the customer has paid. As of June 30, 2006, we had $277,975 of accounts receivable assigned to Sand Hill. Sand Hill is entitled to full recourse against us for any uncollected accounts. Accordingly, the Financing Agreement is accounted for as a debt instrument collateralized by accounts receivable. We address the risk of loss associated with these repurchased receivables in our allowance for doubtful accounts. The Financing Agreement has an initial term of one year with automatic renewals on an annual basis, but it may be terminated by either party at any time upon notice to the other.

To secure prompt payment and performance of all fees, amounts and obligations we now or hereafter owe to Sand Hill, we granted Sand Hill a security interest in all of our property, now owned or hereafter acquired, including all assets and available credit facilities or the proceeds thereof (collectively the “Collateral”.) The Collateral shall not include any equipment acquired in connection with financing provided by a lender other than Sand Hill, or any equipment which, as of May 25, 2006 was subject to a lien or purchase money security interest in favor of a lender other than Sand Hill.

7. Accrued Liabilities

Accrued expenses at June 30, 2006 and December 31, 2005 consisted of the following:

	June 30, 2006	December 31, 2005
Accrued employee compensation	$288,744	$234,309
Accrued professional fees and contract labor	65,279	226,978
Accrued royalty payments	34,413	74,383
Accrued damages to stockholders (see Note 9)	240,750	182,250
Accrued obligation to placement agent	100,000	100,000
Other accrued expenses	581,213	522,944

Total accrued expenses	$1,310,399	$1,340,864

8. Income Taxes

Prescient is required to record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax asset depends on our ability to generate sufficient taxable income in the future. We have recognized a full valuation allowance for the amount of net deferred tax asset at June 30, 2006 and December 31, 2005 since there is uncertainty as to the recoverability of the deferred tax asset.

9. Convertible Preferred Stock

Series E

In May 2004, we completed a series of financing transactions that commenced in April 2003, by which we issued an aggregate $5.4 million principal amount of convertible promissory notes. The proceeds from these transactions had been used to fund our operations since early 2003. The holders of the convertible notes agreed that upon approval of our merger with Prescient Systems by our stockholders, all outstanding notes would be converted into Series E preferred stock. This conversion occurred on December 31, 2004. A portion of our Series D convertible preferred stock was also converted into Series E preferred stock during 2004, such that an aggregate of 911 shares were issued during 2004. Upon completion of the merger with Prescient Systems the shareholders of Prescient Systems received an additional 746 shares of Series E preferred stock. As of June 30, 2006 and December 31, 2005 there were a total of 1,657 shares of Series E preferred stock outstanding. The Series E preferred stock was convertible into shares of our common stock at an initial conversion price of $2.00 per share, and 18 months after being issued the Series E preferred shares will begin accruing dividends at a rate of 4% per annum. No accrual has occurred through June 30, 2006, however, the accrual is expected to commence in July 2006. In connection with dilutive issuances of stock options, the conversion price for the Series E preferred was subsequently reduced to $1.98 per share as of March 2006. As a result, the Company recognized a deemed dividend to the Series E preferred stockholders in the amount of $83,675 for the six months ended June 30, 2006. The liquidation preference for the Series E preferred stock is $10,000 per share plus accrued dividends.

Series G

On May 4, 2005, concurrent with the conversion of our previously outstanding Series F preferred stock into our common stock, we issued 239.9419 shares of Series G Preferred Stock. The Series G preferred stock earns no dividends and can be converted to common stock at an exchange rate of $0.44, which was the purchase price of common stock sold at the qualified financing on May 4, 2005. The liquidation preference for the Series G preferred stock is $10,000 per share.

We also issued an additional 3,357,745 of common stock and 239.93 shares of our Series G preferred stock in December 2005 in connection with our failure to obtain additional equity financing as required in connection with a financing in May 2005. As of June 30, 2006 and December 31, 2005, we had 479.9 shares of Series G preferred stock outstanding.

These stockholders received a penalty payment of $40,500 in the third quarter of 2005 because we failed to timely register the underlying shares of stock. Under EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, we have estimated the fair value of the liability of such rights and the rights of Tak are $182,000 and $240,750 as of December 31, 2005 and June 30, 2006, respectively.

10. Related Parties

On July 31, 2006, we entered into the Settlement Agreement with Tak. The Settlement Agreement was approved by the holders of two-thirds of our Series E Convertible Preferred Stock on August 10, 2006. The Settlement Agreement resolved a dispute arising from a May 4, 2005 Common Stock and Warrant Purchase Agreement and a concurrently executed Outsourcing Agreement. Under the terms of the Settlement Agreement, the settlement provides for:

•	The termination of the Outsourcing Agreement

•	The cancellation of all of Tak’s equity securities (10,231,612 shares of our common stock and warrants to purchase 1,534,091 shares of our common stock);

•	A mutual general release by Tak and us of all claims against each other;

•	A three year secured promissory note, in the amount of approximately $2.6 million, issued by us to Tak that bears interest at the prime rate plus 2%, which is payable at a rate of $30,000 per month, which includes interest, with the remaining amounts of principal and interest, estimated at approximately $2,188,000 due at the end of the three year period we are required to prepay up to $500,000 of such note based upon financings obtained by us equal to or greater than $1,000,000; and

•	A warrant issued to Tak to purchase 1,000,000 shares of our common stock at an exercise price which equals 110% of the closing share price of the common stock on the trading day immediately preceding the date the warrant is issued. The warrant expires on December 31, 2006.

The Outsourcing Agreement provided for the transition of certain hosting services and the outsourcing of certain development projects to Tak in accordance with an agreed on schedule over a five year term. Assuming full performance under the terms of the Outsourcing Agreement, our total commitment over the term of the Outsourcing Agreement was approximately $7.3 million.

On August 4, 2006, we entered into a services agreement with Fastech Integrated Solutions, LLC. (Fastech). for hardware relocation/migration services and on demand hosting services. The services agreement shall remain in effect for a period of 36 months and shall renew each term for a consecutive 36 month period until terminated by one party 120 days prior to the expiration of the then current term. Jane F. Hoffer, President, Chief Executive Officer, as well as a member of our Board of Directors, is also a director of Fastech. Michael A. DiPiano is also a member of our Board of Directors and a General Partner of NewSpring Ventures, which is one of our significant stockholders and also an affiliate of a significant debt holder of Fastech, NewSpring Capital.

Our May 2005 financing resulted in the receipt of $1.75 million from Tak net of the proceeds received in connection with the issuance of the bridge notes and resulted in the issuance by us to Tak of 5,113,636 shares of our common stock and warrants to purchase 1,534,091 shares of our common stock for $1.00 per share. As a result of the closing of this financing, we converted all of our issued and outstanding Series F Convertible Preferred Stock into (i) 239.9 shares of a newly created Series G Convertible Preferred Stock; (ii) 3,357,745 shares of our common stock; and (iii) warrants to purchase 2,643,292 shares of our common stock for $1.00 per share. The Series G Convertible Preferred Stock does not require the payment of dividends, and ranks senior to the common stock, but junior to our Series E Convertible Preferred Stock.

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

On April 12, 2005 and April 28, 2005, we received two bridge loans from Tak for $250,000 each in anticipation of the consummation of an equity financing that was completed on May 4, 2005. The bridge notes were converted in this financing and accrued interest was paid to Tak in the form of 4,340 shares of our common stock

ITEM 2. Management’s Discussion and Analysis or Plan of Operation

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

Subscription Services. We provide our advance commerce and supply chain solutions to customers for a monthly fee. Subscription revenue is recognized as the services are provided to the customer. Monthly service fees are charged to customers based on negotiated rates in individual contracts.

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

We generate substantially all of our revenue from within the United States. During the six months ended June 30, 2006, approximately 98% of our total revenue was generated within the United States. Approximately 2% of our total revenue was generated from the United Kingdom during this six month period.

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

We believe that the following critical accounting policies affect our more significant estimates and judgments used in the preparation of our consolidated financial statements:

Revenue Recognition. We generate revenues from monthly subscriptions to our advance commerce and supply chain services. Additionally, we generate revenues from the sale of licenses of our supply chain planning software along with related maintenance revenue. We also provide professional services to our customers.

Subscriptions - For use of our subscription advance commerce services, customers pay a flat monthly subscription rate, a rate based on the number of trading partners and the size and complexity of the trading relationships, or the dollar volume of the transactions that go through the advanced commerce engine. Supply chain subscription services are based on the modules selected, the number of users, and the number of trading partners with whom our customer does business. Other services are available for additional monthly subscription fees. Subscription services are provided by and are resident on our database servers. Customers gain access to and use our services through means ranging from Internet web browsers to fully automated batch interfaces imbedded in the customer’s IT systems. For new advanced commerce transactions, customers are charged an implementation fee ranging from $200 for an on-line implementation to more than $100,000 for complex supplier and retailer installations. Such fees are separately priced from the use of advance commerce services and are based on time and materials. Complex implementation costs consist primarily of labor by technical support personnel to configure customer data and establish a connection to our advance commerce services. Basic implementation services, including training the customer on how to use these services and how to format and populate the database with the customer’s data, are provided to all customers. Services beyond the basic implementation services include consulting services that help customers modify their own IT systems and procedures to enable more automated interfaces with our advance commerce services. We have no obligation to perform any future implementation services and no additional implementation services are necessary upon renewal of the service by the customer.

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

Our continuing losses from operations are one factor which could be an indicator that the carrying amounts of any of our assets may not be recoverable. We performed an analysis comparing estimated future cash flows to the carrying value of our assets at December 31, 2005. The analysis did not indicate that impairment exists as of December 31, 2005. The estimated future cash flows were based upon certain assumptions and are dependent upon future performance. See “Additional Factors That May Affect Future Results” for factors that may cause operations to vary from our estimates. If actual results differ from the estimated future cash flows impairment may be evident in future periods. We do not believe an impairment exists at June 30, 2006.

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

Determining fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual results may differ from those estimates. Our goodwill impairment analysis, which was performed as of December 31, 2005, did not result in an impairment charge. We based our determination on a valuation completed by an outside consulting firm using estimates and assumptions provided by management. We do not believe an impairment exists at June 30, 2006.

Results of Operations

Comparison of the Three Months Ended June 30, 2006 to the Three Months Ended June 30, 2005

Revenues. Our revenues are comprised of revenues for subscriptions and implementation fees for our advanced commerce solutions, as well as license, maintenance and services revenues for our retail-centric solutions. The following table sets forth for the periods indicated the components of revenue included in our consolidated statements of operations:

	Three months ended June 30,
	2006	2005
Revenues:
Subscription services	$1,384,166	$1,326,234
Licenses	217,224	286,588
Maintenance	382,492	352,039
Professional services	395,351	506,733

	$2,379,233	$2,471,594

Subscription revenues have increased 4% to $1,384,000 for the three months ended June 30, 2006, as compared to $1,326,000 for the same period in 2005. This is due to increased customer activity. Continued subscription revenue growth is dependent upon the number of subscribers to these services and how many trading partners with which they are exchanging data (“connections”) and is also dependent upon increasing the number of connections between our existing customers and adding new customers. The rate at which the connections increase can vary significantly from one customer to another depending upon each company’s deployment strategy.

License revenues were $217,000 for the three months ended June 30, 2006, as compared to $287,000 for the same period in 2005. Revenue recognition is dependent upon finalization of new arrangements and are comprised of perpetual, adaptive and Application Service Provider (“ASP”) license sales. In the second quarter of 2006, We sold three perpetual licenses - all were upgrades to existing customers, as compared to five perpetual licenses in the second quarter 2005.

Maintenance revenues were $382,000 for the three months ended June 30, 2006, as compared to $352,000 for the same period in 2005. This increase is primarily the result of new customers and increases in annual renewals.

Professional services revenue which includes implementation was $395,000 for the three months ended June 30, 2006, as compared to $507,000 for the same period in 2005. The decline in license sales directly impacted professional services and implementation revenue during the three months ended June 30, 2006.

Customer Operations and Support. Customer operations and support expense consists of personnel costs associated with implementation, consulting and other services and costs of operating, maintaining and accessing technical operations and hosting facilities in support of our advance commerce offerings. Customer operations and support expense also includes the cost of providing support and maintenance to customers. Our customer operations and support expense decreased to $909,000 for the three months ended June 30, 2006, as compared to $1,085,000 for the same period in 2005. This decrease is due to decreases in personnel costs of $154,000, data communication of $12,000 and fewer renewals of maintenance agreements of $12,000, which were offset by increases in other expenses of $2,000. The headcount within Customer Operations decreased to 20 at June 30, 2006, as compared to 28 at June 30, 2005.

Development. Development expense includes personnel and professional fees incurred for product development, enhancements, upgrades, and quality assurance and testing across both advanced commerce and supply chain product offerings. Our development expenses decreased to $320,000 for the three months ended June 30, 2006, as compared to $341,000 for the same period in 2005. This decrease is due primarily to decreases in personnel costs and further decreases in expense related to data communication which decreased $10,000 from the prior year. Our development team consisted of 13 people at June 30, 2006 as compared to 15 people at June 30, 2005.

Selling and Marketing. Selling and marketing expense consists primarily of personnel costs, travel, sales lead generation fees, public relations fees, seminars and conferences. Selling and marketing expense increased to $577,000 for the three months ended June 30, 2006, as compared to $563,000 for the same period in 2005. The most notable increase for the three months ended June 30, 2006 as compared to the same period in the prior year are in travel expenses which increased $14,000. The sales and marketing team headcount was 10 at both June 30, 2006 and June 30, 2005.

General and Administrative (“G&A”). G&A expense consists primarily of the personnel and other costs for the administration of our financial, human resources and executive requirements and the fees and expenses associated with legal, accounting and other services. G&A expense increased to $906,000 for the three months ended June 30, 2006, as compared to $607,000 for the same period in 2005. The most notable increases were stock-based compensation expense of $56,000 in connection with the adoption of SFAS 123R, $138,000 in legal fees, $35,000 in accounting fees, and $26,000 in other professional fees. In addition, there were payments of 2004 and 2005 franchise taxes and other taxes in the second quarter 2006 of $25,000, moving expenses of $22,000 due to relocation of the Dallas office and penalties due to Tak Investments of $45,000 due to shares of stock not being registered. The G&A staff included 7 people at June 30, 2006 as compared to 6 at June 30, 2005.

Comparison of the Six Months Ended June 30, 2006 to the Six Months Ended June 30, 2005

Revenues. Our revenues are comprised of revenues for subscriptions and implementation fees for our advanced commerce solutions, as well as license, maintenance and services revenues for our retail-centric solutions. The following table sets forth for the periods indicated the components of revenue included in our consolidated statements of operations:

	Six months ended June 30,
	2006	2005
Revenues:
Subscription services	$2,813,190	$2,649,740
Licenses	437,224	370,621
Maintenance	797,971	721,135
Professional services	743,389	1,021,296

	$4,791,774	$4,762,792

Subscription revenues have increased 6% to $2,813,000 for the six months ended June 30, 2006, as compared to $2,650,000 for the same period in 2005. This is due to increased customer activity. Continued subscription revenue growth is dependent upon the number of subscribers to these services and connections and is also dependent upon increasing the number of connections between our existing customers and adding new customers. The rate at which the connections increase can vary significantly from one customer to another depending upon each company’s deployment strategy.

License revenues were $437,000 for the six months ended June 30, 2006, as compared to $371,000 for the same period in 2005. Revenue recognition is dependent upon finalization of new arrangements and are comprised of perpetual, adaptive and ASP license sales. In the first quarter of 2006, Prescient sold three perpetual licenses – all to new customers. In the second quarter of 2006, Prescient sold three perpetual licenses - all were upgrades to existing customers, as compared to one perpetual license and one adaptive license in the first quarter 2005 and five perpetual licenses in the second quarter 2005.

Maintenance revenues were $798,000 for the six months ended June 30, 2006, as compared to $721,000 for the same period in 2005. This increase is primarily the result of new customers and increases in annual renewals.

Professional services revenue which includes implementation was $743,000 for the six months ended June 30, 2006, as compared to $1,021,000 for the same period in 2005. The decline in license sales in the fourth quarter of 2005 and the first quarter of 2006 directly impacted professional services and implementation revenue during the six months ended June 30, 2006.

Customer Operations and Support. Customer operations and support expense consists of personnel costs associated with implementation, consulting and other services and costs of operating, maintaining and accessing technical operations and hosting facilities in support of our advance commerce offerings. Customer operations and support expense also includes the cost of providing support and maintenance to customers. Our customer operations and support expense decreased to $1,999,000 for the six months ended June 30, 2006, as compared to $2,177,000 for the same period in 2005. This decrease is due to decreases in personnel costs of $255,000, data communication of $29,000 and fewer renewals of maintenance agreements of $26,000 offset by an increase in the data center of $140,000. The headcount within Customer Operations decreased to 20 at June 30, 2006, as compared to 28 at June 30, 2005.

Development. Development expense includes personnel and professional fees incurred for product development, enhancements, upgrades, and quality assurance and testing across both advanced commerce and supply chain product offerings. Our development expenses decreased to $674,000 for the six months ended June 30, 2006, as compared to $757,000 for the same period in 2005. This decrease is due primarily to decreases in personnel costs. Further decreases in expense related to data communication which decreased $21,000 from the prior year. Our development team consisted of 13 people at June 30, 2006 as compared to 15 people at June 30, 2005.

Selling and Marketing. Selling and marketing expense consists primarily of personnel costs, travel, sales lead generation fees, public relations fees, seminars and conferences. Selling and marketing expense increased to $1,210,000 for the six months ended June 30, 2006, as compared to $1,133,000 for the same period in 2005. The most notable increase for the six months ended June 30, 2006 as compared to the same period in the prior year are in personnel costs which increased $133,000. Further increases include marketing and travel expenses of $83,000. These were offset by decreases in lead generation, professional fees, tradeshows and telephone charges of $183,000. The sales and marketing team headcount at June 30, 2006 and 2005 was 10 people.

General and Administrative. G&A expense consists primarily of the personnel and other costs for the administration of our financial, human resources and executive requirements and the fees and expenses associated with legal, accounting and other services. G&A expense increased to $1,728,000 for the six months ended June 30, 2006, as compared to $1,354,000 for the same period in 2005. This increase is due to stock-based compensation expense of $203,000 in connection with the adoption of SFAS 123R in the first quarter of 2006, increases in legal fees of $90,000, accounting fees of $26,000, and other professional fees of $45,000. In addition, there were payments of 2004 and 2005 franchise taxes and other taxes in 2006 of $33,000, moving expenses of $22,000 due to relocation of the Dallas office and penalties due to Tak Investments of $45,000 due to shares of stock not being registered. These increases are offset in part by decreases in bad debt and general liability insurance of $96,000 and $31,000, respectively. The G&A staff included 7 people at June 30, 2006 as compared to 6 at June 30, 2005.

Deemed Dividend – Beneficial Conversion Feature of Series E Preferred Stock. In connection with the issuance of our Series E Preferred Stock in December 2004, we recorded a non-cash charge of $84,000 during the six months period ended June 30, 2006 that represented the deemed dividend relating to the intrinsic value of the beneficial conversion feature of the preferred stock (see Note 8 to our consolidated financial statements). There was no similar item in the six months ended June 30, 2005.

Liquidity and Capital Resources

Our principal potential sources of liquidity are cash on hand, cash generated from current revenues and cash provided from financing activities. As of June 30, 2006, we had cash and cash equivalents of $587,000. Based on our most recent projections, we believe our current level of liquid assets and the expected cash flows from contractual revenue arrangements will not be sufficient to finance our capital requirements and anticipated operating losses through 2006. We will require additional capital in the near future. We retained an investment banker in March 2006 to assist us in raising capital. There are, however, no assurances that funding will be available when we need it on terms that we find favorable, if at all.

During the six months ended June 30, 2006, $333,000 was used in our operating activities. Cash used in operating activities also reflects $236,000 of depreciation and amortization. We adopted SFAS 123R in the first quarter 2006 and $203,000 of compensation expense is included in operating activities for the six months ending June 30, 2006. Adjustments to reconcile net loss to cash used in operating activities include an increase in accounts payable and accrued expenses of $199,000.

During the six months ended June 30, 2006, approximately $18,000 was used in our investing activities reflecting capital expenditures.

On May 25, 2006, we entered into the Financing Agreement with Sand Hill which provides for us to assign certain accounts receivable to Sand Hill and for Sand Hill to advance up to $1,000,000 to us in contemplation of the collection of those accounts receivable. As of June 30, 2006, Sand Hill had advanced $223,516 to us. Sand Hill is entitled to full recourse against us for any uncollected accounts. Accordingly, the Financing Agreement is accounted for as a debt instrument collateralized by accounts receivable. The Financing Agreement has an initial term of one year with automatic renewals on an annual basis, but it may be terminated by either party at any time upon notice to the other.

Advances made under this Financing Agreement are subject to finance charges, an annual facility fee and other administrative charges. The finance charge is paid on a monthly basis and equals 1.9% on the net outstanding account balance for the month, calculated on a daily basis. The annual facility fee currently equals $10,000 of which $5,000 is paid and we will not be required to pay the balance of the fee until our obligations under the Financing Agreement exceed $500,000. We will also be charged certain administrative fees for wire transfers and returned checks for insufficient funds in connection with collection of our accounts receivable.

On July 31, 2006, we entered into the Settlement Agreement with Tak. The Settlement Agreement was approved by the holders of two-thirds of our Series E Convertible Preferred Stock on August 10, 2006. The Settlement Agreement resolved a dispute arising from a May 4, 2005 Common Stock and Warrant Purchase Agreement and a concurrently executed Outsourcing Agreement. Under the terms of the Settlement Agreement, the settlement provides for:

•	The termination of the Outsourcing Agreement

•	The cancellation of all of Tak’s equity securities (10,231,612 shares of our common stock and warrants to purchase 1,534,091 shares of our common stock);

•	A mutual general release by Tak and us of all claims against each other;

•	A three year secured promissory note, in the amount of approximately $2.6 million, issued by us to Tak that bears interest at the prime rate plus 2%, which is payable at a rate of $30,000 per month which includes interest with the remaining amounts of principal and interest, estimated at approximately $2,188,000 due at the end of the three year period; we are required to prepay up to $500,000 of such note based upon financings obtained by us equal to or greater than $1,000,000; and

•	A warrant issued to Tak to purchase 1,000,000 shares of our common stock at an exercise price which equals 110% of the closing share price of the common stock on the trading day immediately preceding the date the warrant is issued. The warrant expires on December 31, 2006.

The Outsourcing Agreement provided for the transition of certain hosting services and the outsourcing of certain development projects to Tak in accordance with an agreed on schedule over a five year term. Assuming full performance under the terms of the Outsourcing Agreement, our total commitment over the term of the Outsourcing Agreement was approximately $7.3 million. The accounting for this transaction including the recognition of costs and fees, the reversal of certain accruals and effect of recapitalization will be recorded in the third quarter of 2006.

We have incurred operating losses and negative cash flow in the past and expect to incur operating losses in the future. Spending may increase in the future for further technology and product development and other technology and database costs. We expect to incur increases in sales related expense as additional sales management and sales representatives are hired.

Our independent auditors issued their Independent Auditors’ Report on our consolidated financial statements for the fiscal year ended December 31, 2005 with an explanatory paragraph regarding our ability to continue as a going concern. We have generated net losses for the six months ended June 30, 2006 and have an accumulated deficit of $106 million. We continue to pursue sales efforts with (a) new retailers to create new communities, (b) small to medium size suppliers for the use of the supply chain software and (c) suppliers that will become subscribers to our advanced commerce services within existing and new hub communities.

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

Recently Issued Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 156, “Accounting for Servicing of Financial Assets — An Amendment of FASB Statement No. 140” (“SFAS 156”). FAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The statement permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. SFAS 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. We are currently evaluating what impact, if any, the adoption of SFAS 156 may have on our financial statements and related disclosures. We do not expect the adoption of SFAS 156 to have a material impact on our financial condition or results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 provides recognition criteria and a related measurement model for uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. Tax positions that meet the more likely than not threshold are then measured using a probability weighted approach recognizing the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of FIN 48 to have a material impact on our financial condition or results of operations.

In February 2006, the FASB issued FASB Statement No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” (“FAS 155”). FAS 155 amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and No. 140, “Accounting for

Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” FAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. FAS 155 was issued to improve financial reporting by eliminating the exemption from applying Statement 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. Providing a fair value measurement election also results in more financial instruments being measured at what the FASB regards as the most relevant attribute for financial instruments, fair value. FAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. At adoption, any difference between the total carrying amount of the individual components of the existing bifurcated hybrid financial instrument and the fair value of the combined hybrid financial instrument should be recognized as a cumulative-effect adjustment to beginning retained earnings. We do not expect the adoption of SFAS 155 to have a material impact on our financial condition or results of operations.

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

We will require additional capital in the near future. We retained an investment banker in March 2006 to assist us in raising capital. Even though we entered into the Financing Agreement with Sand Hill, additional funding will be needed. There are, however, no assurances that funding will be available when we need it on terms that we find favorable, if at all. We may seek to raise these funds through public or private equity offerings, debt financings, credit facilities, or other arrangements.

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

On August 4, 2006, we relocated our data center from Hewlett-Packard to Fastech as the host for our advanced commerce services for the timely and secure delivery of our advanced commerce services. If our outsourced data center fails to meet our expectations in terms of reliability and security, or if the outsourced data center vendor, as our largest vendor, withdraws its support, our ability to deliver our advanced commerce services will be seriously harmed, resulting in the potential loss of customers and subscription revenue. Furthermore, if our relationship with the outsourced data center vendor were terminated, we would be forced to find another service provider to host our services.

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

As of June 30, 2006, SDS Capital Group SDC LTD and its affiliate, Northsound and its affiliates, NewSpring Ventures and Tak owned approximately 19%, 14%, 9%, and 16%, respectively, of our outstanding common stock on a fully diluted basis. The shares of common stock and warrants to purchase shares of common stock held by Tak will be cancelled upon the closing of the transactions contemplated in the Settlement Agreement. The terms of the Settlement Agreement are described in the “Liquidity and Capital Resources” section of this Form 10-QSB. If our controlling stockholders choose to act together, they may be able to exercise control over us, including the election of directors and the approval of actions submitted to our stockholders. In addition, without the consent of these controlling stockholders, we may be prevented from engaging in transactions that would be beneficial to our other stockholders. Therefore, the interests of the controlling stockholders may materially conflict with our interests and the interest of our other stockholders.

We have a history of operating losses and will have future operating losses.

Our predecessor, The viaLink Company (viaLink), had a history of operating losses and incurred net losses of approximately $7.5 million in 2004, and our consolidated company incurred a net loss of $2.3 million for the year ended December 31, 2005. For the six months ended June 30, 2006, we had a net loss applicable to common stockholders of $1,137,000 and an accumulated deficit of approximately $106 million representing the sum of our historical net losses and we will incur losses in the future. Going forward, we will continue to expend resources to develop and market our products and services.

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

There can be no assurance, as we transition from a supply chain license revenue model to a subscription-based revenue model, that we can increase the business quickly enough and sustain necessary growth to ensure growth and profitability.

Due to a shift in the supply chain management market, companies are considering different revenue models, including software on demand (subscription software). As of July 1, 2006, we will no longer offer a perpetual license option; rather all deals will be on a subscription model. As we transition from licensing to subscriptions, there can be no assurance that new supply chain software subscription sales will increase sufficiently enough for our supply chain solutions to achieve consistent growth and profitability.

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

Our stockholders will experience dilution in connection with the exercise of warrants and stock options into shares of our common stock and the conversion of shares of our preferred stock into shares of our common stock. As of June 30, 2006 we had:

•	outstanding warrants exercisable into approximately 7.2 million shares of our common stock (1,534,091 of which will be cancelled upon the closing of the transactions contemplated in the Settlement Agreement with Tak);

•	outstanding stock options exercisable into approximately 3.5 million shares of our common stock; and

•	outstanding shares of preferred stock convertible into approximately 19.3 million shares of our common stock.

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

We are contractually obligated to register with the Securities and Exchange Commission (SEC) certain shares of our common stock, including shares underlying outstanding warrants and preferred stock. Under such contractual arrangements, we are required to pay penalties if we do not meet certain timelines in such required registration. We have not met these timelines. We are, therefore, accruing monthly cash penalty payments. As of June 30, 2006, we have paid or accrued $281,250 in penalties for failure to meet the contractually mandated registration timelines. We will continue to accrue $6,750 in penalties per month for the foreseeable future until such registration becomes effective. We may be unable to complete such registration and may be required to continue to accrue penalty payments. The payment of such penalties may have a material impact on our cash flows, results of operations and our financial condition.

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

ITEM 3. Controls & Procedures

(a) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, our management with the participation of or principal executive officer and principal financial officer concluded that these controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information required to be disclosed is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure, There were no changes in these controls or procedures identified in connection with the evaluation of such controls and procedures that occurred during our last fiscal quarter, or in other factors that have materially affected, or are reasonably likely to materially affect, these controls or procedures.

(b)	Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 6. Exhibits

(a) Exhibits

Exhibit Number	Description
10.1*	Financing Agreement dated as of May 25, 2006 between Sand Hill Finance, LLC and Prescient Applied Intelligence, Inc.

10.2**	Office Lease Agreement between Trizec Partners Real Estate, L.P. and Prescient Applied Intelligence, Inc. for the premises located at One Galleria Tower, Dallas, Texas

10.3**	Lease Termination Agreement between Trizec Partners Real Estate, L.P. and Prescient Applied Intelligence, Inc. for the premises located at Three Galleria Tower, Dallas, Texas

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer

*	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on May 31, 2006.
**	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on June 1, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 11, 2006	Prescient Applied Intelligence, Inc.

	By:	/s/ Jane F. Hoffer
	Name:	Jane F. Hoffer
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2006	By:	/s/ Thomas W. Aiken
	Name:	Thomas W. Aiken
	Title:	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)