Form 10QSB
period 2006-09-30
Prescient Applied Intelligence, Inc.
filed 2006-11-13
CIK 1017137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

As of November 10, 2006, the issuer had 33,414,091 outstanding shares of Common Stock.

Transitional Small Business Disclosure Format (Check One):    Yes  ☐    No  ☒

PART 1 — FINANCIAL INFORMATION

ITEM 1. Financial Statements

Prescient Applied Intelligence, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2006 and December 31, 2005

	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$327,147	$716,345
Accounts receivable, net of allowance for doubtful accounts of $77,600 at September 30, 2006 and $168,000 at December 31, 2005	1,709,720	1,957,173
Prepaid and other current assets	134,586	138,009

Total current assets	2,171,453	2,811,527
Furniture, equipment and leasehold improvements, net	171,762	224,419
Intangible assets, net	1,843,750	2,143,750
Goodwill	17,380,456	17,380,456
Other assets	49,342	49,342

Total Assets	$21,616,763	$22,609,494

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowings under accounts receivable financing arrangement	$252,919	$—
Current portion note payable	103,374	—
Accounts payable	230,054	299,514
Accrued expenses	728,509	1,340,864
Deferred revenues	1,097,340	1,083,216

Total current liabilities	2,412,196	2,723,594

Deferred maintenance - long-term portion	30,412	12,672
Long term portion note payable, net of discount of $27,806 at September 30, 2006	2,419,440	—

	2,449,852	12,672

Stockholders’ equity
Series E Preferred Stock, $.001 par value; 1,660 shares authorized; 1,657 shares issued and outstanding at September 30, 2006 and December 31, 2005 (liquidation value $17,726,128 and $16,567,747 at September 30, 2006 and December 31, 2005, respectively)	16,567,747	16,567,747
Series G Preferred Stock, $.001 par value; 480 shares authorized; 479.9 shares issued and outstanding at September 30, 2006 and December 31, 2005 (liquidation value $4,798,838 at September 30, 2006 and December 31, 2005)	4,798,838	4,798,838
Common stock, $.001 par value; 400,000,000 shares authorized; 33,414,091 and 43,645,703 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	33,413	43,645
Additional paid-in-capital	103,343,065	103,501,178
Accumulated deficit	(107,982,270)	(105,034,162)
Cumulative translation adjustment	(6,078)	(4,018)

Total stockholders’ equity	16,754,715	19,873,228

Total Liabilities and Stockholders’ Equity	$21,616,763	$22,609,494

The accompanying notes are an integral part of these condensed consolidated financial statements.

Prescient Applied Intelligence, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

For the Three and Nine months ended September 30, 2006 and 2005

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Revenue:
Subscription services	$1,456,211	$1,321,465	$4,269,400	$3,971,205
Licenses	5,000	55,500	442,224	426,121
Maintenance	368,649	431,525	1,166,621	1,152,660
Professional services	156,471	540,379	899,860	1,561,676

Total revenue	1,986,331	2,348,869	6,778,105	7,111,662

Operating expenses:
Customer operations and support	595,445	1,090,202	2,594,622	3,267,564
Development	348,639	333,504	1,022,992	1,090,259
Selling and marketing	515,377	468,141	1,725,406	1,601,002
General and administrative	708,193	723,796	2,436,322	2,077,851
Depreciation and amortization	116,788	122,645	353,177	363,552

Total operating expenses	2,284,442	2,738,288	8,132,519	8,400,228

Loss from operations	(298,111)	(389,419)	(1,354,414)	(1,288,566)

Other income (expense):
Interest expense	(37,384)	(454)	(40,321)	(5,090)
Interest income	—	1,378	—	10,083
Loss on Tak Settlement	(1,193,896)	—	(1,193,896)	—

Total other income (expense)	(1,231,280)	924	(1,234,217)	4,993

Net loss	(1,529,391)	(388,495)	(2,588,631)	(1,283,573)
Deemed Dividend on Series E Preferred Stock	(275,802)	—	(359,477)	—
Undeclared Dividend on Series E preferred Stock	(1,158,381)	—	(1,158,381)	—
Payment of damages to certain preferred shareholders	(33,750)	(40,500)	(33,750)	(40,500)

Net loss applicable to common stockholders	$(2,997,324)	$(428,995)	$(4,140,239)	$(1,324,073)

Net loss per common share - Basic and diluted	$(0.08)	$(0.01)	$(0.10)	$(0.04)

Weighted average common shares outstanding - basic and diluted	39,530,816	36,450,294	42,259,001	31,746,718

Comprehensive loss:
Net loss	$(1,529,391)	$(388,495)	$(2,588,631)	$(1,283,573)
Foreign currency translation adjustment	(174)	(474)	(2,060)	(3,550)

Comprehensive loss	$(1,529,565)	$(388,969)	$(2,590,691)	$(1,287,123)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Prescient Applied Intelligence, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Nine months ended September 30, 2006

(unaudited)

	Preferred Stock		Common Stock		Additional paid-in Capital	Accumulated Deficit	Cumulative translation adjustment	Total
	Shares	Amount	Shares	Amount
Balance December 31, 2005	2,137	$21,366,585	43,645,703	$43,645	$103,501,178	$(105,034,162)	$(4,018)	$19,873,228
Deemed dividend on Series E Preferred Stock					359,477	(359,477)		—
Non-cash compensation expense pursuant to SFAS 123R					254,931			254,931
Foreign currency translation adjustment							(2,060)	(2,060)
Accrued damages to certain preferred stockholders					(33,750)			(33,750)
Warrants issued in connection with Tak Settlement					28,600			28,600
Common Stock cancelled in connection with Tak Settlement			(10,231,612)	(10,232)	(767,371)			(777,603)
Net Loss						(2,588,631)		(2,588,631)

Balance September 30, 2006	2,137	$21,366,585	33,414,091	$33,413	$103,343,065	$(107,982,270)	$(6,078)	$16,754,715

The accompanying notes are an integral part of these condensed consolidated financial statements

Prescient Applied Intelligence, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine months ended September 30, 2006 and 2005

(unaudited)

	Nine months ended September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(2,588,631)	$(1,283,572)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	79,924	93,102
Depreciation and amortization	353,971	358,462
Loss on sale of assets	25,853	—
Loss on Tak Settlement	1,193,896	—
Non-cash stock compensation expense	254,931	—
Increase (decrease) in cash for changes in:
Accounts receivable	167,529	(261,644)
Prepaid expenses and other assets	3,423	(42,748)
Accounts payable and accrued expenses	(128,716)	(667,500)
Deferred revenue	31,864	48,880

Net cash used in operating activities	(605,956)	(1,755,020)

Cash flows from investing activities:
Capital expenditures	(26,373)	(80,123)
Additional costs for acquisition of Prescient Systems, Inc.	—	(173,532)

Net cash used in investing activities	(26,373)	(253,655)

Cash flows from financing activities:
Proceeds from accounts receivable financing agreement, net	252,919	—
Payment of note payable-related party	(7,728)
Proceeds from exercise of stock options, warrants and stock purchase plans	—	236
Payment of damages to certain preferred shareholders	—	(40,500)
Proceeds from issuance of stock from qualified financing, net of expenses	—	1,886,200

Net cash provided by financing activities	245,191	1,845,936

Net decrease in cash and cash equivalents	(387,138)	(162,739)

Effect of foreign currency translation on cash balances	(2,060)	(662)

Cash and cash equivalents, beginning of period	716,345	1,476,975

Cash and cash equivalents, end of period	$327,147	$1,313,574

Supplemental schedule of non-cash transactions:
Interest on notes payable paid in-kind with common stock	$—	$1,910

Deemed dividend on Series E Preferred Stock	$359,477	$—

Warrants issued in connection with Tak Settlement (See Note 6)	$28,600	$—

Provision for damages due to certain preferred stockholders	$(33,750)	$—

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

Our customers range from small, rapidly growing companies to large corporations in the consumer products, retail and automotive parts industries and are geographically dispersed throughout the United States, Canada and Europe.

2. Liquidity and Going Concern

Our principal potential sources of liquidity are cash on hand, cash generated from current revenues and cash provided from financing activities. As of September 30, 2006, we had cash and cash equivalents of approximately $327,000. Based on our most recent projections, we believe our current level of liquid assets and the expected cash flows from contractual revenue arrangements may not be sufficient to finance our capital requirements and anticipated operating losses without accessing external financing. We may require additional capital in the near future. We retained an investment banker in March 2006 to assist us in raising capital. There are, however, no assurances that funding will be available when we need it on terms that we find favorable, if at all. The accompanying financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result should we be unable to continue as a going concern.

We have incurred operating losses and negative cash flow in the past and may incur operating losses in the future. Spending may increase in the future for further technology and product development and other technology and database costs. We continue to pursue sales efforts with (a) new retailers to create new communities, (b) small to medium size suppliers for use of the supply chain software and (c) suppliers that will become subscribers to our advanced commerce services within existing and new hub communities.

Our independent auditors issued their Independent Auditors’ Report on our consolidated financial statements for the fiscal year ended December 31, 2005 with an explanatory paragraph regarding our ability to continue as a going concern. We have generated net losses for the nine months ended September 30, 2006 and have an accumulated deficit of approximately $108 million. During the nine months ended September 30, 2006, approximately $606,000 of our working capital was used in our operating activities. During the nine months ended September 30, 2006, approximately $26,000 of our working capital was used in our investing activities reflecting capital expenditures.

We may need additional capital in order for us to execute our current business plan successfully. The amount of additional capital needed will be dependent upon (a) our services achieving market penetration, (b) the timing of additional customer signings, (c) the ability to maintain current decreased levels of spending, and/or (d) the amount, if any, of unanticipated expenditures. There can be no assurance as to whether, when or the terms upon which any such capital may be obtained. Any failure to obtain an adequate and timely amount of additional capital on commercially reasonable terms will have a material adverse effect on our business, financial condition and results of operations, including our ability to continue as a going concern.

On May 25, 2006, we entered into a Financing Agreement with Sand Hill Finance, LLC, (“Sand Hill”) which allows us to assign certain accounts receivable to Sand Hill and for Sand Hill to advance up to $1,000,000 to us in contemplation of the collection of those accounts receivable (the “Financing Agreement”). As of September 30, 2006, Sand Hill had advanced $252,919 to us. Sand Hill is entitled to full recourse against us for any uncollected accounts. Accordingly, the financing arrangement is accounted for as a debt instrument collateralized by accounts receivable. The Financing Agreement has an initial term of one year with automatic renewals on an annual basis, but it may be terminated by either party at any time upon notice to the other.

Advances made under the Financing Agreement are subject to finance charges, an annual facility fee and other administrative charges. The finance charge is paid on a monthly basis and equals 1.9% on the net outstanding account balance for the month, calculated on a daily basis. The annual facility fee currently equals $10,000, of which $5,000 has been paid, and we will not be required to pay the balance of the fee until our obligations under the Financing Agreement exceed $500,000. We will also be charged certain administrative fees for wire transfers and returned checks for insufficient funds in connection with collection of our accounts receivable.

On July 31, 2006, we entered into a Settlement Agreement (the “Settlement Agreement”) with Tak Investments, LLC and Healthcare BPO Partners, a Texas limited partnership and an affiliate of Tak Investments, LLC (collectively referred to as “Tak”). The Settlement Agreement was approved by the holders of two-thirds of our Series E Convertible Preferred Stock on August 10, 2006 and the transaction closed on August 25, 2006. The Settlement Agreement resolved a dispute arising from the May 4, 2005 Common Stock and Warrant Purchase Agreement and a concurrently executed Outsourcing Agreement. Under the terms of the Settlement Agreement, the settlement provides for:

•	The termination of the Outsourcing Agreement;

•	The cancellation of all of Tak’s equity securities in Prescient (10,231,612 shares of our common stock and warrants to purchase 1,534,091 shares of our common stock);

•	A mutual general release by Tak and us of all claims against each other;

•	A three year secured promissory note, in the amount of $2,558,348, issued by us to Tak that bears interest at the prime rate plus 2% (10.25% at September 30, 2006), which is payable at a rate of $30,000 per month, which includes interest, with the remaining amounts of principal and interest, equal to approximately $2,207,000, due in September 2009; we are required to prepay up to $500,000 of such note based upon financings obtained by us equal to or greater than $1,000,000; and

•	A warrant issued to Tak to purchase 1,000,000 shares of our common stock at a $0.0825 per share exercise price. The warrant expires on December 31, 2006.

The three year promissory note has an outstanding principal balance, net of the discount for warrants issued, equal to $2,522,814 at September 30, 2006. A loss of $1.2 million is included in our condensed consolidated statements of operations and comprehensive loss, for the three and nine months ended September 30, 2006, resulting from the recognition of costs and fees, reversal of certain accruals and the effect of recapitalization related to this settlement. (See further details in Note 6).

3. Basis of Presentation

The condensed consolidated financial statements include Prescient Applied Intelligence, Inc. and our wholly owned subsidiaries which consist of Prescient Systems Limited (a U.K. company), Prescient Systems, Inc. (a Delaware corporation), and viaLink Operations, Inc. (a Pennsylvania corporation). Intercompany transactions and balances have been eliminated. Certain prior year balances have been reclassified to conform to the current year presentation. Such reclassifications did not affect total revenues, operating income or net income. Operating results for the nine month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2006.

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

A summary of stock option activity for the nine months ended September 30, 2006 is presented in the following table.

	Shares	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual life (years)
Outstanding at January 1, 2006	2,958,411	$2.02
Granted	680,000	0.20
Exercised	—	—
Forfeited	(149,048)	0.21
Expired	(37,027)	6.35

Outstanding at September 30, 2006	3,452,336	$1.69	$—	7.72

Vested at September 30, 2006 and expected to vest	3,377,378	$1.72	$—	7.65

Exercisable at September 30, 2006	1,757,552	$3.12	$—	6.42

We adopted SFAS No. 123R effective January 1, 2006. Prior to January 1, 2006, we applied the intrinsic value method of accounting for all stock-based employee compensation in accordance with APB No. 25 and related interpretations. We elected to use the modified prospective transition method for adopting SFAS No. 123R. Under this method, the provisions of SFAS No. 123R apply to all awards granted or modified after the date of adoption and to that portion of awards not fully vested as of the date of adoption. Accordingly, prior periods have not been restated. In our condensed consolidated statements of operations and comprehensive loss, for the three and nine months ended September 30, 2006, we recorded $52,421 and $254,931, respectively of compensation cost for share-based payment arrangements. No stock options were exercised during the nine months ended September 30, 2006.

The fair value of stock options is determined using the Black-Scholes valuation model, which is the same model we previously utilized for valuing stock options for footnote disclosures required under SFAS No. 123 as amended by SFAS No. 148. During the three and nine months ended September 30, 2006, the fair value of each stock option award was determined as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Expected volatility	105 - 110%
Expected term (years)	6.0
Risk-free interest rate	4.7 - 5.3%
Expected dividend yield	0%
Forfeiture rate	9%

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

As of September 30, 2006, there was $106,142 of total unrecognized compensation cost, which includes the impact of expected forfeitures related to unvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 2.1 years.

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

	Three months ended September 30, 2005	Nine months ended September 30, 2005
Net loss applicable to common stockholders as reported	$(428,995)	$(1,324,073)
Add: Stock-based employee compensation	—	—
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards	(27,611)	(82,833)

Net loss applicable to common stockholders - pro-forma	$(456,606)	$(1,406,906)

Basic and diluted net loss per share - as reported	$(0.01)	$(0.04)

Basic and diluted net loss per share - pro-forma	$(0.01)	$(0.04)

Our 1999 Employee Stock Purchase Plan provides our eligible employees with the opportunity to purchase shares of our common stock through participation in a payroll deduction based employee stock purchase plan designed to operate in compliance with Section 423 of the Internal Revenue Code. The purchase price for shares of our common stock under the plan will be 85 percent of the per share fair market value on either the granting date or the exercise date, whichever market value is lower. The number of shares of common stock authorized and reserved for issuance under the Plan is 40,000 shares. The stock purchase plan has been suspended, and no shares were issued during 2005 or 2006 and 36,453 shares remain eligible to be purchased under the plan as of September 30, 2006.

5. Reconciliation for Basic and Diluted Earnings per Share (“EPS”)

A reconciliation of the numerator and the denominator used in the calculation of earnings (loss) applicable to common stock per share is as follows for the three and nine month periods ended September 30, 2006 and 2005, respectively.

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Basic and diluted:
Net loss applicable to common stockholder	$(2,997,324)	$(428,995)	$(4,140,239)	$(1,324,073)
Weighted average common shares outstanding	39,530,816	36,450,294	42,259,001	31,746,718

Net loss per common share	$(0.08)	$(0.01)	$(0.10)	$(0.04)

For the nine months ended September 30, 2006, we had outstanding (a) options to purchase 3,452,336 shares at a weighted average exercise price of $1.69, (b) 8,643,453 shares of common stock to be issued upon the conversion of the Series E preferred stock at a conversion price of $1.92 per share, (c) 10,906,450 shares of common stock to be issued upon the conversion of the Series G preferred stock at a conversion price of $.44 per share, and (d) warrants to purchase 6,696,020 common shares at the exercise prices stated in the following table. These securities were outstanding but were not included in the computation of diluted earnings per share because the effect of these outstanding options, stock issuable upon conversion of preferred stock, and warrants would be antidilutive.

Underlying Common Shares attributable to outstanding warrants at September 30, 2006	Exercise Price
10,459	$0.02
1,000,000	0.08
409,091	0.48
2,766,018	0.94
2,500,000	2.00
5,000	3.00
2,500	6.00
2,952	203.20

6,696,020

For the nine months ended September 30, 2005, we had outstanding (a) options to purchase 1,121,819 shares at a weighted average exercise price of $9.25 (b) 13,737,082 shares of common stock to be issued upon conversion of the Series E and Series G preferred stock at a conversion price of $2.00 and $0.44 per share, respectively and (c) 7,230,111 warrants to purchase common shares at the exercise prices stated in the following table. These securities were outstanding but were not included in the computation of diluted earnings per share because the effect of these outstanding options, stock issuable upon conversion of preferred stock, and warrants would be antidilutive.

Underlying Common Shares attributable to outstanding warrants at September 30, 2005	Exercise Price
10,459	$0.02
409,091	0.48
1,534,091	0.50
2,766,019	1.00
2,500,000	2.00
5,000	3.00
2,500	6.00
2,951	203.20

7,230,111

6. Note Payable and Tak Settlement

On July 31, 2006, we entered into the Settlement Agreement with Tak. The Settlement Agreement was approved by the holders of two-thirds of our Series E Convertible Preferred Stock on August 10, 2006 and the transaction closed on August 25, 2006. The Settlement Agreement resolved a dispute arising from the May 4, 2005 Common Stock and Warrant Purchase Agreement and a concurrently executed Outsourcing Agreement.

Upon the approval of the Settlement Agreement we issued on August 25, 2006 a three year promissory note in favor of Tak in the principal amount of $2,558,348 (the “Note”). The Note bears interest at the prime rate plus 2% (10.25% at September 30, 2006) which is payable at a rate of $30,000 per month including interest, with the remaining amounts of principal and interest, equal to approximately $2,207,000 due September 2009. In addition, in the event that we close any equity or equity based financing with gross proceeds totaling at least $1,000,000, we are required to prepay a portion of the Note equal to 15% of the proceeds from such financing, up to $500,000 in the aggregate. The Note is secured by all of our assets, subordinated only to the rights of Sand Hill, or any such replacement financing providing working capital to us in an aggregate principal amount not to exceed $1,000,000.

As part of the Settlement Agreement, on August 25, 2006, we issued to Tak a warrant to purchase 1,000,000 shares of our common stock at an exercise price equal to $0.0825 per share. The warrant is fully exercisable and expires December 31, 2006. The warrant has a fair value, as computed under the Black-Scholes model, of $28,600, which was recorded as a discount to the note payable, which is being amortized to interest expense over the term of the note. At September 30, 2006, the unamortized discount on the note payable is $27,806. During the three and nine months ended September 30, 2006, we recorded interest expense of $794.

As of September 30, 2006, the outstanding principal balance on the note is 2,522,814, of which the current portion due is $103,374 and the remaining balance is classified as long term debt in the amount of $2,419,440, which is net of the discount of $27,806.

The terms of the Settlement Agreement also provided for the termination of the Outsourcing Agreement with Tak; the cancellation of all of Tak’s equity securities in Prescient (10,231,612 shares of our common stock and warrants to purchase 1,534,091 shares of our common stock); and a mutual general release by Tak and us of all claims against each other. We recorded a loss on settlement of $1.2 million for the three and nine months ended September 30, 2006. This loss, resulting from the recognition of costs and fees, reversal of certain accruals and the effect of recapitalization related to this settlement, is summarized as follows:

Three and Nine months ended September 30, 2006
Fair value of common stock cancelled	$777,603
Release of accrued expenses for Data Center and penalties	600,000
Balance due from Tak	(13,151)
Note Payable Issued	(2,558,348)

Loss on Tak Settlement	$(1,193,896)

The fair value of the common stock was determined based upon the average stock price a few days before and after the transaction date. Penalty expense represents previously accrued expenses due under a registration right agreement.

7. Account Receivable and Financing Agreement

On May 25, 2006, we entered into the Financing Agreement with Sand Hill which allows us to assign certain accounts receivable to Sand Hill and for Sand Hill to advance 80% of the underlying receivable for domestic receivables and 65% for foreign receivables, up to a $1,000,000 total advance to us in contemplation of the collection of those accounts receivable . The remaining balance (20% for domestic, 35% for foreign) less interest of approximately 1.9% per month plus other administration fees, is paid to us once the customer has paid. As of September 30, 2006, we had $311,903 of accounts receivable assigned to Sand Hill. Sand Hill is entitled to full recourse against us for any uncollected accounts. Accordingly, the Financing Agreement is accounted for as a debt instrument collateralized by accounts receivable. We address the risk of loss associated with these repurchased receivables in our allowance for doubtful accounts. The Financing Agreement has an initial term of one year with automatic renewals on an annual basis, but it may be terminated by either party at any time upon notice to the other.

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

8. Accrued Liabilities

Accrued expenses at September 30, 2006 and December 31, 2005 consisted of the following:

	September 30, 2006	December 31, 2005
Accrued employee compensation	$338,307	$234,309
Accrued professional fees and contract labor	140,317	226,978
Accrued royalty payments	23,913	74,383
Accrued damages to stockholders (see Note 10)	81,000	182,250
Accrued obligation to placement agent	100,000	100,000
Other accrued expenses	44,972	522,944

Total accrued expenses	$728,509	$1,340,864

9. Income Taxes

We are required to record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax asset depends on our ability to generate sufficient taxable income in the future. We have recognized a full valuation allowance for the amount of net deferred tax asset at September 30, 2006 and December 31, 2005 since there is uncertainty as to the recoverability of the deferred tax asset.

10. Convertible Preferred Stock

Series E

As of September 30, 2006 and December 31, 2005 there were a total of 1,657 shares of Series E preferred stock outstanding. The Series E preferred stock was convertible into shares of our common stock at an initial conversion price of $2.00 per share, and in July 2006 the Series E preferred shares began accumulating dividends at a rate of 4% per annum calculated from the date of issuance, which increases to 8% per annum July 2007. Earned but undeclared dividends were $1,158,381 for the three and nine months ended September 30, 2006. Since these dividends have not yet been declared, they are not recognized as a liability, but are included in loss applicable to common stockholders. The dividends will be recognized as a liability when declared by the board of directors. At the option of the Company, the dividends can be paid in cash or in shares of common stock. In connection with dilutive issuances of stock options and warrants, the conversion price for the Series E preferred stock was subsequently reduced to $1.98 per share in March 2006 and further reduced to $1.92 per share in September 2006. As a result, we recognized a deemed dividend to the Series E preferred stockholders in the amount of $275,802 and $359,477 for the three and nine months ended September 30, 2006, respectively. The liquidation preference for the Series E preferred stock is $10,000 per share plus accumulated dividends.

Series G

On May 4, 2005, concurrent with the conversion of our previously outstanding Series F preferred stock into our common stock, we issued 239.9419 shares of Series G preferred stock. The Series G preferred stock earns no dividends and can be converted to common stock at an exchange rate of $0.44. The liquidation preference for the Series G preferred stock is $10,000 per share.

We also issued an additional 3,357,745 shares of common stock and 239.93 shares of our Series G preferred stock in December 2005 in connection with our failure to obtain additional equity financing as required in connection with a financing in May 2005. As of September 30, 2006 and December 31, 2005, we had 479.9 shares of Series G preferred stock outstanding.

These stockholders received a penalty payment of $40,500 in the third quarter of 2005 because we failed to timely register the underlying shares of stock. Under EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, we have estimated the fair value of the remaining liability of such rights are $182,000 and $81,000 as of December 31, 2005 and September 30, 2006, respectively. As part of the Tak Settlement in August 2006, we eliminated a portion of such accruals (see Note 6), of which $135,000 was recorded in fiscal 2005 and $45,000 was recorded in fiscal 2006 as penalty expense.

11. Related Parties

On April 12, 2005 and April 28, 2005, we received two bridge loans from Tak for $250,000 each in anticipation of the consummation of an equity financing that was completed on May 4, 2005. The bridge notes were converted in this financing and accrued interest was paid to Tak in the form of 4,340 shares of our common stock.

Our May 2005 financing resulted in the receipt of $1.75 million from Tak net of the proceeds received in connection with the issuance of the bridge notes and resulted in the issuance by us to Tak of 5,113,636 shares of our common stock and warrants to purchase 1,534,091 shares of our common stock for $1.00 per share. In connection with this financing, we were required to obtain $1.5 million of additional financing within 120 days from the closing, which we did not do. As a result, we were required to issue to Tak an additional 5,113,636 shares of our common stock and lower the exercise price on 1,534,091 of the warrants issued to Tak from $1.00 to $0.50 per share. We failed to timely register shares issued to Tak and penalties had been accrued in the amount of $180,000. The Tak common stock and warrants were subsequently cancelled in connection with the Tak Settlement agreement executed August 25, 2006. The penalty liability was released as part of the settlement. (See further details of the settlement agreement in Note 6.)

On July 31, 2006, we entered into the Settlement Agreement with Tak. The Settlement Agreement was approved by the holders of two-thirds of our Series E Convertible Preferred Stock on August 10, 2006 and the transaction closed on August 25, 2006. The Settlement Agreement resolved a dispute arising from a May 4, 2005 Common Stock and Warrant Purchase Agreement and a concurrently executed Outsourcing Agreement. Under the terms of the Settlement Agreement, the settlement provides for:

•	The termination of the Outsourcing Agreement

•	The cancellation of all of Tak’s equity securities in Prescient (10,231,612 shares of our common stock and warrants to purchase 1,534,091 shares of our common stock);

•	A mutual general release by Tak and us of all claims against each other;

•	A three year secured promissory note, in the amount of $2,558,348, issued by us to Tak that bears interest at the prime rate plus 2% (10.25% at September 30, 2006), which is payable at a rate of $30,000 per month, which includes interest, with the remaining amounts of principal and interest, equal to approximately $2,207,000 due in September 2009; we are required to prepay up to $500,000 of such note based upon financings obtained by us equal to or greater than $1,000,000; and

•	A warrant issued to Tak to purchase 1,000,000 shares of our common stock at a $0.0825 per share exercise price. The warrant expires on December 31, 2006

On August 4, 2006, we entered into a services agreement with Fastech Integrated Solutions, LLC (“Fastech”) for hardware relocation/migration services and on demand hosting services. The services agreement shall remain in effect for a period of 36 months and shall renew each term for a consecutive 36 month period until terminated by one party 120 days prior to the expiration of the then current term. Jane F. Hoffer, our President, Chief Executive Officer, as well as a member of our Board of Directors, is also a director of Fastech. Michael A. DiPiano is a member of our Board of Directors and a General Partner of NewSpring Ventures, which is one of our significant stockholders. Mr. DiPiano is also an affiliate of a significant debt holder of Fastech, NewSpring Capital. Data Center costs paid to Fastech in the amount of approximately $45,000 are included in our condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2006.

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

This Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Those statements are therefore entitled to the protection of the safe harbor provisions of these laws. These forward-looking statements, which are usually accompanied by words such as “may,” “might,” “will,” “should,” “could,” “intends,” “estimates,” “predicts,” “potential,” “continue,” “believes,” “anticipates,” “plans,” “expects”, “if”,“ forecasts”,“ projects”, and similar expressions, involve risks and uncertainties, and relate to, without limitation, statements about our market opportunities, our strategy, our competition, our projected revenue and expense levels and the adequacy of our available cash resources. This Form 10-QSB also contains forward-looking statements attributed to third parties. These statements are only predictions based on current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or forecasted in, or implied by, such forward-looking statements, including those factors discussed in the “Additional Factors That May Affect Future Results” section in this report on Form 10-QSB.

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

As a combined organization, we deliver solutions that enable retailers and suppliers to collaborate and better meet consumer demand through shared point-of-sale data. Our solution is called the Consumer ZOOM Demand Network™ (“CZDN”), a business model that focuses on the needs of the consumer, while providing retailers and suppliers with the ability to clearly see real-time demand and use that knowledge to drive supply chain efficiency.

Through the CZDN platform, we facilitate the flow and use of demand data between retailer and supplier, allowing trading partners to gather, cleanse, analyze, and respond to consumer demand. This greater understanding of consumer trends and needs directly impacts performance at the store shelf, increases sales, and reduces overall costs.

Our CZDN platform contains solutions that enable retailers to design programs that address a specific goal or a broad range of objectives, including: collaboration on forecasting, promotions, and managing orders; reducing out of stocks; negotiating payment and shrink share terms; and eliminating invoice discrepancies and other operational factors that impede sales.

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

Implementation Fees. Implementation fees for our advanced commerce hosting services are based on time and materials, are nonrefundable and are separately priced from the use of our advanced commerce hosting subscription services. These activities can range from a basic implementation that simply establishes a web browser interface to a more involved activity where we assist a customer to modify the customer’s systems and automate the connection. We recognize implementation fees as services are rendered

Software Licenses. Revenue from software license fees is recognized upon contract execution, provided delivery has occurred, fees are fixed and determinable, and collection of the related receivable is deemed probable. Typically, our license fees are non-refundable. If a software license contains customer-specific acceptance criteria or a cancellation right, recognition of the software revenue is deferred until the earlier of customer acceptance or the expiration of the acceptance period or cancellation right.

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

We generate substantially all of our revenue from within the United States. During the nine months ended September 30, 2006, approximately 96% of our total revenue was generated within the United States. Approximately 4% of our total revenue was generated from the United Kingdom during this nine month period.

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

Service revenues, including training and implementation consulting, are separately priced and are recognized as the services are performed, based upon the fair value of services performed

Professional services revenue is recorded as service is performed. A Professional Services Agreement is a time and materials agreement for services provided by us for new and existing customers. Professional services performed include implementation, training, audit assessment, upgrades, and enhancements.

Allowance for Doubtful Accounts. Our allowance for doubtful accounts relates to trade accounts receivable. The allowance for doubtful accounts is an estimate prepared by management based on identification of the collectability of specific accounts and the overall condition of the receivable portfolios. We specifically analyze individual customer balances in trade receivables, historical bad debts, customer credit, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Likewise, should we determine that we would be able to realize more of our receivables in the future than previously estimated, an adjustment to the allowance would increase income in the period such determination was made. The allowance for doubtful accounts is reviewed on a quarterly basis and adjustments are recorded as deemed necessary.

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

Our continuing losses from operations are one factor which could be an indicator that the carrying amounts of any of our assets may not be recoverable. We performed an analysis comparing estimated future cash flows to the carrying value of our assets at December 31, 2005. The analysis did not indicate that impairment exists as of December 31, 2005. The estimated future cash flows were based upon certain assumptions and are dependent upon future performance. See “Additional Factors That May Affect Future Results” for factors that may cause operations to vary from our estimates. If actual results differ from the estimated future cash flows impairment may be evident in future periods. We do not believe an impairment exists at September 30, 2006.

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

Determining fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual results may differ from those estimates. Our goodwill impairment analysis, which was performed as of December 31, 2005, did not result in an impairment charge. We based our determination on a valuation completed by an outside consulting firm using estimates and assumptions provided by management. We do not believe an impairment exists at September 30, 2006.

Results of Operations

Comparison of the Three Months Ended September 30, 2006 to the Three Months Ended September 30, 2005

Revenues. Our revenues are comprised of revenues for subscriptions and implementation fees for our advanced commerce solutions, as well as license, maintenance and services revenues for our retail-centric solutions. The following table sets forth for the periods indicated the components of revenue included in our consolidated statements of operations:

	Three months ended September 30,
	2006	2005
Revenues:
Subscription services	$1,456,211	$1,321,465
Licenses	5,000	55,500
Maintenance	368,649	431,525
Professional services	156,471	540,379

	$1,986,331	$2,348,869

Subscription revenues have increased 10% to $1,456,000 for the three months ended September 30, 2006, as compared to $1,321,000 for the same period in 2005. This is due primarily to the addition of new customers and the continued expansion of existing customers. Continued subscription revenue growth is dependent upon the number of subscribers to these services and how many trading partners with which they are exchanging data (“connections”) and is also dependent upon increasing the number of connections between our existing customers and adding new customers. The rate at which the connections increase can vary significantly from one customer to another depending upon each company’s deployment strategy.

License revenues were $5,000 for the three months ended September 30, 2006, as compared to $55,500 for the same period in 2005. Revenue recognition is dependent upon finalization of new arrangements and are comprised of perpetual, adaptive and Application Service Provider (“ASP”) license sales. In the third quarter of 2006, we sold one perpetual license as compared to five perpetual licenses in the third quarter 2005. The decrease is due to slippage of certain new license sales from third quarter to fourth quarter.

Maintenance revenues were $369,000 for the three months ended September 30, 2006, as compared to $432,000 for the same period in 2005. This decrease is primarily the result of older customers not renewing maintenance contracts. .

Professional services revenue which includes implementation was $156,000 for the three months ended September 30, 2006, as compared to $540,000 for the same period in 2005. The decrease is due primarily to the decline in license sales which directly impacted professional services and implementation revenue during the three months ended September 30, 2006. In addition, there was one large contract completed in 2005 which accounted for approximately $145,000 or 27% of the professional services revenue recognized during the three months ended September 30, 2005.

Customer Operations and Support. Customer operations and support expense consists of personnel costs associated with implementation, consulting and other services and costs of operating, maintaining and accessing technical operations and hosting facilities in support of our advance commerce offerings. Customer operations and support expense also includes the cost of providing support and maintenance to customers. Our customer operations and support expense decreased to $595,000 for the three months ended September 30, 2006, as compared to $1,090,000 for the same period in 2005. This decrease is due primarily to reductions in personnel costs of $184,000 as the headcount decreased from 24 at September 30, 2005 to 17 at September 30, 2006, and decreased data center costs of $263,000 related to the transition of the HP data center to Fastech in August 2006. An additional decrease of $39,000 is due to a reduction in cost of sales directly related to the decrease in professional services revenue year over year.

Development. Development expense includes personnel and professional fees incurred for product development, enhancements, upgrades, and quality assurance and testing across both advanced commerce and supply chain product offerings. Our development expenses increased to $349,000 for the three months ended September 30, 2006, as compared to $334,000 for the same period in 2005. This increase is due primarily to an increase in personnel costs of $22,000 due to an increase in headcount from 12 at September 30, 2005 to 14 at September 30, 2006, offset by an $11,000 reduction in data communication costs.

Selling and Marketing. Selling and marketing expense consists primarily of personnel costs, travel, sales lead generation fees, public relations fees, seminars and conferences. Selling and marketing expense increased to $515,000 for the three months ended September 30, 2006, as compared to $468,000 for the same period in 2005. The most notable changes for the three months ended September 30, 2006 as compared to the same period in the prior year are an increase in personnel costs as headcount grew from 6 at September 30, 2005 to 12 at September 30, 2006, and an increase in travel expenses of $22,000 directly related to the increase in headcount. There were also increases in public relations expense and professional fees in the amounts of $26,000 and $14,000 respectively, offset by a decrease in communications costs of $15,000.

General and Administrative. G&A expense consists primarily of the personnel and other costs for the administration of our financial, human resources and executive requirements and the fees and expenses associated with legal, accounting and other services. G&A expense remained relatively flat year over year with a decrease to $708,000 for the three months ended September 30, 2006, as compared to $724,000 for the same period in 2005. The most notable changes were increases in stock-based compensation expense of $56,000 in connection with the adoption of SFAS 123R, personnel costs of $32,000 related to an increase in headcount from 5 at September 30, 2005 to 7 at September 30, 2006, moving expenses of $9,000 related to the relocation of the Dallas, TX office, communication charges of $13,000 and a loss on sale of equipment in the amount of $26,000 related to the closing of the HP data center. These increases were offset by decreases in office rent of $72,000 due to the relocation of the Dallas, TX office, decreased legal, accounting and print charges totaling $70,000 related to decreased SEC filings in 2006, and a decrease in bad debt expense of $10,000.

Deemed Dividend – Beneficial Conversion Feature of Series E Preferred Stock. In connection with conversion price reset provisions of our Series E Preferred Stock , we recorded a non-cash charge of $276,000 during the three months ended September 30, 2006 that represented the deemed dividend relating to the intrinsic value of the beneficial conversion feature of the preferred stock (see Note 10 to our consolidated financial statements). There was no similar item in the three months ended September 30, 2005.

Comparison of the Nine months Ended September 30, 2006 to the Nine months Ended September 30, 2005

Revenues. Our revenues are comprised of revenues for subscriptions and implementation fees for our advanced commerce solutions, as well as license, maintenance and services revenues for our retail-centric solutions. The following table sets forth for the periods indicated the components of revenue included in our consolidated statements of operations:

	Nine months ended September 30,
	2006	2005
Revenues:
Subscription services	$4,269,400	$3,971,205
Licenses	442,224	426,121
Maintenance	1,166,621	1,152,660
Professional services	899,860	1,561,676

	$6,778,105	$7,111,662

Subscription revenues have increased 8% to $4,269,000 for the nine months ended September 30, 2006, as compared to $3,971,000 for the same period in 2005. This is due to the addition of new customers and the continued expansion of existing customers. Continued subscription revenue growth is dependent upon the number of subscribers to these services and connections and is also dependent upon increasing the number of connections between our existing customers and adding new customers. The rate at which the connections increase can vary significantly from one customer to another depending upon each company’s deployment strategy.

License revenues were $442,000 for the nine months ended September 30, 2006, as compared to $426,000 for the same period in 2005. Revenue recognition is dependent upon finalization of new arrangements and are comprised of perpetual, adaptive and ASP license sales. In the nine months ended September 30, 2006, we sold seven perpetual licenses – three to new customers and four upgrades to existing customers. In the nine months ended September 30, 2005, we sold seven perpetual license and one adaptive license- six to new customers and two upgrades to existing customers.

Maintenance revenues were $1,167,000 for the nine months ended September 30, 2006, as compared to $1,153,000 for the same period in 2005. This increase is primarily the result of new customers and increases in annual renewal rates, offset by the cancellations of older customers. .

Professional services revenue which includes implementation was $900,000 for the nine months ended September 30, 2006, as compared to $1,562,000 for the same period in 2005. The decline in new license sales in the fourth quarter of 2005 and the first three quarters of 2006 directly impacted professional services and implementation revenue during the nine months ended September 30, 2006. In addition, there was one large contract completed in 2005 which accounted for approximately $500,000 or 33% of the professional services revenue recognized during the nine months ended September 30, 2005.

Customer Operations and Support. Customer operations and support expense consists of personnel costs associated with implementation, consulting and other services and costs of operating, maintaining and accessing technical operations and hosting facilities in support of our advance commerce offerings. Customer operations and support expense also includes the cost of providing support and maintenance to customers. Our customer operations and support expense decreased to $2,595,000 for the nine months ended September 30, 2006, as compared to $3,268,000 for the same period in 2005. The decrease is due primarily to reductions in personnel costs of $463,000 as the headcount decreased from 24 at September 30, 2005 to 17 at September 30, 2006, decreased data center costs of $122,000 related to the transition of the HP data center to Fastech in August, 2006, and a $62,000 reduction in cost of sales directly related to the decrease in professional services revenue year over year. Other decreases include $40,000 for data communication charges, $30,000 for maintenance agreements, and $22,000 for recruiting and other professional services offset by increases of $57,000 for equipment rental and $22,000 for travel expense.

Development. Development expense includes personnel and professional fees incurred for product development, enhancements, upgrades, and quality assurance and testing across both advanced commerce and supply chain product offerings. Our development expenses decreased to $1,023,000 for the nine months ended September 30, 2006, as compared to $1,090,000 for the same period in 2005. The decrease is due primarily to a decrease in personnel costs of $34,000 and a $32,000 reduction in data communication costs.

Selling and Marketing. Selling and marketing expense consists primarily of personnel costs, travel, sales lead generation fees, public relations fees, seminars and conferences. Selling and marketing expense increased to $1,725,000 for the nine months ended September 30, 2006, as compared to $1,601,000 for the same period in 2005.

The most notable increases for the nine months ended September 30, 2006 as compared to the same period in the prior year are a $138,000 increase in personnel costs as headcount grew from 6 at September 30, 2005 to 12 at September 30, 2006, and an increase in travel expenses of $54,000 directly related to the increase in headcount. Further increases include public relations and marketing expenses totaling $121,000 and subscription expense of $21,000. These were offset by decreases in lead generation, professional fees, software expense, recruiting, and telephone charges of $198,000.

General and Administrative. G&A expense consists primarily of the personnel and other costs for the administration of our financial, human resources and executive requirements and the fees and expenses associated with legal, accounting and other services. G&A expense increased to $2,436,000 for the nine months ended September 30, 2006, as compared to $2,078,000 for the same period in 2005. This increase is due to stock-based compensation expense of $255,000 in connection with the adoption of SFAS 123R in the first quarter of 2006, increases in personnel costs of $79,000, legal fees of $84,000, other professional fees of $53,000, and a loss on sale of equipment in the amount of $26,000 related to the closing of the HP data center. In addition, there were other increases resulting from payments of prior year franchise taxes and other taxes in 2006 of $23,000, moving expenses of $31,000 due to relocation of the Dallas office and penalties due to Tak of $45,000 due to shares of stock not being registered. These increases are offset in part by decreases of $90,000 in office rent, $22,000 in accounting fees, $81,000 in bad debt, and $40,000 in general liability insurance.

Deemed Dividend – Beneficial Conversion Feature of Series E Preferred Stock. In connection with conversion price reset provision of our Series E Preferred Stock, we recorded a non-cash charge of $359,000 during the nine months ended September 30, 2006 that represented the deemed dividend relating to the intrinsic value of the beneficial conversion feature of the preferred stock (see Note 10 to our consolidated financial statements). There was no similar item in the nine months ended September 30, 2005.

Liquidity and Capital Resources

Our principal potential sources of liquidity are cash on hand, cash generated from current revenues and cash provided from financing activities. As of September 30, 2006, we had cash and cash equivalents of $327,000. Based on our most recent projections, we believe our current level of liquid assets and the expected cash flows from contractual revenue arrangements may not be sufficient to finance our capital requirements and anticipated operating without accessing external financing. We may require additional capital in the near future. We retained an investment banker in March 2006 to assist us in raising capital. There are, however, no assurances that funding will be available when we need it on terms that we find favorable, if at all.

During the nine months ended September 30, 2006, $606,000 of our working capital was used in our operating activities. Cash used in operating activities during 2006 reflects a net loss of $2.6 million, which net loss includes non cash items such as the $1.2 million loss related to the Tak settlement, $354,000 of depreciation and amortization, $26,000 loss on disposal of fixed assets, and $80,000 provision for doubtful accounts. We adopted SFAS 123R in the first quarter 2006 and $255,000 of non-cash compensation expense is included in operating activities for the nine months ending September 30, 2006. During the nine months ended September 30, 2006, approximately $26,000 was used in our investing activities reflecting capital expenditures.

On May 25, 2006, we entered into the Financing Agreement with Sand Hill which provides for us to assign certain accounts receivable to Sand Hill and for Sand Hill to advance up to $1,000,000 to us in contemplation of the collection of those accounts receivable. As of September 30, 2006, Sand Hill had advanced $252,919 to us. Sand Hill is entitled to full recourse against us for any uncollected accounts. Accordingly, the Financing Agreement is accounted for as a debt instrument collateralized by accounts receivable. The Financing Agreement has an initial term of one year with automatic renewals on an annual basis, but it may be terminated by either party at any time upon notice to the other.

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

On July 31, 2006, we entered into the Settlement Agreement with Tak. The Settlement Agreement was approved by the holders of two-thirds of our Series E Convertible Preferred Stock on August 10, 2006 and the transaction closed on August 25, 2006. The Settlement Agreement resolved a dispute arising from a May 4, 2005 Common Stock and Warrant Purchase Agreement and a concurrently executed Outsourcing Agreement. Under the terms of the Settlement Agreement, the settlement provides for:

•	The termination of the Outsourcing Agreement

•	The cancellation of all of Tak’s equity securities in Prescient (10,231,612 shares of our common stock and warrants to purchase 1,534,091 shares of our common stock);

•	A mutual general release by Tak and us of all claims against each other;

•	A three year secured promissory note, in the amount of $2,558,348 million, issued by us to Tak that bears interest at the prime rate plus 2%, which is payable at a rate of $30,000 per month which includes interest with the remaining amounts of principal and interest, equal to approximately $2,207,000 due in September 2009; we are required to prepay up to $500,000 of such note based upon financings obtained by us equal to or greater than $1,000,000; and

•	A warrant issued to Tak to purchase 1,000,000 shares of our common stock at a $0.0825 per share exercise price. The warrant expires on December 31, 2006.

The three year promissory note has an outstanding principal balance, net of the discount for warrants issued, equal to $2,522,814 at September 30, 2006. A loss of $1.2 million is included in our condensed consolidated statements of operations and comprehensive loss, for the three and nine months ended September 30, 2006, resulting from the recognition of costs and fees, reversal of certain accruals and the effect of recapitalization related to this settlement. (See further details on the Settlement Agreement in Note 6).

We have incurred operating losses and negative cash flow in the past and may incur operating losses in the future. Spending may increase in the future for further technology and product development and other technology and database costs.

Our independent auditors issued their Independent Auditors’ Report on our consolidated financial statements for the fiscal year ended December 31, 2005 with an explanatory paragraph regarding our ability to continue as a going concern. We have generated net losses for the nine months ended September 30, 2006 and have an accumulated deficit of $108 million. We continue to pursue sales efforts with (a) new retailers to create new communities, (b) small to medium size suppliers for the use of the supply chain software and (c) suppliers that will become subscribers to our advanced commerce services within existing and new hub communities.

We may need additional capital in order for us to execute our current business plan successfully. The amount of additional capital needed will be dependent upon (a) our services achieving market penetration, (b) the timing of additional customer signings, (c) the ability to maintain current decreased levels of spending, and/or (d) the amount, if any, of unanticipated expenditures. There can be no assurance as to whether, when or the terms upon which any such capital may be obtained. Any failure to obtain an adequate and timely amount of additional capital on commercially reasonable terms will have a material adverse effect on our business, financial condition and results of operations, including our ability to continue as a going concern.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The future implementation of this Statement is not expected to have a significant effect on our financial statements.

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

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 provides recognition criteria and a related measurement model for uncertain tax positions Taken or expected to be Taken in income tax returns. FIN 48 requires that a position Taken or expected to be Taken in a tax return be recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. Tax positions that meet the more likely than not threshold are then measured using a probability weighted approach recognizing the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of FIN 48 to have a material impact on our financial condition or results of operations.

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

To date, we have funded our operations primarily through proceeds from the public and private placements of equity and debt securities, as well as contractual revenue arrangements with our customers. We believe that our existing cash and cash equivalents and expected revenue from our customers may not be sufficient to meet our operating and capital without accessing external financing. In addition, the Tak settlement has increased the debt carried on our balance sheet and requires a $30,000 debt service payment per month through September 2009 and a balloon payment thereafter of approximately $2,207,000.

We may require additional capital in the near future. We retained an investment banker in March 2006 to assist us in raising capital. Even though we entered into the Financing Agreement with Sand Hill, additional funding may be needed. There are, however, no assurances that funding will be available when we need it on terms that we find favorable, if at all. We may seek to raise these funds through public or private equity offerings, debt financings, credit facilities, or other arrangements.

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

As of September 30, 2006, SDS Capital Group SDC LTD and its affiliate, Northsound and its affiliates, and NewSpring Ventures owned approximately 23%, 17%, and 10%, respectively, of our outstanding common stock on a fully diluted basis. If our controlling stockholders choose to act together, they may be able to exercise control over us, including the election of directors and the approval of actions submitted to our stockholders. In addition, without the consent of these controlling stockholders, we may be prevented from engaging in transactions that would be beneficial to our other stockholders. Therefore, the interests of the controlling stockholders may materially conflict with our interests and the interest of our other stockholders.

We have a history of operating losses and will have future operating losses.

Our predecessor, The viaLink Company (“viaLink”), had a history of operating losses and incurred net losses of approximately $7.5 million in 2004, and our consolidated company incurred a net loss of $2.3 million for the year ended December 31, 2005. For the nine months ended September 30, 2006, we had a net loss applicable to common stockholders of $4,140,000 and an accumulated deficit of approximately $108 million representing the sum of our historical net losses and we will incur losses in the future. Going forward, we will continue to expend resources to develop and market our products and services.

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

We depend on suppliers to subscribe to our advanced commerce services in sufficient and increasing numbers to make the services attractive to retailers and, consequently, other suppliers. In order to provide retailers accurate data, we rely on suppliers to update their item, price and promotion information stored in the advanced commerce database. We cannot guarantee that the item, price and promotion information available from our services will always be accurate, complete and current, or that it will comply with governmental regulations, such as those relating to pricing alcohol and liquor or nutritional guidelines. Incorrect information could expose us to liability if it harms users of our services or results in decreased adoption and use of these services.

Our customer base is concentrated and our success depends in part on our ability to retain existing customers and subscribers.

If one or more of our major advanced commerce customers were to substantially reduce or terminate their use of these services, our business, operating results and financial condition would be harmed. In 2005, our advance commerce revenues, which are primarily subscriptions, comprised approximately 59% of total revenues, and approximately 43% of our advanced commerce subscription revenues were derived from our five largest customers. Our largest customer in 2005 accounted for approximately 13% of total revenues and our largest advance commerce customer accounted for 24% of subscription revenue. For the nine months ended September 30, 2006, subscription revenue comprised 63% of our total revenue and approximately 61% of our subscription revenues were derived from our four largest customers. Our largest customer accounted for approximately 14% of total revenues and 22% of total subscription revenues. The amount of our revenues attributable to specific customers is likely to vary from year to year. We do not have long-term contractual commitments with any of our current customers, and our customers may terminate their contracts with little or no advance notice and without significant penalty. As a result, we cannot be certain that any of our current customers will be customers in future periods. A customer termination would not only result in lost revenue, but also the loss of customer references that are necessary for securing future customers.

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

Due to a shift in the supply chain management market, companies are considering different revenue models, including software on demand (subscription software). While our advanced commerce solutions have always been subscription-based, in the third quarter of 2006, we announced a transition from our traditional supply chain solution offering to subscription-based software and services. As we transition from licensing to subscriptions, there can be no assurance that new supply chain software subscription sales will increase sufficiently enough for our supply chain solutions to achieve consistent growth and profitability.

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

Ross Systems, Inc (“Ross”) signed a technology licensing agreement with our predecessor, Prescient Systems on April 21, 2004, under which it licensed application code owned by Prescient Systems in order to resell and build out a Ross-specific solution based upon Prescient Systems’ technology. The agreement with Ross included a non-compete clause that restricted Ross’ ability to compete with Prescient Systems for one year. Ross is no longer prohibited from selling directly into our customer base with a competing solution. Therefore, we may have to compete against solutions provided by Ross that are based on our own technology. Ross also has the ability to partner with other providers of consumer goods industry point solutions, thus rounding out Ross’ ERP solution. If Ross is able to offer a more robust solution to the consumer goods industry, there can be no assurance that we will be able to offer comparable functionality. Therefore, there can be no assurance that we will be able to compete effectively against Ross.

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

Our stockholders will experience dilution in connection with the exercise of warrants and stock options into shares of our common stock and the conversion of shares of our preferred stock into shares of our common stock. As of September 30, 2006 we had:

•	outstanding warrants exercisable into approximately 6.7 million shares of our common stock

•	outstanding stock options exercisable into approximately 3.5 million shares of our common stock; and

•	outstanding shares of preferred stock convertible into approximately 19.5 million shares of our common stock.

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

We are contractually obligated to register with the Securities and Exchange Commission (“SEC”) certain shares of our common stock, including shares underlying outstanding warrants and preferred stock. Under such contractual arrangements, we are required to pay penalties if we do not meet certain timelines in such required registration. We have not met these timelines. We are, therefore, accruing monthly cash penalty payments. As of September 30, 2006, we have accrued $81,000 in penalties for failure to meet the contractually mandated registration timelines. We will continue to accrue $6,750 in penalties per month for the foreseeable future until such registration becomes effective. We may be unable to complete such registration and may be required to continue to accrue penalty payments. The payment of such penalties may have a material impact on our cash flows, results of operations and our financial condition.

There are certain rules applicable to our common stock as a “penny stock,” and those rules may limit the liquidity and the resale of our common stock.

The SEC has promulgated rules governing the trading in penny stocks, defined generally as low-priced (below $5), speculative securities of very small companies. While penny stocks generally trade over-the-counter, such as on the OTCBB or the Pink Sheets, they may also trade on securities exchanges, including foreign securities exchanges. Under these rules, our common stock is currently classified as a penny stock. As a penny stock, our common stock is currently subject to rules promulgated by the SEC that impose additional sales practice requirements on broker-dealers that might sell such securities to persons other than established customers and institutional accredited investors. For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written consent to the transaction prior to sale. Further, if the price of the stock is below $5 per share and the issuer does not have $2.0 million or more of net tangible assets or is not listed on a registered national securities exchange or Nasdaq, sales of such stock in the secondary trading market are subject to certain additional rules promulgated by the SEC. Our common stock is currently subject to these additional rules. These rules generally require, among other things, that brokers engaged in secondary trading of penny stocks provide customers with written disclosure documents, monthly statements of the market value of penny stocks, disclosure of the bid and asked prices, and disclosure of the compensation to the broker-dealer and the salesperson working for the broker-dealer in connection with the transaction. These rules and regulations may affect the ability of broker-dealers to sell our common stock, thereby effectively limiting the liquidity of our common stock. These rules may also adversely affect the ability of persons that acquire our common stock to resell their securities in any trading market that may exist at the time of such intended sale. Furthermore, penny stocks, including our common stock, may trade infrequently, which means that it may be difficult to sell penny stock shares, including shares of our common stock, once you own them. Investors in penny stocks, including our common stock, should be prepared for the possibility that they may lose their whole investment.

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

PART II — OTHER INFORMATION

ITEM 4. Submission of Matters to a Vote of Security Holders

We held a special meeting of holders of shares of our Series E convertible preferred stock on August 10, 2006 (the “Special Meeting”). At the Special Meeting, the holders of shares of our Series E convertible preferred stock voted to approve the Settlement Agreement.

The shares of Series E convertible preferred stock were voted at the Special Meeting as follows:

For	1,302.85
Abstain	4.942
Withheld	348.985

ITEM 6. Exhibits

(a) Exhibits

Exhibit Number	Description
4.1***	Warrant dated August 25, 2006 issued in favor of Tak Investments, LLC

10.1*	Settlement Agreement and Mutual Release dated July 31, 2006 by and among Prescient Applied Intelligence, Inc., Tak Investments, LLC and Healthcare BPO Partners

10.2**	Services Agreement dated as of August 4, 2006 by and between Fastech Integrated Solutions, LLC and Prescient Applied Intelligence, Inc.

10.3***	Promissory Note dated August 25, 2006 issued in favor of Tak Investments, LLC

10.4***	Security Agreement dated August 25, 2006 by and among Prescient Applied Intelligence, Inc. and Tak Investments, LLC

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer

*	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 31, 2006.
**	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on August 10, 2006.
***	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on August 28, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Prescient Applied Intelligence, Inc.

Date: November 13, 2006	By:	/s/ Jane F. Hoffer
	Name:	Jane F. Hoffer
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2006	By:	/s/ Thomas W. Aiken
	Name:	Thomas W. Aiken
	Title:	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
4.1***	Warrant dated August 25, 2006 issued in favor of Tak Investments, LLC

10.1*	Settlement Agreement and Mutual Release dated July 31, 2006 by and among Prescient Applied Intelligence, Inc., Tak Investments, LLC and Healthcare BPO Partners

10.2**	Services Agreement dated as of August 4, 2006 by and between Fastech Integrated Solutions, LLC and Prescient Applied Intelligence, Inc.

10.3***	Promissory Note dated August 25, 2006 issued in favor of Tak Investments, LLC

10.4***	Security Agreement dated August 25, 2006 by and among Prescient Applied Intelligence, Inc. and Tak Investments, LLC

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer

*	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 31, 2006.
**	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on August 10, 2006.
***	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on August 28, 2006.