Form 10KSB
period 2006-12-31
Prescient Applied Intelligence, Inc.
filed 2007-03-30
CIK 1017137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

The issuer’s revenues for the fiscal year ending December 31, 2006 were $9,244,225.

As of March 5, 2007, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant (affiliates for these purposes being the registrant’s directors, executive officers and holders of more than 10% of the registrant’s common stock on such date), computed by reference to the last sales price at which the common stock was sold was $2.1 million.

As of March 5, 2007 the issuer had 33,326,670 outstanding shares of Common Stock

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

Our solution set includes:

•	Store level replenishment (SLR) for direct store delivery suppliers

•	Vendor Managed Inventory (VMI)

•	Scan Based Trading (SBT)

•	Scan Based Trade Promotions

•	Visibility & Analytics (V&A)

•	Data Synchronization

•	Professional Services

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

According to a recent retail industry market study conducted by a leading industry analyst, retailers will be investing in technology that helps them build brand and store loyalty through a better shopping experience and flawless execution on the sales floor. These technology investments include better store systems and planning applications that focus on demand intelligence to more accurately forecast from supplier to shelf.

IT Cost Containment

In order to stay focused on the consumers, retailers need to free up working capital to invest in merchandising and promoting products, creating the need to operate more efficiently. Management believes that between now and 2009, retailers will invest in commercially available software systems to replace internally developed applications because they can no longer afford to support them. Industry analysts suggest that retailer software spending will move towards technology capabilities like demand planning and global supply network visibility – applications that use consumer demand information to optimize merchandising plans and drive more efficient store execution.

On Demand Software and Services

Faced with lower IT budgets and the need for rapid return on investment, management believes that chief information officers are hesitant to invest money up front to buy software only to realize later that the product did not deliver what they expected. An alternate model is a subscription-based one, where the customer subscribes to rather than licenses the software. Many different terms have been coined for the on-demand business, including “application service provider” (ASP) or “software as a service” (SaaS).

We believe that the overwhelming preference of customers to enter subscription-based contracts with on-demand vendors versus license-based contracts is an indication that the traditional software model is not providing the right value to customers. Companies that recognize the value proposition of the on-demand model are poised to benefit. According to a recent survey conducted among more than 300 organizations, supply chain management was identified as the area most commonly considered (40%) for an on-demand model. Recognizing that organizations are shifting towards an on-demand model, we are similarly shifting towards offering customers subscription based contracts rather than licensed based contracts.

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

The following are our strategies to achieve our objective:

•

Management believes that we are the only company to provide solutions that serve both suppliers and retailers by coupling supply chain planning solutions with retail programs to drive results at the store shelf: We believe our position as the only company to offer solutions that address the needs of both retailers and suppliers, from the capture of scan-

sales data to increased supply chain efficiencies to stocked shelves, provides us with the opportunity to attract a critical mass of retailers and suppliers.

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

•

Deliver the majority of solutions through subscription-based offerings. Our advanced commerce solutions have historically been offered through a subscription-based model. Positioned effectively for the industry shift toward on-demand solutions, we derived 63% of our revenue in 2006 from subscription-based contracts.

•

Provide cost-effective solutions that are fast and easy to implement. We believe that our on-demand model removes many of the traditional barriers to technology adoption, enabling retailers and suppliers to implement our solutions quickly, with less risk, fewer resources and reduced up-front investment.

•

Provide solutions that enhance collaboration between retailers and suppliers. The sharing of scan sales data is the foundation for collaboration between retail trading partners, and supports other critical commerce activities, such as demand planning, trade promotion effectiveness, inventory management, and invoice reconciliation. We believe that our collaboration offerings, including Store Level Replenishment, Vendor-Managed Inventory, and Visibility and Analytics can benefit both retailers and suppliers through improved forecast accuracy, increased sales, fewer out-of-stocks, lower inventory levels, and higher customer satisfaction.

•

Build strategic alliances and business relationships. We combine and complement our solutions with the competencies of third parties, including consulting firms and technology providers like Microstrategies and Microsoft. We are a Microsoft Business Solutions ISV partner, and also partner with various Microsoft resellers. We are also actively engaged in key industry associations, including: RILA (Retail Industry Leaders Association), VCF (Vendor Compliance Federation), NACDS (National Association of Chain Drug Stores), and PLMA (Private Label Manufacturer’s Association).

•

Seek growth opportunities through mergers, acquisitions and strategic transactions. We intend to seek growth opportunities to enhance our advanced commerce and supply chain offerings, as well as to broaden the scope of solutions offered to our customers, by considering acquisitions, combinations or other strategic transactions.

SOLUTIONS

In a typical retail marketplace, there is a strong relationship between retailers, suppliers, and consumers. The points where their distinct needs intersect are where the real challenges exist. Prescient’s Consumer ZOOM Demand Network™ is the foundation for solutions that address the challenges inherent in the retail demand chain.

The Consumer ZOOM Demand Network™ places the consumer at the center of the retail transaction. Through the CZDN platform, Prescient facilitates the flow and use of demand data between retailer and supplier, allowing trading partners to gather, cleanse, analyze, and respond to consumer demand. This greater understanding of consumer trends and needs directly impacts performance at the store shelf, increases sales, and reduces overall costs.

Our solutions provide suppliers and retailers with benefits throughout the retail demand chain, from product introduction through invoicing and support, planning and execution, and enhanced analysis including:

•	Reduced invoice discrepancies through synchronization of trading information, thereby reducing write-offs and the administrative costs associated with discrepancy resolution;

•	Increased sales from reducing out-of-stocks and improving replenishment processes;

•	Lower inventory levels due to increased visibility into consumer demand and improved forecast accuracy;

•	Higher service levels based on the suppliers’ ability to achieve the perfect order;

•	Reduced manual data entry and price book maintenance, thereby increasing overall administrative efficiency;

•	Improved ability to manage pricing and to protect gross margin in an environment with constantly changing prices;

•	Increased sales force productivity resulting from decreased time spent resolving errors and disputes and increased time actually selling;

•	Enhanced promotion effectiveness and ability to facilitate more efficient new product introductions due to greater trading information visibility; and

•	Improved delivery and store receiving process.

Our comprehensive offering consists of the following solutions:

Data synchronization: Considered the foundation of commerce between retailers and suppliers, our data synchronization solution provides a repository for product attribute information (item, price, promotion) that enables advanced commerce between suppliers and retailers. Data synchronization creates time savings around product delivery; reduces the amount of returned product, and reduces invoice discrepancies.

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

Store level replenishment (SLR) for direct store delivery (DSD) suppliers: Many retailers are placing the responsibility of replenishing product at the store shelf onto the suppliers who bring that product into the store. Avoiding overstocks and understocks, particularly with highly promoted products such as ice cream or bread, has been a challenge for DSD suppliers. Our on-demand SLR solution provides these suppliers visibility into store level movement and activity, and generates replenishment orders based on point of sale data. Suppliers using this solution are able to optimize store-level demand forecasting and replenishment, resulting in fewer out of stocks and lost sales. Retailers benefit by having product on the shelf.

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

Visibility & Analytics (V&A). Our V&A solution gives retailers a clear view into critical aspects of their supply chain operations so that they can better serve the consumer. Our solution provides analysis of scan sales data by store, by day, by category, and by supplier so that retailers understand what is selling, the velocity at which a product is moving, and how profitable it is. In addition, our solution helps retailers analyze shrink, which suppliers are better at managing it, and how to use that information to prevent stock outs.

Scan Based Trade Promotions (SBTP). Our SBTP solution enables consumer products companies to track and measure the effectiveness of its trade promotions. The Sarbanes-Oxley Act of 2002 (SOX) (specifically section 404) requires that internal controls must be in place to ensure that a company is correctly reporting its finances. We believe consumer products companies are at significant risk in their financial reporting around trade promotion management. SBTP includes a joint repository where item, price, and promotion information are kept by store and by day, allowing the daily monitoring of scan sales to determine which promotions are the most effective. In support of SOX compliance requirements, our solution ensures process and technology accuracy and reliability through the capture, tracking, and analysis of the trade promotion management transaction.

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

Supply Chain Planning Solutions

Our supply chain planning solutions help suppliers to adapt their initiatives to the varying requirements of different trading partners. Our offerings enable value-added collaboration with key trading partners, increased visibility into real-time demand and POS information, and actionable information for better decision-making across the entire supply chain. These solutions are available on a subscription, hosted, or license basis.

Demand Planning. Our Demand Planning Suite helps users analyze POS data and other demand signals to gain insight into customer demand. Examples of the benefits derived from using our Demand Planning Suite include: i) improved forecast accuracy (as an example, Tropicana has seen a 2% increase per year in their forecast accuracy); ii) reduced inventory levels (FosterGrant lowered its inventory levels by 33% 90 days post-implementation); and iii) increased service levels (PaperPak Products increased its service levels from 92% to 98% and won “Supplier of the Year” from our key trading partners).

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

Professional Services

We provide professional consulting services to ensure that our solutions are seamlessly integrated into our customers’ business processes as quickly and efficiently as possible. Beyond implementation of our solutions, we have developed a portfolio of service offerings designed to deliver unparalleled performance throughout the lifecycle of the customer’s solution. Specific services are customizable for each customer/situation and include the following: implementation, business optimization, technical services, education, business process outsourcing, and support. The intent of such services is to enable customers to maximize the speed, effectiveness, and overall value of our offerings. We believe that the ability to create value for our customers is critical to our long-term success. The following are some of our professional consulting services:

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

•

Education. We offer a variety of training venues to meet the changing requirements of our customer’s business processes including: on-site courses; Prescient Knowledge Exchange, a quarterly intensive training program; customized training materials and documentation; and web-based courses.

•

Business Process Outsourcing. We began offering our supply chain solutions as a service in 2005. Offerings include: Analyst services, where we supply experienced personnel to operate our software and to facilitate the client’s business process on a daily basis for VMI, scan based trading or store level replenishment; hosting services, which eliminates any IT constraints on the customer; and remote management services, where we remotely manage the customer’s “Prescient” environment.

•

Support. We provide subscription support for our advanced commerce customers. Subscription support provides access to domain experts for assistance with configuration, business rules analysis, and data management processing. We also offer tiered support agreements for supply chain and advanced commerce solutions. Customers can select standard, premium, or premium plus support levels.

TECHNOLOGY PLATFORM

Our advanced commerce technology platform is based on open architectures and industry standard technologies. It provides an efficient and effective e-commerce model because it acts as the single interface between one retailer and its community of suppliers, or one supplier and its community of retailers. This removes the challenges that both retailers and suppliers face when exchanging information with multiple trading partners who communicate in different ways.

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

Our advanced commerce services production operations are housed and hosted in a facility that is secured through a variety of technical and physical protection mechanisms, including a full-time professional security staff. The facility provides redundant infrastructure such as backup utilities and communication lines to support a high availability operation. The servers hosting these services include fail-over capability, with redundant data storage and communications resources.

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

•

Partnerships: To further our penetration into the mid-market sector, we are a Microsoft Business Solutions ISV partner, and are integrated with Microsoft’s mid-market enterprise resource planning (ERP) package, Microsoft Dynamics.

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

Some of our customers include:

•

Retailers and Wholesalers: AutoZone, CVS, ExxonMobil, Harris Teeter, Meijer, Rite Aid, Schnuck Markets, Sunoco, SUPERVALU (and its newly acquired Albertson’s business), WinCo Foods, Winn-Dixie, and Ahold.

•

Suppliers: Bimbo Bakeries, BIC Corporation, Binney & Smith, Boar’s Head,, Bush Brothers,, Churchill China, Cliffstar, Coors Brewing Company, Dean Foods, Domino’s Pizza, Dreyer’s/ Edy’s Grand Ice Cream, , Flowers Foods, General Nutrition Corporation, George Weston Bakeries, Hallmark, I & K Distributors, Interstate Brands, J.M. Smucker Co., Keebler, NutriSystem, PaperPak Products, Pepperidge Farm, Perfection Bakeries, Ranir, Riviana Foods, Rose Art Industries, Rhodes International, Russell Stover, Sara Lee Bakery Group, Schwan’s Consumer Brands, Snyder’s of Berlin, , Well’s Dairy, Wyeth, , and Zondervan.

•

Two customers individually accounted for 13%, and 12%, respectively, of our total revenues in 2006. Likewise the same two customers accounted for 13% and 11%, respectively, of our total revenues in 2005.

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

As the cost-savings and benefits of scan based trading become more mainstream, direct competition for advanced commerce services will continue to develop and increase in the future, coming from several potential sources, including but not limited to:

•	Large enterprise-wide software vendors, developers and integrators such as Oracle and SAP;

•	B2B exchanges such as 1Sync and Agentrics

•	Consulting firms such as Cap Gemini; and

•	Existing industry participants who may attempt to deploy their proprietary systems as industry solutions.

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

The market for our supply chain solutions currently has more direct competitors. Our competitors offer a variety of solutions directed at various aspects of the supply chain, as well as the enterprise application market as a whole. These include, but are not limited to:

•	Supply Chain vendors such as Logility/Demand Solutions (NASD: LGTY) who will compete primarily on functionality, domain expertise, and price;

•

Major Enterprise Resource Planning (ERP) software vendors, developers and integrators such as SAP (SAP AG ADR), Oracle (NASD: ORCL), and JDA, formerly Manugistics (NASD: JDAS), each of which offers ERP solutions that currently incorporate supply chain management modules. SAP and Oracle are also marketing more aggressively to the mid-market; and

•

Mid-market ERP vendors such as Ross Systems (a division of CDC Corporation, NASD: CHINA) and Infor, who also offer supply chain capabilities and will position their solutions as offering “one-stop shopping” to mid-market prospects.

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

PRODUCT DEVELOPMENT AND ENHANCEMENT

All development of our advanced commerce services and supply chain software is conducted by an in-house staff that consists of development, quality assurance, technical writing and technical support personnel. During the year ended December 31, 2006, we spent approximately $1.4 million on research and development expenses.

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

EMPLOYEES

As of December 31, 2006, we had 47 full-time employees: 11 employed in sales and marketing, 12 employed in technical development, 17 employed in customer operations and support and 7 employed performing the roles of human resources, administration, finance and accounting.

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

We may require additional funding to continue to meet our operating and capital requirements through 2007.

To date, we have funded our operations primarily through proceeds from the public and private placements of equity and debt securities, contractual revenue arrangements with our customers, and through available borrowings under a Financing Agreement with Sand Hill Finance, LLC. Our existing cash and cash equivalents, expected cash flow from operations, and available borrowings under the Finance Agreement may be insufficient to meet our operating and capital requirements through 2007. As a result, we may need additional financing in the near future. No assurances can be given that funding will be available when we need it on terms that we find favorable, if at all. We may seek to raise these funds through public or private equity offerings, debt financings, credit facilities, or other arrangements.

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

Our independent public accounting firm issued a report on our consolidated financial statements for the fiscal year ended December 31, 2006, with an explanatory paragraph regarding our ability to continue as a going concern. Such an opinion by our independent registered public accounting firm may impact our dealing with third parties, such as customers, suppliers and creditors, because of concerns about our financial condition. Any such impact could have a material adverse effect on our business, operating results and financial condition.

We are dependent upon the operation of an outsourced data center for the timely and secure delivery of our advanced commerce services.

We currently contract with Fastech Integrated Solutions LLC (Fastech) to host our advanced commerce services. Jane Hoffer, our Chief Executive Officer, is a member of the Board of Directors of Fastech. We are dependent on a continued relationship with Fastech, for the timely and secure delivery of our advanced commerce services. If our outsourced data center fails to meet our expectations in terms of reliability and security, or if the outsourced data center vendor, as our largest vendor, withdraws its support, our ability to deliver our advanced commerce services will be seriously harmed, resulting in the potential loss of customers and subscription revenue. Furthermore, if our relationship with the outsourced data center vendor were terminated, or we would otherwise be forced to find another service provider to host our services, there is no assurance that any potential new data environment will improve operations or even equal our current operations. In the process of moving the data environment, our customers may experience outages in availability to our hosted data environment. Such outages may result in loss of existing customers, require us to pay damages and may impact our ability to acquire new customers

If our security measures are breached and unauthorized access is obtained to a customer’s data, our advance commerce services may be perceived as not being secure and customers may curtail or stop using our service.

Our advance commerce services involve the storage, analysis, and transmission of customers’ proprietary information, and security breaches could expose us to a risk of loss or corruption of this information, litigation, and possible liability. If our security measures are breached as a result of third-party action, employee error, malfeasance, or otherwise, and, as a result, an unauthorized party obtains access to one or more of our customers’ data, our reputation could be damaged, our business may suffer, and we could incur significant liability. Because techniques used to obtain unauthorized access or to sabotage computer systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. While we are not aware of any such breach, if an actual or perceived breach of our security occurs, the perception by existing or potential customers of the effectiveness of our security measures could be harmed and we could lose sales and customers.

The interests of our controlling stockholders may conflict with our interests and the interests of our other stockholders.

As of December 31, 2006, SDS Capital Group SDC LTD and its affiliate, CGA Resources, LLC and its affiliates, and NewSpring Ventures owned approximately 24%, 17%, and 10%, respectively, of our outstanding common stock on a fully diluted basis. If our controlling stockholders choose to act together, they may be able to exercise control over us, including the election of directors and the approval of actions submitted to our stockholders. In addition, without the consent of these controlling stockholders, we may be prevented from engaging in transactions that would be beneficial to our other stockholders. Therefore, the interests of the controlling stockholders may materially conflict with our interests and the interest of our other stockholders.

We have a history of operating losses and may incur operating losses in the future.

We have a history of operating losses and a net loss of $2.5 million for the year ended December 31, 2006, and may incur operating losses in the future. As of December 31, 2006, we had an accumulated deficit of approximately $108 million representing the sum of our deemed preferred dividend and historical net losses and may incur additional losses in the future. Going forward, we will continue to expend resources to develop and market our products and services.

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

We have an annual limitation on the use of our tax net operating loss carry forwards.

Due to the change of ownership resulting from our merger with Prescient Systems, Inc. on December 31, 2004, we are subject to an annual limitation on the use of our tax net operating loss carry forwards.

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

If one or more of our major advanced commerce customers were to substantially reduce or terminate their use of these services, our business, operating results and financial condition would be harmed. In 2006, subscriptions revenue accounted for approximately 63% of total revenues, and approximately 69% of subscription revenues were derived from our five largest customers. Our largest customer in 2006 accounted for approximately 13% of total revenue and 21% of subscription revenue. The amount of our revenues attributable to specific customers is likely to vary from year to year. We do not have long-term contractual commitments with any of our current customers, and our customers may terminate their contracts with little or no advance notice and without significant penalty. As a result, we cannot be certain that any of our current customers will be customers in future periods. A customer termination would not only result in lost revenue, but also the loss of customer references that are necessary for securing future customers.

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

There can be no assurance that future sales of new supply chain licenses or subscriptions will increase enough to ensure revenue growth and profitability.

We have a history of uneven revenue performance due to the unpredictable nature of our supply chain software license sales. We also have recently shifted our focus towards offering our supply chain solutions through a subscription-based model. There can be no assurance that new supply chain software license sales will ever increase sufficiently enough for our retailer-centric solutions business to achieve consistent growth and profitability, or that our focus on offering our supply chain solutions through a subscription based model will offset the loss of revenue from license sales.

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

Ross signed a technology licensing agreement with our predecessor, Prescient Systems’ on April 21, 2004, under which it licensed application code owned by Prescient Systems in order to resell and build out a Ross-specific solution based upon Prescient Systems’ technology. The agreement with Ross included a non-compete clause that restricted Ross’ ability to compete with Prescient Systems for one year. Ross is no longer prohibited from selling directly into our customer base with a competing solution. Therefore, we may have to compete against solutions provided by Ross that are based on our own technology. Ross also has the ability to partner with other providers of consumer goods industry point solutions, thus rounding out Ross’ ERP solution. If Ross is able to offer a more robust solution to the consumer goods industry, there can be no assurance that we will be able to offer comparable functionality. Therefore, there can be no assurance that we will be able to compete effectively against Ross.

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

Our stockholders will experience dilution in connection with the exercise of warrants and stock options, the conversion of our preferred stock, or any restructuring of our senior securities.

Our stockholders will experience dilution in connection with the exercise of warrants and stock options into shares of our common stock, the conversion of shares of our preferred stock into shares of our common stock, or the restructuring of any of our outstanding senior securities. As of December 31, 2006 we had:

•	outstanding warrants exercisable into approximately 5.7 million shares of our common stock;

•	outstanding stock options exercisable into approximately 3.0 million shares of our common stock; and

•	outstanding shares of preferred stock convertible into approximately 19.5 million shares of our common stock.

The sale of a substantial number of shares of our common stock underlying the above warrants, options or preferred stock, or even the potential for such sales, or the restructuring of any of our outstanding senior securities into common stock, could adversely affect the market price of our common stock and could impair our ability to raise capital through the sale of equity securities.

We are required to pay penalty payments in connection with contractually managed registration obligations and such payments may materially impact our cash flows, results of operations and our financial condition.

We are contractually obligated to register with the Securities and Exchange Commission (SEC) certain shares of our common stock, including shares underlying outstanding warrants and preferred stock. Under such contractual arrangements, we are required to pay penalties if we do not meet certain timelines in such required registration. We have not met these timelines. We are, therefore, accruing monthly cash penalty payments. As of December 31, 2006, we have paid or accrued $162,000 in penalties for failure to meet the contractually mandated registration timelines. We will continue to accrue $6,750 in penalties per month for the foreseeable future until such registration becomes effective. We may be unable to complete such registration and may be required to continue to accrue penalty payments. The payment of such penalties may have a material impact on our cash flows, results of operations and our financial condition.

There are certain rules applicable to our common stock as a “penny stock,” and those rules may limit the liquidity and the resale of our common stock.

The SEC has promulgated rules governing the trading in penny stocks, defined generally as low-priced (below $5), speculative securities of very small companies. While penny stocks generally trade over-the-counter, such as on the OTCBB or the Pink Sheets, they may also trade on securities exchanges, including foreign securities exchanges. Under these rules, our common stock is currently classified as a penny stock. As a penny stock, our common stock is currently subject to rules promulgated by the SEC that impose additional sales practice requirements on broker-dealers that might sell such securities to persons other than established customers and institutional accredited investors. For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written consent to the transaction prior to sale. Further, if the price of the stock is below $5 per share and the issuer does not have $2.0 million or more net tangible assets or is not listed on a registered national securities exchange, sales of such stock in the secondary trading market are subject to certain additional rules promulgated by the SEC. Our common stock is currently subject to these additional rules. These rules generally require, among other things, that brokers engaged in secondary trading of penny stocks provide customers with written disclosure documents, monthly statements of the market value of penny stocks, disclosure of the bid and asked prices, and disclosure of the compensation to the broker-dealer and the salesperson working for the broker-dealer in connection with the transaction. These rules and regulations may affect the ability of broker-dealers to sell our common stock, thereby effectively limiting the liquidity of our common stock. These rules may also adversely affect the ability of persons that acquire our common stock to resell their securities in any trading market that may exist at the time of such intended sale. Furthermore, penny stocks, including our common stock, may trade infrequently, which means that it may be difficult to sell penny stock shares, including shares of our common stock, once you own them. Investors in penny stocks, including our common stock, should be prepared for the possibility that they may lose their whole investment.

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

SPECIAL PRECAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-KSB contains forward-looking statements that involve substantial risks and uncertainties. These statements can be identified by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “continue” and other similar words. You should read statements that contain these words carefully because they discuss our future expectations, make projections of future results of operations or of our financial condition, or state other “forward-looking” information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control. The factors listed in the sections captioned “Additional Factors That May Affect Future Results” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as any cautionary language in this Form 10-KSB, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations described in our forward-looking statements.

ITEM 2.	Description of Property

We currently lease the following facilities under operating leases:

•

Approximately 3,500 square feet of space in Dallas, Texas under a lease expiring on September 30, 2011. The lease requires monthly rental payments of $7,595 which includes customary operating expenses. This location houses certain of our development and professional service teams.

•

Approximately 7,634 square feet of office space in West Chester, Pennsylvania. This lease expires April 30, 2010. The lease requires monthly rental payments $10,592 subject to customary annual operating expense escalations. This location serves as our corporate headquarters.

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

	Common Stock Price
	High	Low
2006:
First Quarter	$.30	$.12
Second Quarter	.21	.15
Third Quarter	.24	.06
Fourth Quarter	.11	.04

2005:
First Quarter	$1.15	$.33
Second Quarter	.57	.28
Third Quarter	.51	.27
Fourth Quarter	.33	.11

As of March 5, 2007, there were approximately 473 holders of record.

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

Although we believe that the expectations reflected in these forward-looking statements are based upon reasonable assumptions, no assurance can be given that such expectations will be attained or that any deviations will not be material. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this prospectus may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. We disclaim any obligation or undertaking to disseminate any updates or revision to any forward-looking statement contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

As a combined organization, we deliver solutions that enable retailers and suppliers to collaborate and better meet consumer demand through shared point-of-sale data. Our solution is called the Consumer ZOOM Demand Network™ (CZDN), a business model that focuses on the needs of the consumer, while providing retailers and suppliers with the ability to clearly see real-time demand and use that knowledge to drive supply chain efficiency.

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

Sources of Revenue

We derive our revenue primarily from (i) subscription services; (ii) software licenses; (iii) maintenance and support and (iv) professional services. See “Critical Accounting Policies” for a more detailed description of our revenue recognition policies.

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

We generate substantially all of our revenue from within the United States. During the year ended December 31, 2006, approximately 98% of our total revenue was generated within the United States. Approximately 2% of our total revenue was generated from the United Kingdom.

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

Subscriptions - For use of our subscription advance commerce services, customers pay a flat monthly subscription rate, a rate based on the number of trading partners and the size and complexity of the trading relationships, or the dollar volume of the transactions that go through the advanced commerce engine. Supply chain subscription services are based on the modules selected, the number of users, and the number of trading partners with whom our customer does business. Other services are available for additional monthly subscription fees. Subscription services are provided by and are resident on our database servers. Customers gain access to and use our services through means ranging from Internet web browsers to fully automated batch interfaces imbedded in the customer’s IT systems. For new advanced commerce transactions, customers are typically charged an implementation fee ranging from $200 for an on-line implementation to more than $100,000 for complex supplier and retailer installations. Such fees are separately priced from the use of advance commerce services on a time and materials basis and are included in professional services revenue described below. We have no obligation to perform any future implementation services and no additional implementation services are necessary upon renewal of the service by the customer.

We recognize revenues for our subscription services ratably over the term of the subscription arrangement. Revenues collected in advance are deferred and recognized as earned. In cases where customers are charged a “per use” fee, we recognize revenues for subscription fees for customer use of services as these services are provided. Revenues collected in advance and revenues dependent upon future performance criteria are deferred and recognized as earned and those performance criteria are met.

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

Professional services - Professional services revenue is recognized as the services are performed, based upon the fair value of services performed. A Professional Services Agreement is a time and materials agreement for services provided by us for new and existing customers. Professional services performed include implementation, training, audit assessment, upgrades, and enhancements.

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

Asset Impairment. We review long-lived assets for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 required us to identify events or changes in circumstances, which indicate that the carrying amount of an asset may not be recoverable. If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the long-lived assets, the carrying value is reduced to the estimated fair value as measured by the discounted cash flows.

Our continuing losses from operations are one factor, which could be an indicator that the carrying amounts of any of our assets may not be recoverable. We performed an analysis comparing estimated future cash flows to the carrying value of our assets at December 31, 2006. The analysis did not indicate that impairment exists as of December 31, 2006. The estimated future cash flows were based upon certain assumptions and are dependent upon future performance. See “Additional Factors That May Affect Future Results” for factors that may cause operations to vary from our estimates. If actual results differ from the estimated future cash flows impairment may be evident in future periods.

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

Determining fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual results may differ from those estimates. Our goodwill impairment analysis, which was performed as of December 31, 2006, did not result in an impairment charge. We based our determination on a valuation completed by an outside consulting firm using estimates and assumptions provided by management.

Stock Based Compensation — We adopted SFAS No. 123R effective January 1, 2006, which requires that share-based payments be reflected as an expense based upon the grant-date fair value of those awards. The expense is recognized over the remaining vesting period of the awards. The Company estimates the fair value of these awards using the Black-Scholes model. This model requires management to make certain estimates in the assumptions used in this model, including the expected term the award will be held, volatility of the underlying common stock, discount rate and forfeiture rate. We develop our assumptions based on our past historical trends as well as consider changes for future expectations.

Results of Operations

Comparison of 2006 to 2005

Revenues. Our revenues are comprised of revenues for subscriptions for our advanced commerce solutions, as well as license, maintenance and services revenues for our retail-centric solutions. The following table sets forth for the periods indicated the components of revenue included in our consolidated statements of operations:

	For the year ended December 31,
	2006	2005
Revenues:
Subscription services	$5,792,739	$5,306,092
Licenses	649,081	558,621
Maintenance	1,621,330	1,572,241
Professional services	1,181,075	1,953,385

	$9,244,225	$9,390,339

Subscription revenues increased 9% from 2005 to 2006. This increase is due primarily to the addition of new customers and the continued expansion of existing customers. Continued subscription revenue growth is dependent upon the number of subscribers to these services and how many trading partners with which they are exchanging data (connections), and is also dependent upon increasing the number of connections between our existing customers and adding new customers. The rate at which the connections increase can vary significantly from one customer to another depending upon each company’s deployment strategy.

License revenues increased 16% to $649,000 as compared to $559,000 in 2005. Revenue recognition is dependent upon finalization of new arrangements and is comprised of perpetual license sales to both new customers and upgrades to existing customers. We sold twelve new licenses in 2006 as compared to six new licenses and three upgrades to existing customers in 2005.

Maintenance revenues were $1.6 million in both 2006 and 2005. Maintenance revenue is primarily associated with new license sales and services performed with existing accounts and the slight increase year over year is the result of the increase in the number of new licenses sold.

Professional services revenue, which includes implementation, decreased 40% from $2.0 million in 2005 to $1.2 million in 2006. Professional services revenue mainly results from new license installation, training, application analysis and custom enhancements. The decrease is due primarily to one large contract completed in 2005, which accounted for approximately $610,000 or 39% of the total professional services revenue in 2005. In addition the delay in new license sales in 2006 directly impacted professional services and implementation revenue. Five license sales, accounting for 34% of the total 2006 license revenue, occurred late in the fourth quarter with the resulting professional services revenue slipping to 2007.

We are currently shifting our emphasis to offering customers subscription based contracts rather than licensed based contracts. While no assurances can be given, we anticipate that this shift will result in a decrease in license revenue going forward, offset by an increase in subscription-based revenue.

Customer Operations and Support. Customer operations and support expense consists of personnel costs associated with implementation, consulting and other services and costs of operating, maintaining and accessing technical operations and hosting facilities in support of our advance commerce offerings. Customer operations and support expense also includes the cost of providing support and maintenance to customers. Our customer operations and support expense decreased to $3,305,000 in 2006, as compared to $4,572,000 in 2005. The decrease is due primarily to reductions in personnel costs of $545,000 resulting from a decrease in the headcount from 25 at December 31, 2005 to 17 at December 31, 2006, decreased data center costs of $612,000 related to the transition of the HP data center to Fastech in August, 2006, and a $76,000 reduction in cost of sales directly related to the decrease in professional services revenue year over year. Other decreases include $69,000 for data communication charges, $28,000 for maintenance agreements, $28,000 for cancellation of a third party support agreement, and $13,000 for recruiting fees offset by increases of $56,000 for equipment rental and $37,000 for travel expense.

Development. Development expense includes personnel and professional fees incurred for product development, enhancements, upgrades, and quality assurance and testing across both advanced commerce and supply chain product offerings. Our development expenses decreased to $1,354,000 in 2006 as compared to $1,394,000 in 2005. The decrease is due primarily to a $39,000 reduction in data communication costs.

Selling and Marketing. Selling and marketing expense consists primarily of personnel costs, travel, sales lead generation fees, public relations fees, seminars and conferences. Selling and marketing expense decreased to $2,125,000 in 2006, as compared to $2,172,000 in 2005. The lower expenses in 2006 compared to 2005 are principally attributable to a decrease in professional services of $115,000 related to the discontinuation of two market research programs in 2006, a decrease in recruiting expense of $73,000, a decrease in computer software of $19,000, and decreases in advertising, seminars, tradeshows, and communications totaling $98,000. The decrease in selling and marketing expenses is offset by a $145,000 increase in personnel costs, and an increase in travel expenses of $55,000 directly related to the increase in headcount. Further increases include an increase in subscription expense of $25,000, and an increase in EDI charges of $45,000 previously recorded to Development and Customer Operations and Support in 2005.

General and Administrative. G&A expense consists primarily of the personnel and other costs for the administration of our financial, human resources and executive requirements, and the fees and expenses associated with legal, accounting and other services. G&A expense increased to $3,087,000 in 2006, as compared to $2,939,000 in 2005. This increase is due to stock-based compensation expense of $300,000 incurred in connection with the adoption of SFAS 123R in 2006, increases in legal and accounting fees of $35,000, other professional fees of $34,000, workers compensation of $25,000, communication charges of $23,000 and a loss on sale of equipment in the amount of $26,000 related to the closing of the HP data center. These increases are offset in part by a decrease of $110,000 in office rent. Other decreases include, $81,000 in bad debt, $47,000 in general liability insurance, $28,000 in recruiting fees, and $21,000 in printing charges.

Depreciation and Amortization. Depreciation and amortization expense decreased to $506,000 in 2006 as compared to $518,000 in 2005. Depreciation of Property Plant and Equipment decreased $55,000 while amortization expense increased $44,000 due to the full amortization of certain intangible assets recorded in 2004 related to our merger with Prescient Systems, Inc. (Merger).

Other income (expense) – We recorded interest expense of $91,000 in 2006 related to a promissory note issued to Tak Investments, LLC (Tak), a former affiliate and supplier of ours, pursuant to a Settlement Agreement between us and Tak (Tak Note). The payment to Tak includes payments required under the terms of the Tak Note through December 31, 2006, plus amortization of the warrant issued to Tak under the terms of the Settlement Agreement, which was recorded as a discount on the Tak Note payable, and is being amortized to interest expense over the term of the Tak Note. Additional interest in the amount of $26,000 was paid to Sand Hill Finance, LLC (Sand Hill) in 2006 in conjunction with a Financing Agreement entered into by and between us and Sand Hill, dated May 25, 2006 (Financing Agreement).

Accrued damages to stockholders in the amount of $45,000 and $135,000 in 2006 and 2005, respectively, represent contractually obligated penalty payments arising from registration rights agreements with certain preferred stockholders.

Deemed Dividend – Beneficial Conversion Feature of Series E Preferred Stock. In connection with the conversion price reset provision of our Series E Preferred Stock, we recorded a non-cash charge of $359,000 in 2006 that represented the deemed dividend relating to the intrinsic value of the beneficial conversion feature of the preferred stock (see Note 10 to our consolidated financial statements). There was no similar item recorded in 2005.

Tax provision – Deferred tax assets and deferred tax liabilities are separately recognized and measured at currently enacted tax rates for the tax effect of temporary differences between the financial reporting and tax reporting bases of assets and liabilities, and net operating loss and tax credit carryforwards for tax purposes. A valuation allowance must be established for deferred tax assets if it is not “more likely than not” that all or a portion will be realized. We established a full valuation allowance for the net deferred tax assets as of December 31, 2006 and 2005, such deferred tax assets generated principally by net operating losses recorded. We will continue to provide a full valuation allowance for future and current net deferred tax assets until such time as we believe we have sufficient objective evidence to support that it is more likely than not the asset will be realized. We note that our ability to utilize existing net operating losses as of the date of our merger will be severely limited in the future under IRS Section 382 due to the change in our ownership.

Liquidity and Capital Resources

Our principal sources of liquidity are cash on hand, cash generated from current revenues and cash provided from financing activities. As of December 31, 2006, we had cash and cash equivalents of $1,017,000. Our existing cash and cash equivalents, expected cash flow from operations, and available borrowings under the Finance Agreement may be insufficient to meet our operating and capital requirements through 2007. As a result, we may need additional financing in the near future. There are, however, no assurances that funding will be available when we need it on terms that we find favorable, if at all.

During the twelve months ended December 31, 2006, $124,000 was provided by our operating activities. Cash provided by operating activities during 2006 reflects a net loss of $2.5 million which includes non cash items such as the $1.2 million loss related to the Settlement Agreement with Tak, $510,000 of depreciation and amortization, $26,000 loss on disposal of fixed assets, and $158,000 provision for doubtful accounts. We adopted SFAS 123R in 2006 and $300,000 of non-cash compensation expense is included in operating activities for the year ending December 31, 2006. Other primary uses of cash include a decrease in accounts payable and accrued liabilities of $315,000 relating to the reversal of placement agent fees and certain accruals related to the Settlement Agreement, an increase in deferred revenue due to higher maintenance billings in 2006, and a decrease in accounts receivable of $362,000 due to improved collection efforts during the year.

During the twelve months ended December 31, 2006, approximately $47,000 was used in our investing activities reflecting capital expenditures.

Our Financing Agreement with Sand Hill allows us to assign certain accounts receivable to Sand Hill and for Sand Hill to advance up to $1,000,000 to us in contemplation of the collection of those accounts receivable. As of December 31, 2006, $260,117 was owed to Sand Hill under the terms of the Financing Agreement. Sand Hill is entitled to full recourse against us for any uncollected accounts. Accordingly, the Financing Agreement is accounted for as a debt instrument collateralized by accounts receivable. The Financing Agreement has an initial term of one year with automatic renewals on an annual basis, but either party may terminate it at any time upon notice to the other.

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

On July 31, 2006, we entered into the Settlement with Tak. The Settlement Agreement was approved by the holders of two-thirds of our Series E Convertible Preferred Stock on August 10, 2006 and the transaction closed on August 25, 2006. The Settlement Agreement resolved a dispute arising from a May 4, 2005 Common Stock and Warrant Purchase Agreement and a concurrently executed Outsourcing Agreement. Under the terms of the Settlement Agreement, the settlement provides for:

•	The termination of the Outsourcing Agreement

•	The cancellation of all of Tak’s equity securities in Prescient (10,231,612 shares of our common stock and warrants to purchase 1,534,091 shares of our common stock);

•	A mutual general release by Tak and us of all claims against each other;

•

A three year secured promissory note, in the amount of $2,558,348, issued by us to Tak that bears interest at the prime rate plus 2% (10.25% at December 31, 2006), which is payable at a rate of $30,000 per month which includes interest with the remaining amounts of principal and interest, equal to approximately $2,207,000, due in September 2009; we are required to prepay up to $500,000 of such note based upon financings obtained by us equal to or greater than $1,000,000; and

•	A warrant issued to Tak to purchase 1,000,000 shares of our common stock at a $0.0825 per share exercise price. The warrant expired on December 31, 2006.

The three-year promissory note has an outstanding principal balance, net of the discount for warrants issued, equal to $2,500,166 at December 31, 2006. A loss of $1.2 million is included in our consolidated statements of operations and comprehensive loss, for the year ended December 31, 2006, resulting from the recognition of costs and fees, reversal of certain accruals and the effect of recapitalization related to this settlement. (See further details on the Settlement Agreement in Note 7).

We have incurred operating losses and negative cash flow in the past and may incur operating losses in the future. Spending may increase in the future for further technology and product development and other technology and database costs. Our independent auditors issued their Report of Independent Registered Public Accounting Firm on our consolidated financial statements for the fiscal year ended December 31, 2006 and 2005, respectively, with an explanatory paragraph regarding our ability to continue as a going concern. We have generated net losses for the years ended December 31, 2006 and 2005 and have an accumulated deficit of $108 million as of December 31, 2006. We have incurred operating losses and negative cash flow in the past and may incur operating losses and negative cash flow in the future. We continue to pursue sales efforts with (a) new retailers to create new communities, (b) small to medium size suppliers for the use of the supply chain software and (c) suppliers that will become subscribers to our advanced commerce services within existing and new hub communities.

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

Set forth below is a summary of our current obligations as of December 31, 2006 to make future payments due by the period indicated below, excluding payables and accruals.

	Total	Within 1 year	2 - 3 years	4 - 5 years
Contractual Obligations
Rental lease obligations	$876,000	$221,000	$450,000	$205,000
Equipment lease obligations	249,000	134,000	114,000	1,000
Obligations in connection with Fastech data center	1,165,000	437,000	728,000	—
Obligations under Sand Hill Financing Agreement	260,000	260,000
Obligations in connection with Tak Promissory Note (1)	3,197,000	360,000	2,837,000	—

	$5,747,000	$1,412,000	$4,129,000	$206,000

(1)	Includes interest payable to September 25, 2009

Recently Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities (FAS 159), which includes an amendment to FASB Statement No. 115”. The statement permits entities to choose, at specified election dates, to measure eligible financial assets and financial liabilities at fair value (referred to as the “fair value option”) and report associated unrealized gains and losses in earnings. Statement 159 is effective for fiscal years beginning after November 15, 2007. We have not determined the effect that the fair value option, if elected, will have on our financial position or results of operations.

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The future implementation of this Statement is not expected to have a significant effect on our financial statements.

In March 2006, FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — An Amendment of FASB Statement No. 140” (SFAS 156). FAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The statement permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. SFAS 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. We are currently evaluating what impact, if any, the adoption of SFAS 156 may have on our financial statements and related disclosures. We do not expect the adoption of SFAS 156 to have a material impact on our financial condition or results of operations.

In July 2006, FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 provides recognition criteria and a related measurement model for uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. Tax positions that meet the more likely than not threshold are then measured using a probability weighted approach recognizing the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of FIN 48 to have a material impact on our financial condition or results of operations.

In February 2006, FASB issued FASB Statement No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” (FAS 155). FAS 155 amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” FAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. FAS 155 was issued to improve financial reporting by eliminating the exemption from applying Statement 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. Providing a fair value measurement election also results in more financial instruments being measured at what the FASB regards as the most relevant attribute for financial instruments, fair value. FAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. At adoption, any difference between the total carrying amount of the individual components of the existing bifurcated hybrid financial instrument and the fair value of the combined hybrid financial instrument should be recognized as a cumulative-effect adjustment to beginning retained earnings. We do not expect the adoption of FAS 155 to have a material impact on our financial condition or results of operations.

ITEM 7.	Financial Statements

See Index to Financial Statements on Page F-1 of this Annual Report on Form 10-KSB.

ITEM 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 8A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2006. Based on that evaluation, our principal executive officer and principal financial officer concluded that these controls and procedures were effective as of December 31, 2006.

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

Changes in Internal Control Over Financial Reporting

During our last fiscal quarter of 2006, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.	Other Information

None.

PART III

ITEM 9.	Directors, Executive Officers Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers

The following table sets forth information concerning our executive officers and directors as of March 15, 2007:

Name	Age	Position
Jane F. Hoffer	41	Chief Executive Officer and Director
Daniel W. Rumsey	45	Interim Chief Financial Officer, Chairman of the Board of Directors
Patrick L. Kiernan	62	Director
Michael A. DiPiano	48	Director
Warren D. Jones	64	Director
Mary Lou Fox	64	Director

Jane F. Hoffer has served as our Chief Executive Officer and as a member of our board of directors since December 2004, following her appointment in connection with the merger between our predecessor, The viaLink Company and Prescient Systems on December 31, 2004. Ms. Hoffer previously served as President, Chief Executive Officer and a member of the board of directors of Prescient Systems. Ms. Hoffer founded Prescient Systems, Inc. having led the management buyout from Lucas, Bear and Associates, Inc. in December 1996. From 1994 to 1996, she served as Chief Executive Officer of Lucas, Bear and Associates, Inc. Ms. Hoffer was elected to the Albert Einstein Healthcare Network, a private not-for-profit company in July 2002 and was elected to the Board of Trustees in July 2003 and still serves as a trustee. Ms. Hoffer is also a member of the Board of Directors of Fastech Integrated Solutions, LLC.

Daniel W. Rumsey has served as Chairman of our board of directors since December 2004, following his election in connection with the merger between our predecessor, The viaLink Company and Prescient Systems on December 31, 2004. Following the resignation of our Chief Financial Officer in November 2006, Mr. Rumsey assumed the responsibility of Interim Chief Financial Officer. He is currently the Chief Restructuring Officer and Chairman of the Board of Directors of Wave Wireless Corporation, a company currently operating under Chapter 11 of the U.S. Bankruptcy Code. From 2003 to March 2006, Mr. Rumsey held various other positions at Wave Wireless Corporation including Vice President, General Counsel and Secretary, Chief Financial Officer and Acting Chief Executive Officer. From 2000 to 2002, Mr. Rumsey was Vice President and General Counsel of Knowledge Kids Network, Inc., a multi-media education company. Prior to joining Knowledge Kids Network, Inc., Mr. Rumsey was the President and General Counsel of Aspen Learning Systems and NextSchool, Inc., which he joined in February 1997. Mr. Rumsey sold Aspen Learning Systems and NextSchool to Knowledge Kids Network in 1999. Mr. Rumsey has an extensive legal and finance background, dating back to 1987 when he served as a staff attorney in the SEC’s Division of Corporation Finance. In addition to serving on the Board of Directors of Wave Wireless Corporation, Mr. Rumsey serves on the board of directors of DIRT MotorSports, Inc.

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

Board Committees and Meetings

Our board of directors has an audit committee, a compensation committee and a nominating and governance committee. A majority of our board members meet the criteria for independence under Nasdaq Marketplace Rule 4200(a)(15)(B).

Audit Committee. We have established a standing audit committee in accordance with 3(a)(58)(A) of the Exchange Act that makes recommendations to our board of directors regarding the selection of an independent registered public accounting firm, reviews the results and scope of our audits and other accounting-related services and reviews and evaluates our internal control functions. Our audit committee is comprised of Messrs. Jones (Chair) and Rumsey. Our board of directors has determined that Messrs. Jones and Rumsey are each an “audit committee financial expert” as currently defined under the SEC rules implementing Section 407 of SOX. Upon the resignation of Mr. Aiken as our Chief Financial Officer in November 2006, Mr. Rumsey assumed the responsibilities of Interim Chief Financial Officer and is paid $10,000 per month in such capacity. As a result, Mr. Rumsey cannot be considered independent under the applicable requirements of SOX and SEC rules and regulations.

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

Based solely on our review of the copies of any Section 16(a) forms received by us or written representations from the Reporting Persons, we believe that with respect to the fiscal year ended December 31, 2006, all the Reporting Persons complied with all applicable filing requirements.

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

The following section sets forth summary information concerning the compensation paid to our executive officers and directors during the 2006.

SUMMARY COMPENSATION TABLE

The following table sets forth certain information about the compensation paid or accrued during the last two fiscal years to our Chief Executive Officer, along with our former Chief Financial Officer, the only other executive officer whose total compensation exceeded $100,000 in any of the last two fiscal years.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Option Awards ($)(2)		All Other Compensation ($)	Total ($)
Jane Hoffer	2006	214,615	37,500	(1)	106,868	(3)	6,000	364,983
President and Chief Executive Officer	2005	225,000	112,500	(1)	107,741	(3)	6,000	451,241

Thomas Aiken (4)	2006	162,463						162,463
Former Chief Financial Officer	2005	37,019			72,345	(5)		109,364

(1)	Ms. Hoffer’s bonus resulted from the consummation of the merger of the Company and The viaLink Company on December 31, 2004, which was paid partially in 2005 with the remaining amount paid in 2006.

(2)

The value for Option Awards in the table above represents the dollar amount recognized for financial reporting purposes for 2006 in accordance with Statement of Financial Accounting Standards No. 123R, Accounting for Stock-Based Compensation, (SFAS 123R). The dollar amount for each named executive officer varies depending on the number of options held, the fair value of such options, and the vesting terms of such options. See Note 9 of Notes to Consolidated Financial Statements for the year ended December 31, 2006 for information on the assumptions used to calculate the grant date fair value of Option Awards and the expense recognized under SFAS 123R.

(3)

Ms. Hoffer was granted options to purchase 600,000 shares of common stock during 2006, of which 349,992 vested on March 3, 2006, and 16,668 vested on March 26, 2006, and on the 26th of each month thereafter until fully vested. During 2005, Ms. Hoffer was granted 600,000 options, of which 299,988 vested on December 9, 2005, and 16,668 vested on December 26, 2005, and on the 26th of each month thereafter until fully vested.

(4)	Mr. Aiken resigned as Chief Financial Officer in November 2006.

(5)	Mr. Aiken was granted options to purchase 402,880 shares of common stock during 2005, of which 134,293 vested on October 3, 2006 and 11,192 vested on November 3, 2006, and on the 3rd of each month thereafter until fully vested. His unvested balance of 257,396 options was forfeited upon his resignation in November 2006, and the remaining balance expired, unexercised, in March 2007.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2006

The following table generally sets forth the number of outstanding equity awards that have not been earned or vested or that have not been exercised for each of the named executive officers as of December 31, 2006. No other equity awards otherwise reportable in this table have been granted to any of our named executive officers.

Option Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)		Option Expiration Date
Name	Exercisable	Unexercisable
Jane Hoffer	1,484 222,599 516,672 516,672	0 0 0 0	0 0 83,328 83,328	$ $ $ $	0.62 1.00 0.21 0.21	12/31/2007 7/24/2012 5/26/2014 5/26/2014

Tom Aiken(1)	145,484	0	145,484		$0.21	02/28/2007

(1)	Mr. Aiken resigned as Chief Financial Officer in November 2006. Each of Mr. Aiken’s options has expired unexercised.

DIRECTOR COMPENSATION

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

Each of our non-employee directors are also entitled to receive annual grants of stock options to purchase the number of shares equal to $25,000 divided by the fair market value of our common stock on the date of grant. Such options generally vest one year after grant.

The following table sets forth information concerning the compensation of our directors during the last completed fiscal year:

Name	Fees Earned or Paid in Cash ($)	All Other Compensation ($)		Total ($)
Daniel W. Rumsey	18,000	10,000	(1)	28,000
Warren Jones	18,000			18,000
Mary Lou Fox	12,000			12,000
Patrick Kiernan	12,000			12,000
Mike DiPiano	12,000			12,000

(1)	Mr. Rumsey was paid $10,000 for providing consulting services to the Company as Interim Chief Financial Officer during the month of December 2006.

Employment Agreements

On December 8, 2005, we entered into employment agreements with Jane F. Hoffer, our Chief Executive Officer, and Thomas W. Aiken, our former Senior Vice President and Chief Financial Officer. Mr. Aiken resigned in November 2006.

Ms. Hoffer’s employment agreement is for a term of two years commencing on January 1, 2005, and automatically renews for successive one-year periods thereafter unless the agreement is earlier terminated pursuant to its terms. Under the agreement, Ms. Hoffer receives an annual base salary of $225,000 and is entitled to receive incentive stock options exercisable for 1,248,274 shares of our common stock under our Amended and Restated 1999 Stock Option/Stock Issuance Plan. Ms. Hoffer received 600,000 of the 1,248,274 incentive stock options in December 2005 at an exercise price of $0.21 per share, and an additional 600,000 options were granted on March 3, 2006, at an exercise price of $0.21per share. Our compensation committee and our board of directors approved the stock options on November 30, 2005. Ms. Hoffer’s stock options vest on a three-year schedule, and for purposes of vesting, shall be considered granted as of May 26, 2004, the date of our definitive merger agreement with Prescient Systems.

We may terminate Ms. Hoffer’s employment at any time, with or without cause. If we terminate her employment for cause, Ms. Hoffer shall receive her base salary through the date of termination. If her employment is terminated by us without cause or by Ms. Hoffer for good reason, then Ms. Hoffer shall receive payment of an amount equal to her current base salary for a period of one year following the termination date. In the event of a change of control, Ms. Hoffer shall receive a single payment of an amount equal to her current base salary, and all options granted to her shall immediately vest. Thereafter, we shall have no further obligations under her employment agreement.

Mr. Aiken’s employment agreement was executed on December 8, 2005 and was effective retroactively as of October 3, 2005. The employment agreement was for a term of one year and automatically renewed for successive one-year periods unless the agreement was earlier terminated pursuant to its terms. Under the agreement, Mr. Aiken received an annual base salary of $175,000 and received a grant of incentive stock options in 2005 exercisable for 402,880 shares of our common stock, at an exercise price of $0.21 per share, under our Amended and Restated 1999 Stock Option/Stock Issuance Plan. Our compensation committee and our board of directors approved the stock options on November 30, 2005. Mr. Aiken’s stock options vested on a three-year schedule, which commenced on October 3, 2005. Mr. Aiken resigned as Chief Financial Officer effective November 30, 2006, and his options expired unexercised.

ITEM 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information (as of December 31, 2006)

Our stockholders have approved all of the equity compensation plans pursuant to which we are currently granting equity awards.

	(a) Number of Securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (1)
Equity compensation plans approved by security holders - stock options	2,941,944	$1.66	1,908,056
Equity compensation plans not approved by securitiy holders	—	—	—

Total	2,941,944	$1.66	1,908,056

(1)	Common stock available for issuance pursuant to our Amended and Restated 1999 Stock Option/Stock Issuance Plan shall automatically increase on the first trading day of each calendar year by an amount equal to 1% of the shares of common stock outstanding on the last trading day of the immediately preceding calendar year, but in no event shall such increase exceed 50,000 shares.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information known to us with respect to beneficial ownership of our common stock, our Series E Convertible Preferred Stock and our Series G Convertible Preferred Stock as of March 5, 2007 by:

•

each person, or group of affiliated persons, known by us to own beneficially more than 5% of our outstanding common stock, Series E Convertible Preferred Stock and Series G Convertible Preferred Stock;

•	each of our directors;

•	each of our named executive officers; and

•	all of our current executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. Shares of our common stock subject to options, warrants or other derivative instruments, such as convertible preferred stock, currently exercisable or exercisable within 60 days of March 5, 2007 are deemed to be outstanding for calculating the percentage of outstanding shares of the person holding these options, warrants or other derivative instruments, but are not deemed outstanding for calculating the percentage of any other person. Percentage of beneficial ownership is based upon (i) 33,326,270 shares of our common stock outstanding, (ii) 1,657 shares of our Series E Convertible Preferred Stock outstanding and (iii) 480 shares of our Series G Convertible Preferred Stock outstanding as of March 5 , 2007, as the case may be. To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table below has sole voting and investment power with respect to the shares set forth opposite such person’s name. Except as otherwise indicated, the address of each of the persons in this table is c/o Prescient Applied Intelligence, Inc., 1247 Ward Avenue, West Chester, Pennsylvania 19380.

	Common Stock			Series E Convertible Preferred Stock (1)		Series G Convertible Preferred Stock (2)
	Number		Percent of Class Outstanding	Number	Percent of Class Outstanding	Number	Percent of Class Outstanding
Officers:
Jane F. Hoffer	1,899,789	(3)	5.49%
Warren D. Jones	161,948	(4)	0.48%
Patrick Kiernan	142,398	(5)	0.43%
Michael A. DiPiano	4,172,614	(5)(6)(10)	12.52%
Daniel W . Rumsey	119,048	(5)	0.36%
Mary Lou Fox	152,928	(7)	0.46%
Directors and Executive officers as a Group (6 persons)	6,648,725		18.84%

5% Stockholders:
SDS Capital Group SP C LTD (including Merchant Fund)	5,731,743	(8)	17.20%	383	23%	237	49%
CGA Resources, LLC	3,329,334	(9)	9.99%	460	28%	222	46%
New Spring Ventures	4,053,566	(10)	12.16%	274	17%	21	4%
Hudson Ventures	3,329,334	(11)	9.99%	205	12%	—

*	Less than 1%

(1)	The holder of each share of our Series E Convertible Preferred Stock shall be entitled to vote such number of shares of common stock into which such share of Series E Convertible Preferred Stock could be converted for purposes of determining the shares of our common stock entitled to vote at any regular, annual or special meeting of our stockholders, and shall have voting rights and powers equal to the voting rights and powers of our common stock. The holders of our Series E Convertible Preferred Stock also have separate class voting rights with respect to certain actions proposed to be taken by us. Each share of our Series E Convertible Preferred Stock is convertible into 5,208 shares of our common stock, subject to anti-dilution provisions. However, a holder of shares of our Series E Convertible Preferred Stock may not convert such shares of Series E Convertible Preferred Stock into shares of our common stock if the number of shares of our common stock to be issued pursuant to such conversion would cause, when aggregated with all other shares of our common stock owned by such holder at such time, such holder to beneficially own in excess of 9.99% of the then issued and outstanding shares of our common stock. Such holder of shares of our Series E Convertible Preferred Stock may elect to convert such shares of our Series E Convertible Preferred Stock into greater than 9.99% of all the then outstanding shares of our common stock by giving to us 61 days advance notice of its intention to do so.

(2)	Our holders of Series G Convertible Preferred Stock shall be entitled to vote as a separate class on matters that affect their share ownership in our equity securities. Otherwise they will not be entitled to vote. Each share of Series G Convertible Preferred Stock is convertible into 22,727 shares of common stock, subject to anti-dilution provisions. However, a holder of shares of our Series G Convertible Preferred Stock may not convert such shares of Series G Convertible Preferred Stock into shares of our common stock if the number of shares of our common stock to be issued pursuant to such conversion would cause, when aggregated with all other shares of our common stock owned by such holder at such time, such holder to beneficially own in excess of 9.99% of the then issued and outstanding shares of our common stock. Such holder of shares of our Series G Convertible Preferred Stock may elect to convert such shares of our Series G Convertible Preferred Stock into greater than 9.99% of all the then outstanding shares of our common stock by giving to us 61 days advance notice of its intention to do so.

(3)	Includes 1,257,427 shares of our common stock issuable upon exercise of stock options and 41,153 shares of our common stock issuable upon exercise of warrants, each within 60 days of March 5, 2007.

(4)	Includes 151,948 shares of our common stock issuable upon exercise of stock options within 60 days of March 5, 2007.

(5)	Includes 119,048 shares of our common stock issuable upon exercise of stock options within 60 days of March 5, 2007.

(6)	Mr. DiPiano is the managing partner of New Spring Ventures.

(7)	Includes 148,728 of shares of our common stock issuable upon exercise of stock options within 60 days of March 5, 2007.

(8)	Does not include warrants that are exercisable into 1,331,258 shares of our common stock, shares of our Series E Convertible Preferred Stock currently convertible into 1,992,323 shares of our common stock, and Series G Convertible Preferred Stock currently convertible into 5,375,000 shares of our common stock, each upon 61 days advance written notice to us. The address of SDS is P.O. Box 174865, Cayman Corporate Center, 27 Hospital Road, Grand Cayman, E9.

(9)	Includes a maximum of 1,678,243 shares of our common stock issuable upon conversion of either of our Series E Convertible Preferred Stock or our Series G Convertible Preferred Stock, or warrants within 60 days of March 5, 2007. Does not include shares of our common stock in excess of 1,678,243 shares issuable upon conversion of either our Series E Convertible Preferred Stock or our Series G Convertible Preferred Stock or warrants, each within 61 days advance written notice to us. In the aggregate, CGA Resources, LLC holds preferred stock convertible into 7,445,384 shares of our common stock and warrants exercisable into 1,648,500 shares of our common stock. The address of CGA Resources, LLC is 590 Madison Avenue, 5th Floor, New York, NY 10022.

(10)	Does not include warrants that are exercisable into 467,070 shares of our common stock, shares of our Series E Convertible Preferred Stock currently convertible into 1,428,115 shares of our common stock, and Series G Convertible Preferred Stock currently convertible into 481,364 shares of our common stock, each upon 61 days advance written notice to us. The address of New Spring Ventures is 500 N Gulph Road, Suite 500, King of Prussia, PA 19406.

(11)

Includes a maximum of 488,352 shares of our common stock issuable upon conversion of either our Series E Convertible Preferred Stock or, or warrants within 60 days of March 5, 2007. Does not include shares of our common stock in excess of 488,352 shares issuable upon conversion of either our Series E Convertible Preferred Stock or warrants, each within 61 days advance written notice to us. In the aggregate, Hudson Ventures holds preferred stock convertible into 1,066,453 shares of our common stock and warrants exercisable into 311,579 shares of our common stock The address of Hudson Ventures is 660 Madison Avenue, 14th Floor, New York, NY 10021.

ITEM 12.	Certain Relationships and Related Transactions

On July 31, 2006, we entered into the Settlement Agreement with Tak. The Settlement Agreement was approved by the holders of two-thirds of our Series E Convertible Preferred Stock on August 10, 2006 and the transaction closed on August 25, 2006. The Settlement Agreement resolved a dispute arising from our May 4, 2005 Common Stock and Warrant Purchase Agreement and a concurrently executed Outsourcing Agreement. (See further details of the Settlement Agreement in Note 7 of the Consolidated Financial Statements.)

On August 4, 2006, we entered into a services agreement with Fastech for hardware relocation/migration services and on demand hosting services. The services agreement shall remain in effect for a period of 36 months and shall renew each term for a consecutive 36-month period until terminated by one party 120 days prior to the expiration of the then current term. Under the terms of the services agreement, Fastech is paid approximately $40,000 per month. $284,000 was paid or accrued to Fastech under the terms of the services agreement since January 1, 2006 through March 29, 2007. Jane Hoffer is a director of Fastech. In addition, Michael A. DiPiano is a member of our Board of Directors and is a General Partner in Newspring Ventures, which is a significant stockholder in the Company and an affiliate of a significant debt holder in Fastech, Newspring Mezzanine Capital.

ITEM 13.	Exhibits

The following are included as exhibits to this report. Exhibits incorporated by reference are so indicated.

Exhibit Number	Description

2.1	Amended and Restated Agreement and Plan of Merger, dated as of May 24, 2004, by and among the Registrant, viaLink Acquisition, Inc. and Prescient Systems, Inc. (1)

3.1	Amended and Restated Certificate of Incorporation of the Registrant (2)

3.2	First Amendment to Amended and Restated Certificate of Incorporation of the Registrant (3)

3.3	Amended and Restated Bylaws of the Registrant (4)

3.4	Certificate of Designation of the Series E Convertible Preferred Stock of the Registrant (3)

3.5	Certificate of Correction of the Certificate of Designation relating to the Series E Convertible Preferred Stock of the Registrant (5)

3.6	Certificate of Designation relating of the Series G Convertible Preferred Stock of the Registrant (6)

3.7	Certificate of Correction of the Certificate of Designation of Series G Convertible Preferred Stock of the Registrant (5)

3.8	Certificate Increasing the Maximum Number of the Series G Convertible Preferred Stock of the Registrant (5)

4.1	Form of Certificate of Common Stock (16)

4.2	Form of Certificate of Series E Convertible Preferred Stock (16)

4.3	Form of Certificate of Series G Convertible Preferred Stock (16)

4.4	Form of Warrant for Tak Investors to Purchase Shares of Common Stock of the Registrant (6)

4.5	Form of Warrant for Series F Preferred Holders to Purchase Shares of Common Stock of the Registrant (6)

4.6	Form of Warrant to purchase shares of Common Stock of Registrant issued to certain note holders (7)

4.7	Form of Warrant to purchase shares of Common Stock of Registrant issued to Purchasers of Series E and Series F Convertible Preferred Stock and Related Senior Secured Notes (8)

10.1†	1999 Stock Option/Stock Issuance Plan (9)

10.2	1999 Stock Option/Stock Issuance Plan Form of Incentive Stock Option Agreement (16)

10.3†	1999 Employee Stock Purchase Plan (10)

10.4	Form of Series F Convertible Preferred Stock Purchase Agreement dated as of December 31, 2004 (3)

10.5††	Remote Resourcing Agreement, dated April 2005 by and between the Registrant and Healthcare BPO Partners, LP (11)

10.6	Registration Rights Agreement dated as of May 4, 2005 (6)

10.7	Common Stock and Warrant Purchase Agreement, dated May 4, 2005 by and among the Registrant and the purchasers named therein (6)

10.8†	Employment Agreement dated as of December 8, 2005, between the Registrant and Jane F. Hoffer (5)

10.9†	Employment Agreement dated as of December 8, 2005, between the Registrant and Thomas W. Aiken (5)

10.10	10% Demand Promissory Note between the Registrant as Issuer and Tak Investments, Inc. as Holder (14)

10.11	5% Demand Promissory Note between the Registrant as Issuer and Tak Investments, Inc. as Holder (15)

10.12	Financing Agreement dated as of May 25, 2006, between the Registrant and Sand Hill Finance, LLC. (11)

10.13	Office Lease Agreement dated as of May 26, 2006, between the Registrant and Trizec Partners Real Estate, L.P. (12)

10.14	Lease Termination Agreement dated as of May 26, 2006, between the Registrant and Trizec Partners Real Estate, L.P. (12)

10.15	Settlement and Mutual Release Agreement dated July 31, 2006, between the Registrant and Tak Investments, LLC. (16)

10.16	Promissory Note dated as of August 8, 2006, between the Registrant as Issuer and Tak Investments, LLC. (18)

10.17	Security Agreement dated as of August 8, 2006, between the Registrant and Tak Investments, LLC. (18)

10.18	Services Agreement dated as of August 4, 2006, between the Registrant and Fastech Integrated Solutions. (17)

23.1*	Consent of Amper, Politziner & Mattia, P.C.

31.1*	Certification of Chief Executive Officer

31.2*	Certification of Chief Financial Officer

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer

*	Filed Herewith

†	Compensation plans and arrangements for executives and others.

††	Portions of this Exhibit were omitted and filed separately with the Secretary of the SEC pursuant to an order of the SEC granting our application for confidential treatment pursuant to Rule 406 under the Securities Act.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 26, 2004.

(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2004 filed on March 31, 2005

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 4, 2005.

(4)	Incorporated by reference to the Registrant’s Post Effective Amendment No. 3 to Form SB-2/A filed on January 15, 2004 (File No. 333-101523)

(5)	Incorporated by reference to the Registrant’s Amendment No. 1 to form S-3 on Form SB-2 filed on January 20, 2006 (File No. 333-128752)

(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 5, 2005.

(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 11, 2003.

(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 1, 2004.

(9)	Incorporated by reference to the Registrant’s Definitive Proxy Statement filed on September 6, 2005

(10)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed on November 24, 1999 (File No. 333-91651)

(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 31, 2006.

(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 1, 2006.

(13)	Incorporated by reference to Amendment No. 4 of the Registrant’s Quarterly Report on Form 10-QSB for the three months ended June 30, 2005 as filed with the SEC on December 6, 2005

(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 14, 2005.

(15)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 4, 2005

(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 31, 2006

(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 10, 2006.

(18)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 28, 2006.

ITEM 14.	Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed by Amper, Politziner & Mattia, P.C. during 2006 and 2005 for assurance and related services that are reasonably related to the performance of the audit and interim quarterly review of our financial statements and registration filings totaled $205,000 and $199,500, respectively. The aggregate fees billed by KPMG LLP, our independent auditors through March 2005, for professional services rendered in connection with consents related to SEC filings totaled $30,000 for 2006, and $15,000 for 2005.

Audit-Related Fees

Our independent auditors did not render any additional professional services relating to the audit or review our financial statements during 2006 and 2005.

Tax Fees

During 2006 and 2005, we received billings in the amount of $37,300 and $9,500, respectively, from Amper, Politziner & Mattia, P.C. in connection with preparation of tax returns and other tax compliance services for Prescient Systems, Inc.

All Other Fees

Amper, Politziner & Mattia, P.C. did not render any other professional services to us during 2006 or 2005.

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

Prescient Applied Intelligence, Inc.

Date: March 30, 2007	By:	/s/ Jane F. Hoffer
		Name:	Jane F. Hoffer
		Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Prescient and in the capacities and on the dates indicated.

Each person, in so signing also makes, constitutes, and appoints Jane F. Hoffer and Daniel W. Rumsey, and each of them acting alone, as his or her true and lawful attorneys-in-fact, with full power of substitution, in his name, place, and stead, to execute and cause to be filed with the Securities and Exchange Commission any or all amendments to this report.

Signature	Title	Date

/s/ Jane F. Hoffer Jane F. Hoffer	Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2007

/s/ Daniel W. Rumsey Daniel W. Rumsey	Interim Chief Financial Officer and Chairman of the Board of Directors	March 30, 2007

/s/ Michael A. DiPiano Michael A. DiPiano	Director	March 30, 2007

/s/ Warren D. Jones Warren D. Jones	Director	March 30, 2007

/s/ Mary Lou Fox Mary Lou Fox	Director	March 30, 2007

/s/ Patrick L. Kiernan Patrick L. Kiernan	Director	March 30, 2007

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements of Prescient Applied Intelligence, Inc.

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheets of Prescient Applied Intelligence, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended . These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Prescient Applied Intelligence, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company’s recurring losses from operations and resulting dependence upon access to additional external financing, raise substantial doubt concerning its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 9 to the consolidated financial statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” applying the modified-prospective method.

/s/ Amper, Politziner & Mattia P.C.

March 27, 2007
Edison, New Jersey

Prescient Applied Intelligence, Inc.

CONSOLIDATED BALANCE SHEETS

December 31,

	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$1,016,568	$716,345
Accounts receivable - net of allowance for doubtful accounts of $135,000 in 2006 and $168,000 in 2005	1,437,218	1,957,173
Prepaid and other current assets	108,624	138,009

Total current assets	2,562,410	2,811,527
Furniture, equipment and leasehold improvements, net	183,311	224,419
Intangible assets, net	1,700,000	2,143,750
Goodwill	17,257,483	17,380,456
Other assets	50,342	49,342

Total Assets	$21,753,546	$22,609,494

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowings under accounts receivable financing arrangement	$260,117	$—
Current portion note payable	106,038	—
Accounts payable	118,314	299,514
Accrued expenses	571,311	1,340,864
Deferred revenues	1,419,972	1,083,216

Total current liabilities	2,475,752	2,723,594
Deferred maintenance - long-term portion	30,412	12,672
Long term portion note payable, net of discount of $25,422 at December 31, 2006	2,394,128	—

	2,424,540	12,672

Stockholders’ equity:
Series E Preferred Stock, $.001 par value; 1,660 shares authorized; 1,657 shares issued and outstanding at December 31, 2006 and 2005 (liquidation value $17,893,167 and $16,567,747 at December 31, 2006 and December 31, 2005, respectively)	16,567,747	16,567,747
Series G Preferred Stock, $.001 par value; 480 shares authorized; 479.9 shares issued and outstanding at December 31, 2006 and 2005 (liquidation value $4,798,838 at December 31, 2006 and 2005)	4,798,838	4,798,838
Common stock, $.001 par value; 400,000,000 shares authorized; 33,326,670 and 43,558,282 shares issued and outstanding at December 31, 2006 and December 31, 2005, respectively	33,326	43,558
Additional paid-in-capital	103,348,018	103,501,265
Accumulated deficit	(107,886,943)	(105,034,162)
Cumulative translation adjustment	(7,732)	(4,018)

Total stockholders’ equity	16,853,254	19,873,228

Total liabilities and stockholders’ equity	$21,753,546	$22,609,494

The accompanying notes are an integral part of these consolidated financial statements.

Prescient Applied Intelligence, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the years ended December 31,

	2006	2005
Revenue:
Subscription services	$5,792,739	$5,306,092
Licenses	649,081	558,621
Maintenance	1,621,330	1,572,241
Professional services	1,181,075	1,953,385

Total revenue	9,244,225	9,390,339

Operating expenses:
Customer operations and support	3,305,164	4,571,792
Development	1,354,044	1,393,375
Selling and marketing	2,124,975	2,171,666
General and administrative	3,087,015	2,938,728
Depreciation and amortization	506,366	517,549

Total operating expenses	10,377,564	11,593,110

Loss from operations	(1,133,339)	(2,202,771)
Other income (expense):
Interest income (expense), net	(121,069)	4,123
Accrued damages to stockholders	(45,000)	(135,000)
Loss on Tak Settlement	(1,193,896)	—

Total other income (expense)	(1,359,965)	(130,877)
Net loss	(2,493,304)	(2,333,648)
Deemed Dividend on Series E Preferred Stock	(359,477)
Undeclared Dividend on Series E preferred Stock	(1,325,420)	—
Payment of damages to certain preferred shareholders	(74,250)	(87,750)

Net loss applicable to common stockholders	$(4,252,451)	$(2,421,398)

Net loss applicable per common share - basic and diluted	$(0.11)	$(0.07)

Weighted average common shares outstanding - basic and diluted	39,942,178	33,986,945

Comprehensive loss:
Net loss	$(2,493,304)	$(2,333,648)
Foreign currency translation adjustment	(3,714)	(4,018)

Comprehensive loss	$(2,497,018)	$(2,337,666)

The accompanying notes are an integral part of these consolidated financial statements.

Prescient Applied Intelligence, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the years ended December 31, 2005 and 2006

	Preferred Stock		Common Stock		Additional paid-in capital	Accumulated deficit	Cumulative translation adjustment	Total
	Shares	Amount	Shares	Amount
Balance, January 1, 2005	2,009	$20,092,147	26,599,380	$26,600	$102,993,975	$(102,700,514)	$—	$20,412,208
Issuance of common stock and warrants from the qualified financing, net of expenses and conversion of series F Preferred Stock to common stock and series G Preferred Stock	(112)	(1,124,981)	8,471,381	8,472	3,000,799			1,884,290
Issuance of common stock for interest on bridge financing			4,340	4	1,906			1,910
Issuance of common stock upon exercise of warrant			11,800	12	224			236
Issuance of common stock related to qualified financing			5,113,636	5,114	(5,114)			—
Issuance of stock without consideration for failure to timely complete additional financing	240	2,399,419	3,357,745	3,356	(2,402,775)			—
Payment of damages to certain preferred stockholders					(40,500)			(40,500)
Accrued damages to certain preferred stockholders					(47,250)			(47,250)
Net loss for the year ended December 31, 2005						(2,333,648)		(2,333,648)
Foreign currency translation adjustment							(4,018)	(4,018)

Balance, December 31, 2005	2,137	$21,366,585	43,558,282	$43,558	$103,501,265	$(105,034,162)	$(4,018)	$19,873,228

Deemed dividend on Series E Preferred Stock					359,477	(359,477)		—
Non-cash compensation expense pursuant to SFAS 123R					300,297			300,297
Foreign currency translation adjustment							(3,714)	(3,714)
Accrued damages to certain preferred stockholders					(74,250)			(74,250)
Warrants issued in connection with Tak Settlement					28,600			28,600
Common Stock cancelled in connection with Tak settlement		(10,231,612)	(10,232)	(767,371)				(777,603)
Net Loss						(2,493,304)		(2,493,304)

Balance, December 31, 2006	2,137	$21,366,585	33,326,670	$33,326	$103,348,018	$(107,886,943)	$(7,732)	$16,853,254

The accompanying notes are an integral part of these consolidated financial statements.

Prescient Applied Intelligence, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years ended December 31,

	2006	2005
Cash flows from operating activities:
Net loss	$(2,493,304)	$(2,333,648)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	157,666	239,000
Depreciation and amortization	509,544	517,549
Loss on sale of assets	25,853	—
Loss on Tak Settlement	1,193,896	—
Non-cash stock compensation expense	300,297	—
Increase (decrease) in cash for changes in:
Accounts receivable	362,289	(608,183)
Prepaid expenses and other assets	28,384	93,541
Accounts payable and accrued expenses	(315,180)	(285,854)
Deferred revenue	354,496	60,868

Net cash provided/(used) in operating activities	123,941	(2,316,727)

Cash flows from investing activities:
Capital expenditures	(47,361)	(115,382)
Additional costs for acquisition of Prescient Systems, Inc.	—	(173,532)

Net cash used in investing activities	(47,361)	(288,914)

Cash flows from financing activities:
Proceeds from accounts receivable financing agreement, net	260,117	—
Payment of note payable-Tak	(32,760)
Proceeds from exercise of stock options, warrants and stock purchase plans	—	236
Payment of damages to certain preferred shareholders	—	(40,500)
Proceeds from issuance of stock from qualified financing, net of expenses	—	1,886,200

Net cash provided by financing activities	227,357	1,845,936

Net increase/(decrease) in cash and cash equivalents	303,937	(759,705)
Effect of foreign currency translation on cash balances	(3,714)	(925)
Cash and cash equivalents, beginning of period	716,345	1,476,975

Cash and cash equivalents, end of period	$1,016,568	$716,345

Supplemental schedule of non-cash transactions:
Interest on notes payable paid in-kind with common stock	$—	$1,910

Additional common stock issued for no consideration	$—	$3,356

Additional preferred stock issued for no consideration	$—	$2,399,419

Deemed dividend on Series E Preferred Stock	$359,477	$—

Warrants issued in connection with Tak Settlement (See Note 7)	$28,600	$—

Provision for damages due to certain preferred stockholders	$(74,250)	$(47,250)

Adjustment to accruals related to previous acquisition	$122,973	$—

Supplemental disclosure:
Cash paid for Interest	$121,069	$—

The accompanying notes are an integral part of these consolidated financial statements.

Prescient Applied Intelligence, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business and Summary of Significant Accounting Policies

General Description of Business —We provide subscription-based business-to-business electronic commerce services that enable companies in the consumer packaged goods, retail and automotive industries to efficiently manage their highly complex supply chain information. These activities are referred to as advanced commerce offerings. We also sell supply chain planning solutions to consumer products companies, referred to as supply chain offerings. Our offerings allow manufacturers, wholesalers, distributors, sales agencies (such as food brokers) and retailers to plan, communicate and synchronize item, pricing and promotion information in a more cost-effective and accessible way than has been possible using traditional electronic and paper-based methods. We offer both advance commerce and supply chain applications in combined offerings to existing and potential customers and considers this one business segment.

Our customers range from small, rapidly growing companies to large corporations in the consumer products, retail and automotive parts industries and are geographically dispersed throughout the United States, Canada and Europe.

Basis of Presentation — The consolidated financial statements include Prescient Applied Intelligence, Inc. and our wholly owned subsidiaries which consist of Prescient Systems Limited (a U.K. company), Prescient Systems, Inc. (a Delaware corporation), and viaLink Operations, Inc. (a Pennsylvania corporation). Intercompany transactions and balances have been eliminated. Certain prior year balances have been reclassified to conform to the current year presentation. Such reclassifications did not affect total revenues, operating income or net income.

Use of Estimates — The preparation of financial statements in conformity with generally accepted accounting principles requires the use of management’s estimates and assumptions in determining the carrying values of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts for certain revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates include the carrying amount of long-lived assets, intangible assets and goodwill, stock-based compensation, certain accrued expense and valuation allowances for accounts receivable and deferred income tax assets.

Cash and Cash Equivalents — We consider all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. At December 31, 2005 and 2006, there were no cash equivalents.

Risks from Concentrations — Financial instruments which potentially subject us to concentrations of credit risk consist principally of temporary cash investments and accounts receivable. Temporary cash investments are placed with high credit quality financial institutions. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of individual accounts and their dispersion across different regions. We do not believe a material risk of loss exists with respect to the financial position due to concentrations of credit risk.

Revenues are dependent on large implementation and subscription fees from a limited number of customers. In 2006, two customers individually accounted for 13% and 12% of our revenues, respectively. In 2005, two customers individually accounted for 13% and 11% of our revenues, respectively. We will continue to be dependent upon revenues from a limited number of customers until we achieve market penetration.

Trade Accounts Receivable — Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Our allowance for doubtful accounts is an estimate prepared by management based on identification of the collectibility of specific accounts and the overall condition of the receivable portfolios. We specifically analyze individual customer balances in trade receivables, historical bad debts, customer credit, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Likewise, should we determine that we would be able to realize more of our receivables in the future than previously estimated, an adjustment to the allowance would increase income in the period such determination was made. The allowance for doubtful accounts is reviewed on a quarterly basis and adjustments are recorded as deemed necessary. We do not have any off-balance-sheet credit exposure related to our customers. During 2006 and 2005 our statement of operations includes provisions for bad debt of $158,000 and $239,000, respectively. The allowance for doubtful accounts at 2006 and 2005 is $135,000 and $168,000, respectively. During 2006 and 2005 we wrote-off uncollectible accounts receivable of $203,000 and $292,000 respectively.

Furniture, equipment and leasehold improvements — Furniture, equipment and leasehold improvements are stated at cost. Expenditures for repairs and maintenance are charged to expense as incurred. Upon disposition, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is reflected in operations for the period. Furniture and equipment are deprecated using the straight-line method over their estimated useful lives ranging from 2 to 10 years. Leasehold improvements are amortized over the lesser of the useful life or the lease term using the straight-line method.

Goodwill and Other Intangible Assets — Goodwill and intangible assets acquired in the purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of FASB Statement No. 142, Goodwill and Other Intangible Assets. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. The occurrence of certain events may be indicators that goodwill is impaired and therefore require us to test for impairment other than annually.

Determining fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual results may differ from those estimates. Our goodwill impairment analysis, which was performed as of December 31, 2006, did not result in an impairment charge. We based our determination on a valuation completed by an outside consulting firm using estimates and assumptions provided by management.

Impairment of long-lived assets. We review long-lived assets for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 required us to identify events or changes in circumstances, which indicate that the carrying amount of an asset may not be recoverable. If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the long-lived assets, the carrying value is reduced to the estimated fair value as measured by the discounted cash flows.

Our continuing losses from operations are one factor which could be an indicator that the carrying amounts of any of our assets may not be recoverable. We performed an analysis comparing estimated future cash flows to the carrying value of our assets at December 31, 2006. The analysis did not indicate that impairment exists as of December 31, 2006. The estimated future cash flows were based upon certain assumptions and are dependent upon future performance. See “Additional Factors That May Affect Future Results” for factors that may cause operations to vary from our estimates. If actual results differ from the estimated future cash flows impairment may be evident in future periods.

Revenue Recognition.

We generate revenues from monthly subscriptions to our advance commerce services. Additionally, we generate revenues from the sale of licenses of our supply chain planning software along with related maintenance revenue. We also provide professional services to our customers.

Subscriptions - For use of our subscription advance commerce services, customers pay a flat monthly subscription rate, a rate based on the number of trading partners and the size and complexity of the trading relationships, or the dollar volume of the transactions that go through the advanced commerce engine. Supply chain subscription services are based on the modules selected, the number of users, and the number of trading partners with whom our customer does business. Other services are available for additional monthly subscription fees. Subscription services are provided by and are resident on our database servers. Customers gain access to and use our services through means ranging from Internet web browsers to fully automated batch interfaces imbedded in the customer’s IT systems. For new advanced commerce transactions, customers are typically charged an implementation fee ranging from $200 for an on-line implementation to more than $100,000 for complex supplier and retailer installations. Such fees are separately priced from the use of advance commerce services on a time and materials basis and are included in professional services revenue described below. We have no obligation to perform any future implementation services and no additional implementation services are necessary upon renewal of the service by the customer.

We recognize revenues for our subscription services ratably over the term of the subscription arrangement. Revenues collected in advance are deferred and recognized as earned. In cases where customers are charged a “per use” fee, we recognize revenues for subscription fees for customer use of services as these services are provided. Revenues collected in advance and revenues dependent upon future performance criteria are deferred and recognized as earned and those performance criteria are met.

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

Professional services - Professional services revenue is recognized as the services are performed, based upon the fair value of services performed. A Professional Services Agreement is a time and materials agreement for services provided by us for new and existing customers. Professional services performed include implementation, training, audit assessment, upgrades, and enhancements.

Development — Capitalization of costs for internal use software begins after the preliminary project stage and ends when the software is substantially complete and ready for its intended use. We also capitalize certain of these costs for software to be sold beginning when technological feasibility has been established and ending when the product is available for customers. Capitalized software development costs are amortized using the straight-line method over the estimated useful life of three to five years and are subject to impairment evaluation in accordance with the provisions of SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We incurred costs and expenses of approximately $1.4 million for product development in each of 2006 and 2005. We have not capitalized these costs as they did not meet the above criteria for capitalization. Previously capitalized software is fully depreciated at December 31, 2005.

Earnings Per Share — Basic earnings per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings per share are calculated by dividing net income (loss) by the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Diluted earnings per share also includes the impact of convertible debt, if dilutive, using the if-converted method. Our diluted earnings per share are the same as the basic earnings per share for 2006 and 2005 because our common stock equivalents are anti-dilutive.

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

Foreign Current Translations — The financial statements of our foreign subsidiary have been translated in accordance with SFAS No. 52 “Foreign Currency Translation”. Our subsidiaries assets and liabilities are translated into US dollars at the year-end rate of exchange. Income and expense items are translated monthly at the average exchange rate during the month. The resulting foreign currency translation adjustment is included in stockholders’ equity and shown as “Cumulative Translation Adjustment”. Transaction gains and losses are recorded in the consolidated statement of operations.

Preferred Stock Classification — We follow SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS No. 150). SFAS No. 150 modifies the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS No. 150 requires that those instruments be classified as liabilities. We do not have any preferred stock or other financial instruments outstanding at December 31, 2006 that should be classified as a liability.

Stock Based Compensation — We adopted SFAS No. 123R effective January 1, 2006, which requires that share-based payments be reflected as an expense based upon the grant-date fair value of those awards. The expense is recognized over the remaining vesting period of the awards. Prior to January 1, 2006, we applied the intrinsic value method of accounting for all stock-based employee compensation in accordance with APB No. 25 and related interpretations.

Recently Issued Accounting Standards —

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities (FAS 159), which includes an amendment to FASB Statement No. 115”. The statement permits entities to choose, at specified election dates, to measure eligible financial assets and financial liabilities at fair value (referred to as the “fair value option”) and report associated unrealized gains and losses in earnings. Statement 159 is effective for fiscal years beginning after November 15, 2007. We have not determined the effect that the fair value option, if elected, will have on our financial position or results of operations.

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The future implementation of this Statement is not expected to have a significant effect on our financial statements.

In March 2006, FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — An Amendment of FASB Statement No. 140” (SFAS 156). SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The statement permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. SFAS 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. We are currently evaluating what impact, if any, the adoption of SFAS 156 may have on our financial statements and related disclosures. We do not expect the adoption of SFAS 156 to have a material impact on our financial condition or results of operations.

In July 2006, FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 provides recognition criteria and a related measurement model for uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. Tax positions that meet the more likely than not threshold are then measured using a probability weighted approach recognizing the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of FIN 48 to have a material impact on our financial condition or results of operations.

In February 2006, FASB issued FASB Statement No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” (FAS 155). FAS 155 amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” FAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. FAS 155 was issued to improve financial reporting by eliminating the exemption from applying Statement 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. Providing a fair value measurement election also results in more financial instruments being measured at what the FASB regards as the most relevant attribute for financial instruments, fair value. FAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. At adoption, any difference between the total carrying amount of the individual components of the existing bifurcated hybrid financial instrument and the fair value of the combined hybrid financial instrument should be recognized as a cumulative-effect adjustment to beginning retained earnings. We do not expect the adoption of SFAS 155 to have a material impact on our financial condition or results of operations.

2.	Liquidity and Going Concern

Our principal potential sources of liquidity are cash on hand, cash generated from current revenues and cash provided from financing activities. As of December 31, 2006, we had cash and cash equivalents of $1,017,000. Our existing cash and cash equivalents, expected cash flow from operations, and available borrowings under the Finance Agreement may be insufficient to meet our operating and capital requirements through 2007. As a result, we may need additional financing in the near future. There are no assurances that funding will be available when we need it on terms that we find favorable, if at all.

On May 25, 2006, we entered into the Financing Agreement with Sand Hill, which provides for us to assign certain accounts receivable to Sand Hill and for Sand Hill to advance up to $1,000,000 to us in contemplation of the collection of those accounts receivable. As of December 31, 2006, Sand Hill had advanced $260,117 to us. Sand Hill is entitled to full recourse against us for any uncollected accounts. Accordingly, the Financing Agreement is accounted for as a debt instrument collateralized by accounts receivable. The Financing Agreement has an initial term of one year with automatic renewals on an annual basis, but it may be terminated by either party at any time upon notice to the other. Advances made under this Financing Agreement are subject to finance charges, an annual facility fee and other administrative charges. The finance charge is paid on a monthly basis and equals 1.9% on the net outstanding account balance for the month, calculated on a daily basis. The annual facility fee currently equals $10,000 of which $5,000 is paid and we will not be required to pay the balance of the fee until our obligations under the Financing Agreement exceed $500,000. We will also be charged certain administrative fees for wire transfers and returned checks for insufficient funds in connection with collection of our accounts receivable.

On July 31, 2006, we entered into the Settlement Agreement with Tak. The Settlement Agreement was approved by the holders of two-thirds of our Series E Convertible Preferred Stock on August 10, 2006 and the transaction closed on August 25, 2006. The Settlement Agreement resolved a dispute arising from a May 4, 2005 Common Stock and Warrant Purchase Agreement and a concurrently executed Outsourcing Agreement. The Settlement Agreement provides for:

•	The termination of the Outsourcing Agreement

•	The cancellation of all of Tak’s equity securities in Prescient (10,231,612 shares of our common stock and warrants to purchase 1,534,091 shares of our common stock);

•	A mutual general release by Tak and us of all claims against each other;

•

A three year secured promissory note, in the amount of $2,558,348 million, issued by us to Tak that bears interest at the prime rate plus 2% (10.25% at December 31, 2006), which is payable at a rate of $30,000 per month which includes interest with the remaining amounts of principal and interest, equal to approximately $2,207,000 due in September 2009; we are required to prepay up to $500,000 of such note based upon financings obtained by us equal to or greater than $1,000,000; and

•	A warrant issued to Tak to purchase 1,000,000 shares of our common stock at a $0.0825 per share exercise price. The warrant expired on December 31, 2006.

The three-year promissory note has an outstanding principal balance, net of the discount for warrants issued, equal to $2,500,166 at December 31, 2006. A loss of $1.2 million is included in our consolidated statements of operations and comprehensive loss, for the year ended December 31, 2006, resulting from the recognition of costs and fees, reversal of certain accruals and the effect of recapitalization related to this settlement. (See further details on the Settlement Agreement in Note 7).

We have incurred operating losses and negative cash flow in the past and may incur operating losses in the future. Spending may increase in the future for further technology and product development and other technology and database costs.

Our independent auditors issued their Independent Auditors’ Report on our consolidated financial statements for the fiscal year ended December 31, 2006 and 2005, respectively, with an explanatory paragraph regarding our ability to continue as a going concern. We have generated net losses for the years ended December 31, 2006 and 2005 and have an accumulated deficit of $108 million as of December 31, 2006. We have incurred operating losses and negative cash flow in the past and expect to incur operating losses and negative cash flow in the future. We continue to pursue sales efforts with (a) new retailers to create new communities, (b) small to medium size suppliers for the use of the supply chain software and (c) suppliers that will become subscribers to our advanced commerce services within existing and new hub communities.

We may need additional capital in order for us to execute our current business plan successfully. The amount of additional capital needed will be dependent upon (a) our services achieving market penetration, (b) the timing of additional customer signings, (c) the ability to maintain current decreased levels of spending, and/or (d) the amount, if any, of unanticipated expenditures. There can be no assurance as to whether, when or the terms upon which any such capital may be obtained. Any failure to obtain an adequate and timely amount of additional capital on commercially reasonable terms will have a material adverse effect on our business, financial condition and results of operations, including our ability to continue as a going concern. Refer to Note 10 for a summary of all commitments and contingencies for the next five years.

3.	Goodwill and Other Intangible Assets

Goodwill and other Intangible Assets represent the excess of costs over the fair value of the acquired assets of a business. Goodwill is not amortized, but instead tested for impairment at least annually in accordance with the provisions of FASB Statement No. 142, Goodwill and Other Intangible Assets. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. The occurrence of certain events may be indicators that goodwill is impaired and therefore require us to test for impairment other than annually.

Determining fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual results may differ from those estimates. Our goodwill impairment analysis, which was performed as of December 31, 2006, did not result in an impairment charge. We based our determination on a valuation completed by an outside consulting firm using estimates and assumptions provided by management.

As of December 31, 2006 and 2005, the remaining Goodwill balance was $17,257,483 and $17,380,456, respectively. The decrease in 2006 resulted from the reversal of certain accruals for third-party royalties and placement agent fees included in the original goodwill calculation.

The gross carrying amount and accumulated amortization of the Company’s other intangible assets as of December 31, 2006 and 2005 are as follows:

	December 31, 2006		December 31, 2005
	Gross Carrying Amount	Accumulated amortization	Gross Carrying Amount	Accumulated amortization
Amortized Intangible Assets
Software and customer contract rights	$2,200,000	$740,000	$2,200,000	$370,000
Trademark valuation	300,000	60,000	300,000	30,000
Domain Name	62,500	62,500	62,500	18,750

Total	$2,562,500	$862,500	$2,562,500	$418,750

Amortization expense recorded on intangible assets for the years ended December 31, 2006 and 2005 was $443,750 and $400,000 respectively. The estimated amortization expense for the Company’s other intangible assets for the five succeeding fiscal years is as follows:

December 31,
2007	$400,000
2008	400,000
2009	400,000
2010	100,000
2011	100,000

4.	Furniture, Equipment and Leasehold Improvements

Furniture, equipment and leasehold improvements at December 31, 2006 and 2005 consisted of the following:

	2006	2005
Furniture and fixtures	$181,119	$174,619
Computer equipment	2,948,440	2,983,101
Computer software	2,302,301	2,281,313
Leasehold improvements	68,514	68,514

	5,500,374	5,507,547
Less: accumulated depreciation	(5,317,063)	(5,283,128)

Furniture, equipment and leasehold improvements, net	$183,311	$224,419

Depreciation expense was approximately $65,800 and $117,500 for the years ended December 31, 2006 and 2005, respectively.

5.	Accrued Expenses

Accrued expenses at December 31, 2006 and 2005 consisted of the following:

	December 31,
	2006	2005
Accrued employee compensation	$189,993	$234,309
Accrued professional fees and contract labor	148,880	226,978
Accrued liability in connection with Remote Resourcing Agreement (1)	—	231,236
Accrued royalty payments	20,301	74,383
Accrued damages to stockholders	121,500	182,250
Accrued obligation to placement agent	—	100,000
Other accrued expenses	90,637	291,708

Total accounts payable and accrued liabilities	$571,311	$1,340,864

(1)	The accrued liability in connection with the Remote Resourcing Agreement at December 31, 2005 is $231,236, of which $210,000 was reversed as part of the Tak settlement in August 2006.

6.	Accounts Receivable and Financing Agreement

On May 25, 2006, we entered into the Financing Agreement with Sand Hill, which allows us to assign certain accounts receivable to Sand Hill and for Sand Hill to advance 80% of the underlying receivable for domestic receivables and 65% for foreign receivables, up to a $1,000,000 total advance to us in contemplation of the collection of those accounts receivable. The remaining balance (20% for domestic, 35% for foreign) less interest of approximately 1.9% per month plus other administration fees, is paid to us once the customer has paid. As of December 31, 2006, accounts receivable valued at $320,537 were assigned to Sand Hill. Sand Hill is entitled to full recourse against us for any uncollected accounts. Accordingly, the Financing Agreement is accounted for as a debt instrument collateralized by accounts receivable. We address the risk of loss associated with these repurchased receivables in our allowance for doubtful accounts. The Financing Agreement has an initial term of one year with automatic renewals on an annual basis, but either party may terminate it at any time upon notice to the other.

To secure prompt payment and performance of all fees, amounts and obligations we now or hereafter owe to Sand Hill, we granted Sand Hill a security interest in all of our property, now owned or hereafter acquired, including all assets and available credit facilities or the proceeds thereof (collectively the Collateral). The Collateral shall not include any equipment acquired in connection with financing provided by a lender other than Sand Hill, or any equipment which, as of May 25, 2006 was subject to a lien or purchase money security interest in favor of a lender other than Sand Hill.

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

Upon the approval of the Settlement Agreement we issued on August 25, 2006 a three-year promissory note in favor of Tak in the principal amount of $2,558,348 (Note). The Note bears interest at the prime rate plus 2% (10.25% at

December 31, 2006) which is payable at a rate of $30,000 per month including interest, with the remaining amounts of principal and interest, equal to approximately $2,207,000 due September 2009. In addition, in the event that we close any equity or equity based financing with gross proceeds totaling at least $1,000,000, we are required to prepay a portion of the Note equal to 15% of the proceeds from such financing, up to $500,000 in the aggregate. The Note is secured by all of our assets, subordinated only to the rights of Sand Hill, or any such replacement financing providing working capital to us in an aggregate principal amount not to exceed $1,000,000.

As part of the Settlement Agreement, on August 25, 2006, we issued to Tak a warrant to purchase 1,000,000 shares of our common stock at an exercise price equal to $0.0825 per share. The warrant is fully exercisable and expired December 31, 2006. The warrant has a fair value, as computed under the Black-Scholes model, of $28,600, which was recorded as a discount to the note payable and is being amortized to interest expense over the term of the note. At December 31, 2006, the unamortized discount on the note payable is $25,422. During the year ended December 31, 2006, we recorded interest expense of $3,176, including interest related to the debt discount.

As of December 31, 2006, the outstanding principal balance on the Note is $2,500,166, of which the current portion due is $106,038 and the remaining balance is classified as long term debt in the amount of $2,394,128, which is net of the discount of $25,422.

The terms of the Settlement Agreement also provided for the termination of the Outsourcing Agreement with Tak; the cancellation of all of Tak’s equity securities in Prescient (10,231,612 shares of our common stock and warrants to purchase 1,534,091 shares of our common stock); and a mutual general release by Tak and us of all claims against each other. We recorded a loss on settlement of $1.2 million for the year ended December 31, 2006. This loss, resulting from the recognition of costs and fees, reversal of certain accruals and the effect of recapitalization related to this settlement, is summarized as follows:

Year ended December 31, 2006
Fair value of common stock cancelled	$777,603
Release of accrued expenses for Data Center usage and penalties	600,000
Balance due from Tak	(13,151)
Note Payable Issued	(2,558,348)

Loss on Tak Settlement	$(1,193,896)

The fair value of the common stock was determined based upon the average stock price a few days before and after the transaction date. Penalty expense represents previously accrued expenses due under a registration right agreement.

8.	Common Stock and Earnings per Share

A reconciliation of the numerator and the denominator used in the calculation of earnings (loss) per share is as follows:

	For the Years ended December 31,
	2006	2005
Basic and diluted:
Net loss applicable to common stockholder	$(4,252,451)	$(2,421,398)
Weighted average common shares outstanding	39,942,178	33,986,945

Net loss per common share	$(0.11)	$(0.07)

For the year ended December 31, 2006 we had outstanding (a) options to purchase 2,941,944 shares at a weighted average exercise price of $1.66 (b) 8,629,047 shares of common stock to be issued upon the conversion of Series E Preferred Stock at a conversion price of $1.92 per share (c) 10,905,909 shares of common stock to be issued upon the conversion of Series G Preferred Stock at a conversion price of $.44 per share, and (d) warrants to purchase 5,685,568 common shares at exercise prices in the following table.

For the year ended December 31, 2005 we had outstanding (a) options to purchase 2,958,411 shares at a weighted average exercise price of $2.02 (b) 8,283,885 million shares of common stock to be issued upon the conversion of Series E Preferred Stock at a conversion price of $2.00 per share (c) 10,905,909 shares of common stock to be issued upon the conversion of Series G Preferred Stock at a conversion price of $.44 per share, and (d) warrants to purchase 7,230,111 common shares at exercise prices in the following table.

These securities were outstanding but were not included in the computation of diluted earnings per share because the effect of these outstanding options, stock issuable upon conversion of Preferred Stock and warrants would be antidilutive.

Underlying Common Shares attributable to outstanding warrants at December 31, 2005	Granted	Exercised	Expired	Underlying Common Shares attributable to outstanding warrants at December 31, 2006	Exercise Price
10,459				10,459	$0.02
409,091				409,091	$0.48
1,534,091			(1,534,091)	—	$0.49
2,766,018				2,766,018	$0.94
2,500,000				2,500,000	$2.00
5,000			(5,000)	—	$3.00
2,500			(2,500)	—	$6.00
2,952			(2,952)	—	$203.20

7,230,111	—	—	(1,544,543)	5,685,568

All warrants are currently exercisable.

9.	Stock Option and Stock Purchase Plans

Stock Option and Grant Plans — We have one equity incentive plan, the 1999 Stock Option Plan/Stock Issuance Plan (1999 Plan), under which a total of 4,850,000 shares of common stock have been authorized for issuance as of January 1, 2006 over the ten-year term of the plan. This share reserve will automatically increase on the first trading day of each calendar year, beginning with the 2006 calendar year, by an amount equal to 1% of the shares of common stock outstanding on the last trading day of the immediately preceding calendar year, but in no event will such annual increase exceed 50,000 shares. Options may be granted under the 1999 Plan at an exercise price per share not less than the fair market value per share of common stock on the option grant date. Options are granted with a term of up to 10 years and generally become exercisable in installments over periods of up to three years. As of December 31,2006 there were 1,908,056 shares of common stock available to be issued under the Plan.

We adopted SFAS No. 123R effective January 1, 2006. Prior to January 1, 2006, we applied the intrinsic value method of accounting for all stock-based employee compensation in accordance with APB No. 25 and related interpretations. We elected to use the modified prospective transition method for adopting SFAS No. 123R. Under this method, the provisions of SFAS No. 123R apply to all awards granted or modified after the date of adoption and to that portion of awards not fully vested as of the date of adoption. Accordingly, prior periods have not been restated. In our consolidated statements of operations and comprehensive loss, for the year ended December 31, 2006, we recorded $300,297 of compensation cost for share-based payment arrangements. No stock options were exercised during year ended December 31, 2006.

The fair value of stock options is determined using the Black-Scholes valuation model, which is the same model we previously utilized for valuing stock options for footnote disclosures required under SFAS No. 123 as amended by SFAS No. 148. The fair value of each stock option award was determined as of the date of grant using the Black-Scholes option-pricing model with the following assumptions in each of the years ended December 31,:

	2006	2005
Expected volatility	105-110%	115%
Expected term (years)	6.0	6.0
Risk-free interest rate	4.7%-5.3%	4.45%
Expected dividend yield	0%	0%
Forfeiture rate	9%	0%
Resulting weighted average grant date fair value	$0.17	$0.18

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

As of December 31, 2006, there was approximately $42,000 of total unrecognized compensation cost, which includes the impact of expected forfeitures related to unvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.9 years.

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

Year ended December 31, 2005
Net loss applicable to common stockholders as reported	$(2,421,398)
Add: Stock-based employee compensation	—
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards	(106,221)

Net loss applicable to common stockholders - pro-forma	$(2,527,619)

Basic and diluted net loss per share - as reported	$(0.07)
Basic and diluted net loss per share - pro-forma	$(0.07)

A summary of the stock option activity and related information for the years ended December 31, 2006 and 2005 is as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate intrinsic value	Weighted average remaining contractual life (years)
Outstanding January 1, 2005	1,225,374	$10.16
Granted	2,097,168	0.21
Exercised	—	—
Expired	—	—
Forfeited	(364,131)	19.01

Outstanding December 31, 2005	2,958,411	$2.02	$—
Granted	680,000	0.20
Exercised	—	—
Expired	(270,023)	4.13
Forfeited	(426,444)	0.21

Outstanding December 31, 2006	2,941,944	$1.66	$—	7.60

Vested at December 31, 2006 and expected to vest	2,915,243	$1.68	$—	7.59

Exercisable at December 31, 2006	2,478,610	$1.94	$—	7.43

The following table summarizes information about stock options outstanding at December 31, 2006:

Range of Exercise Price	Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life	Exercisable	Weighted Average Exercise Price
$.10	50,000	$.10	9.58	0	$—
$.12	50,000	$.12	9.00	16,665	$0.12
$.19 to $.21	2,250,724	$0.21	8.15	1,870,725	$0.21
$.62	4,452	$0.62	1.00	4,452	$0.62
$1.00	257,844	$1.00	5.58	257,844	$1.00
$1.90 to $2.00	114,900	$2.00	6.91	114,900	$2.00
$2.30	51,250	$2.30	5.75	51,250	$2.30
$2.49	48,230	$2.49	4.11	48,230	$2.49
$5.00 to $5.40	42,950	$5.11	4.79	42,950	$5.11
$5.67	34,874	$5.67	1.90	34,874	$5.67
$11.80	2,400	$11.80	4.67	2,400	$11.80
$15.00	19,240	$15.00	1.83	19,240	$15.00
$19.40 to $20.80	1,230	$19.91	1.84	1,230	$19.91
$32.00	300	$32.00	4.50	300	$32.00
$58.76	1,700	$58.76	4.25	1,700	$58.76
$72.25 to $76.25	1,600	$74.75	2.94	1,600	$74.75
$120.00	1,000	$120.00	2.83	1,000	$120.00
$178.12	4,750	$178.12	3.75	4,750	$178.12
$201.20	400	$201.20	3.50	400	$201.20
$304.80	3,300	$304.38	3.00	3,300	$304.38
$805.00	800	$805.00	3.25	800	$805.00

At December 31, 2006	2,941,944	$1.66		2,478,610	$1.94

At December 31, 2005	2,958,411	$2.02		861,243	$6.42

Our 1999 Employee Stock Purchase Plan provides our eligible employees with the opportunity to purchase shares of our common stock through participation in a payroll deduction based employee stock purchase plan designed to operate in compliance with Section 423 of the Internal Revenue Code. The purchase price for shares of our common stock under the plan will be 85 percent of the per share fair market value on either the granting date or the exercise date, whichever market value is lower. The number of shares of common stock authorized and reserved for issuance under the Plan is 40,000 shares. The stock purchase plan has been suspended, and no shares were issued during 2005 or 2006 and 36,453 shares remain eligible to be purchased under the plan as of December 31, 2006.

10.	Convertible Preferred Stock

Series E

As of December 31, 2006 and December 31, 2005 there were a total of 1,657 shares of Series E preferred stock outstanding. The Series E preferred stock was convertible into shares of our common stock at an initial conversion price of $2.00 per share, and in July 2006 the Series E preferred shares began accumulating dividends at a rate of 4% per annum calculated from the date of issuance, which increases to 8% per annum July 2007. Earned but undeclared dividends were $1,325,420 for the year ended December 31, 2006. Since these dividends have not yet been declared, they are not recognized as a liability, but are reflected in loss applicable to common stockholders. The dividends will be recognized as a liability when declared by the board of directors. At our option, the dividends can be paid in cash or in shares of common stock. In connection with dilutive issuances of stock options and warrants, the conversion price for the Series E preferred stock was subsequently reduced to $1.98 per share in March 2006 and further reduced to $1.92 per share in September 2006. As a result, we recognized a deemed dividend to the Series E preferred stockholders in the amount of $359,477 for the year ended December 31, 2006. The liquidation preference for the Series E preferred stock is $10,000 per share plus accumulated dividends.

Series G

On May 4, 2005, concurrent with the conversion of our previously outstanding Series F preferred stock into our common stock, we issued 239.9419 shares of Series G preferred stock. The Series G preferred stock earns no dividends and can be converted to common stock at an exchange rate of $0.44. The liquidation preference for the Series G preferred stock is $10,000 per share.

We also issued an additional 3,357,745 shares of common stock and 239.93 shares of our Series G preferred stock in December 2005 in connection with our failure to obtain additional equity financing as required in connection with a financing in May 2005. As of December 31, 2006 and December 31, 2005, we had 479.9 shares of Series G preferred stock outstanding.

These stockholders received a penalty payment of $40,500 in the third quarter of 2005 because we failed to timely register the underlying shares of stock. Under EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, we have estimated the fair value of the remaining liability of such rights are $121,500 and $182,000 as of December 31, 2006 and December 31, 2005, respectively. As part of the Tak Settlement in August 2006, we eliminated a portion of such accruals (see Note 7), of which $135,000 was recorded in fiscal 2005 and $45,000 was recorded in fiscal 2006 as penalty expense.

11.	Income Taxes

The reconciliation between income taxes at the U.S. federal statutory rate and the amount recorded in the accompanying consolidated financial statements is as follows:

	Year ended December 31,
	2006	2005
Tax at U.S. federal statutory rate	$(847,723)	$(793,440)
Benefit of net operating loss carryforwards not recognized	715,545	963,269
Change in domestic valuation allowance for current year temporary differences	121,202	(246,609)
Effect of net change in foreign valuation allowance and difference between U.S. and foreign rates	(9,268)	9,470
State income taxes, net of federal benefit	(152,295)	(86,625)
Other	172,539	153,935

Provision for income taxes	$—	$—

The components of the Company’s deferred tax assets (liabilities) at December 31, 2006 and 2005 are as follows:

	December 31,
	2006	2005
Deferred tax assets and liabilities:
Loss carryforwards	$34,975,044	$34,591,522
Allowance for doubtful accounts	54,000	67,177
Compensated Absences	35,357	50,012
Deferred rent	3,457	—
Deferred service fees	567,989	426,000
Property and equipment	(52,191)	166,018
Tax credit carryforwards	4,139	5,539

	35,587,795	35,306,268
Less: Valuation allowance	(35,587,795)	(35,306,268)

	$—	$—

As of December 31, 2006, the Company had generated Federal tax net operating loss (NOL) carryforwards of approximately $102.7 million and state tax net operating loss carryforwards of $0.6 million, both of which expire from 2012 to 2026. Our ability to utilize the NOL carryforwards to reduce future taxable income may be limited under Internal Revenue Code Section 382 as a result of our change in ownership as a result of our acquisition of Prescient Systems.

SFAS 109. “Accounting for Income Taxes”, requires the recording of a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax asset depends on our ability to generate sufficient taxable income in the future. We have recognized a full valuation allowance for the amount of net deferred tax asset at December 31, 2006 and 2005 since there is uncertainty of realization. The valuation allowance increased $0.3 million and decreased $0.4 million during 2006 and 2005, respectively.

In May, 2006, the state of Texas enacted House Bill 3, which replaces the state’s current franchise tax with a “margin tax.” This legislation significantly affects the tax system for most corporate taxpayers. The margin tax, which is based on revenues less certain allowed deductions, will be accounted for as an income tax, following the provisions of SFAS No. 109. The Company has reviewed the provisions of this legislation and has adjusted the impact to deferred taxes above based upon certain limitations of net operating loss carryforwards related to Texas.

The tax deduction for stock-based compensation for prior periods exceeds the cumulative expense for those options and warrants recognized for financial statement purposes by approximately $12.2 million. This excess deduction is a component of the net operating loss carryforwards for which a deferred tax asset and corresponding valuation allowance of approximately $4.9 million have been recorded at December 31, 2006. When the loss carryforwards are subsequently utilized, this portion of the benefit will be credited directly to additional paid-in capital.

12.	Related Parties

We engaged Acquisition Management Services, or AMS, in October 2003 to perform temporary financial management duties to assist in reviewing potential strategic opportunities and to perform due diligence as well as transaction advisory services. For the year ended December 31, 2006 and 2005, we incurred $0 and $210,397, respectively, in fees for the services rendered by AMS. Accounts payable and accrued expenses due to AMS for the periods ended December 31, 2006 and 2005 were $0 and $12,261, respectively. AMS is wholly owned by Mr. DiPiano, one of our directors.

On July 31, 2006, we entered into the Settlement Agreement with Tak Investments, LLC. The Settlement Agreement was approved by the holders of two-thirds of our Series E Convertible Preferred Stock on August 10, 2006 and the transaction closed on August 25, 2006. The Settlement Agreement resolved a dispute arising from the May 4, 2005 Common Stock and Warrant Purchase Agreement and a concurrently executed Outsourcing Agreement. (See further details of the Settlement Agreement in Note 7.)

On August 4, 2006, we entered into a services agreement with Fastech Integrated Solutions, LLC (Fastech) for hardware relocation/migration services and on demand hosting services. The services agreement shall remain in effect for a period of 36 months and shall renew each term for a consecutive 36 month period until terminated by one party 120 days prior to the expiration of the then current term. Jane F. Hoffer, our President, Chief Executive Officer, as well as a member of our Board of Directors, is also a director of Fastech. Michael A. DiPiano is a member of our Board of Directors and a General Partner of NewSpring Ventures, which is one of our significant stockholders. Mr. DiPiano is also an affiliate of a significant debt holder of Fastech, NewSpring Capital. During 2006 we recorded expense of $164,000 under the services agreement, of which approximately $40,000 is included in accounts payable at December 31,2006.

Future minimum payments under the services agreement at December 31, 2006 are as follows:

Service Agreement
2007	$437,000
2008	437,000
2009	291,000
2010	—
2011	—
Thereafter	—

Future minimum lease payments	$1,165,000

13.	Commitments and Contingencies

We lease our office and storage space under operating leases. The terms range from month-to-month up to five years. We also lease office equipment under various non-cancelable lease agreements. Total facility rental expense in 2006 and 2005 were $395,000 and 484,000, respectively.

Future minimum lease payments under non-cancelable operating leases at December 31, 2006 are as follows:

Operating Leases
2007	$354,000
2008	330,000
2009	235,000
2010	138,000
2011	68,000
Thereafter	—

Future minimum lease payments	$1,125,000

14.	Retirement Plan

We have a profit sharing plan (Retirement Plan) for certain eligible employees who have attained the age of 18 and completed one year of service. Under the Retirement Plan, employer contributions are made at management’s discretion. Participants may contribute up to 6% of earnings as eligible contributions and up to 15% of earnings in total for any Retirement Plan year. There can be a discretionary matching percentage of up to 100% of each participant’s total eligible contributions for a year. We made no contributions in 2005 or 2006.

16.	Selected Quarterly Data (unaudited)

Selected unaudited quarterly data are as follows:

	2006
	March 31,	June 30,	September 30,	December 31,
Revenues	$2,412,541	$2,379,233	$1,986,331	$2,466,120
Income/(loss) from operations	(606,039)	(405,266)	(298,111)	176,077
Net income/(loss)	(608,065)	(451,177)	(1,529,391)	95,329
Net income/(loss) applicable to common stockholder	(691,740)	(451,177)	(2,997,324)	(112,210)
Net income/(loss) applicable to common stockholder per share	$(0.02)	$(0.01)	$(0.08)	$0.00

	2005
	March 31,	June 30,	September 30,	December 31,
Revenues	$2,291,198	$2,471,594	$2,348,870	$2,278,677
Loss from Operations	(652,460)	(246,687)	(389,417)	(914,207)
Net loss	(651,071)	(244,008)	(388,493)	(1,050,076)
Net loss applicable to common stock	(651,071)	(244,008)	(428,993)	(1,097,326)
Net loss applicable to common stock per share	$(0.02)	$(0.01)	$(0.01)	$(0.03)