Form 10QSB
period 2007-03-31
Prescient Applied Intelligence, Inc.
filed 2007-05-14
CIK 1017137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

As of May 14, 2007, the issuer had 33,326,670 outstanding shares of Common Stock.

Transitional Small Business Disclosure Format (Check One):    Yes  ☐    No  ☒

PART 1 — FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Prescient Applied Intelligence, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2007 and December 31, 2006

	March 31, 2007	December 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,184,312	$1,016,568
Accounts receivable—net of allowance for doubtful accounts of $124,000 at March 31, 2007 and $135,000 at December 31, 2006	1,518,972	1,437,218
Prepaid and other current assets	140,896	108,624

Total current assets	2,844,180	2,562,410
Furniture, equipment and leasehold improvements, net	177,490	183,311
Intangible assets, net	1,600,000	1,700,000
Goodwill	17,257,483	17,257,483
Other assets	50,342	50,342

Total Assets	$21,929,495	$21,753,546

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowings under accounts receivable financing arrangement	$—	$260,117
Current portion note payable	108,067	106,038
Accounts payable	213,022	118,314
Accrued expenses	655,137	571,311
Deferred revenues	1,426,083	1,419,972

Total current liabilities	2,402,309	2,475,752
Deferred maintenance—long-term portion	8,900	30,412
Long term portion note payable, net of discount of $23,039 at March 31, 2007 and $25,422 at December 31, 2006	2,368,118	2,394,128

	2,377,018	2,424,540

Stockholders’ equity:
Series E Preferred Stock, $.001 par value; 1,660 shares authorized; 1,657 shares issued and outstanding at March 31, 2007 and December 31, 2006 (liquidation value $18,056,575 and $17,893,167 at March 31, 2007 and December 31, 2006, respectively)	16,567,747	16,567,747
Series G Preferred Stock, $.001 par value; 480 shares authorized; 479.9 shares issued and outstanding at March 31, 2007 and December 31, 2006 (liquidation value $4,798,838 at March 31, 2007 and December 31, 2006)	4,798,838	4,798,838
Common stock, $.001 par value; 400,000,000 shares authorized; 33,326,670 shares issued and outstanding at March 31, 2007 and December 31, 2006	33,326	33,326
Additional paid-in-capital	103,761,805	103,348,018
Accumulated deficit	(108,011,548)	(107,886,943)
Cumulative translation adjustment	—	(7,732)

Total stockholders’ equity	17,150,168	16,853,254

Total liabilities and stockholders’ equity	$21,929,495	$21,753,546

The accompanying notes are an integral part of these condensed consolidated financial statements.

Prescient Applied Intelligence, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

For the Three months ended March 31, 2007 and 2006

(unaudited)

	Three months ended March 31,
	2007	2006
Revenue:
Subscription services	$1,570,160	$1,429,023
Licenses	130,936	220,000
Maintenance	396,542	415,479
Professional services	346,737	348,039

Total revenue	2,444,375	2,412,541

Operating expenses:
Customer operations and support	695,883	1,137,778
Development	322,223	354,633
Selling and marketing	480,945	585,209
General and administrative	540,794	822,039
Depreciation and amortization	116,783	118,921

Total operating expenses	2,156,628	3,018,580

Income/(Loss) from operations	287,747	(606,039)

Other income (expense):
Interest expense	(69,630)	(2,026)

Total other expense	(69,630)	(2,026)

Net Income/(Loss)	218,117	(608,065)
Deemed Dividend on Series E Preferred Stock	(342,722)	(83,675)
Undeclared Dividend on Series E Preferred Stock	(163,408)	—

Net loss applicable to common stockholders	$(288,013)	$(691,740)

Net loss applicable per common share - basic and diluted	$(0.01)	$(0.02)

Weighted average common shares outstanding -basic and diluted	33,326,670	43,558,282

Comprehensive Income/(Loss):
Net Income/(Loss)	$218,117	$(608,065)
Foreign currency translation adjustment	—	(1,238)

Comprehensive Income/(Loss)	$218,117	$(609,303)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Prescient Applied Intelligence, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three months ended March 31, 2007

(unaudited)

	Preferred Stock		Common Stock		Additional paid-in capital	Accumulated deficit	Cumulative translation adjustment	Total
	Shares	Amount	Shares	Amount
Balance, January 1, 2007	2,137	$21,366,585	33,326,670	$33,326	$103,348,018	$(107,886,943)	$(7,732)	$16,853,254

Deemed dividend on Series E Preferred Stock					342,722	(342,722)		—
Non-cash compensation expense pursuant to SFAS 123R					71,065			71,065
Foreign currency translation adjustment							7,732	7,732
Net Income						218,117		218,117

Balance, March 31, 2007	2,137	$21,366,585	33,326,670	$33,326	$103,761,805	$(108,011,548)	$—	$17,150,168

The accompanying notes are an integral part of these condensed consolidated financial statements

Prescient Applied Intelligence, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three months ended March 31, 2007 and 2006

(unaudited)

	Three months ended March 31,
	2007	2006
Cash flows from operating activities:
Net income/(loss)	$218,117	$(608,065)
Adjustments to reconcile net loss to net cash provided (used) in operating activities:
Provision for doubtful accounts	17,990	—
Depreciation and amortization	116,782	118,919
Non-cash stock compensation expense	71,065	146,167
Increase (decrease) in cash for changes in:
Accounts receivable	(99,744)	(23,043)
Prepaid expenses and other assets	(32,272)	(12,962)
Accounts payable and accrued expenses	178,534	193,535
Deferred revenue	(15,401)	(26,422)

Net cash provided/(used) in operating activities	455,071	(211,871)

Cash flows from investing activities:
Capital expenditures	(10,961)	(10,219)

Net cash used in investing activities	(10,961)	(10,219)

Cash flows from financing activities:
Payments for accounts receivable financing agreement, net	(260,117)	—
Payment of note payable-Tak	(23,981)	—

Net cash used in financing activities	(284,098)	—

Net increase/(decrease) in cash and cash equivalents	160,012	(222,090)
Effect of foreign currency translation on cash balances	7,732	(1,238)
Cash and cash equivalents, beginning of period	1,016,568	716,345

Cash and cash equivalents, end of period	$1,184,312	$493,017

Supplemental schedule of non-cash transactions:
Deemed dividend on Series E Preferred Stock	$342,722	$83,675

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

2. Liquidity and Going Concern

Our principal potential sources of liquidity are cash on hand, cash generated from current revenue and cash provided from financing activities. As of March 31, 2007, we had cash and cash equivalents of $1,184,000. Our existing cash and cash equivalents, expected cash flow from operations, and available borrowings under current financing agreements may be insufficient to meet our operating and capital requirements through 2007. As a result, we may need additional financing in the near future. There are no assurances that funding will be available when we need it on terms that we find favorable, if at all.

On May 25, 2006, we entered into a Financing Agreement with Sand Hill Finance LLC, (Sand Hill), which provides for us to assign certain accounts receivable to Sand Hill and for Sand Hill to advance up to $1,000,000 to us in contemplation of the collection of those accounts receivable (the Financing Agreement). As of March 31, 2007, we did not have any borrowings under this agreement. Sand Hill is entitled to full recourse against us for any uncollected accounts. Accordingly, the Financing Agreement is accounted for as a debt instrument collateralized by accounts receivable. The Financing Agreement has an initial term of one year with automatic renewals on an annual basis, but it may be terminated by either party at any time upon notice to the other.

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

On July 31, 2006, we entered into a Settlement Agreement with Tak Investments, LLC (Tak), a former affiliate and supplier of ours. The Settlement Agreement was approved by the holders of two-thirds of our Series E Convertible Preferred Stock on August 10, 2006 and the transaction closed on August 25, 2006. The Settlement Agreement resolved a dispute arising from a May 4, 2005 Common Stock and Warrant Purchase Agreement and a concurrently executed Outsourcing Agreement.

Upon the approval of the Settlement Agreement, we issued on August 25, 2006 a three-year promissory note in favor of Tak in the principal amount of $2,558,348 (the Tak Note). The Tak Note bears interest at the prime rate plus 2% (10.25% at March 31, 2007) which is payable at a rate of $30,000 per month including interest, with the remaining amounts of principal and interest, equal to approximately $2,207,000 due September 2009. In addition, in the event that we close any equity or equity based financing with gross proceeds totaling at least $1,000,000, we are required to prepay a portion of the Tak Note equal to 15% of the proceeds from such financing, up to $500,000 in the aggregate. The Tak Note is secured by all of our assets, subordinated only to the rights of Sand Hill, or any such replacement financing providing working capital to us in an aggregate principal amount not to exceed $1,000,000. (See further details in Note 6).

Our independent auditors issued their Independent Auditors’ Report on our consolidated financial statements for the fiscal year ended December 31, 2006 with an explanatory paragraph regarding our ability to continue as a going concern. We have generated net losses in the past and have an accumulated deficit of $108 million as of March 31, 2007.

Although we achieved operating income in the quarter ended March 31, 2007, we may incur operating losses and negative cash flow in the future. We continue to pursue sales efforts with:

•	new retailers to create new communities;

•	small to medium size suppliers for the use of the supply chain software; and

•	suppliers that will become subscribers to our advanced commerce services within existing and new hub communities.

We may need additional capital in order for us to execute our current business plan successfully. The amount of additional capital needed will be dependent upon:

•	our services achieving market penetration;

•	the timing of additional customer signings;

•	the ability to maintain current decreased levels of spending, and/or

•	the amount, if any, of unanticipated expenditures.

There can be no assurance as to whether, when or the terms upon which any such capital may be obtained. Any failure to obtain an adequate and timely amount of additional capital on commercially reasonable terms will have a material adverse effect on our business, financial condition and results of operations, including our ability to continue as a going concern.

3. Basis of Presentation

The condensed consolidated financial statements include Prescient Applied Intelligence, Inc. and our wholly owned subsidiaries which consist of Prescient Systems Limited (a U.K. company), Prescient Systems, Inc. (a Delaware corporation), and viaLink Operations, Inc. (a Pennsylvania corporation). Intercompany transactions and balances have been eliminated. Effective December 31, 2006, we closed our U.K. subsidiary office and transferred all operations to the U.S. corporate office at that time. There were no significant closing costs incurred as part of this transfer.

Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2007. Certain reclassifications have been made to prior period financial statements in order to conform to the current presentation.

4. Accrued Liabilities

Accrued expenses at March 31, 2007 and December 31, 2006 consisted of the following:

	March 31, 2007	December 31, 2006
Accrued employee compensation	$351,580	$227,495
Accrued professional fees and contract labor	123,236	148,880
Accrued royalty payments	3,713	20,301
Accrued damages to stockholders	121,500	121,500
Other accrued expenses	55,108	53,135

Total accrued expenses	$655,137	$571,311

5. Account Receivable and Financing Agreement

On May 25, 2006, we entered into the Financing Agreement with Sand Hill, which allows us to assign certain accounts receivable to Sand Hill and for Sand Hill to advance 80% of the underlying receivable for domestic receivables and 65% for foreign receivables, up to a $1,000,000 total advance to us in contemplation of the collection of those accounts receivable. The remaining balance (20% for domestic, 35% for foreign) less interest of approximately 1.9% per month plus other administration fees, is paid to us once the customer has paid. As of December 31, 2006, accounts receivable valued at $320,537, were assigned to Sand Hill. There were no accounts receivable assigned at March 31, 2007. We assess the risk of loss associated with these repurchased receivables in our allowance for doubtful accounts.

Sand Hill is entitled to full recourse against us for any uncollected accounts. Accordingly, the Financing Agreement is accounted for as a debt instrument collateralized by accounts receivable. Amounts owed to Sand Hill under the Financing Agreement totaled $260,117 at December 31, 2006. We had no borrowings under this agreement as of March 31, 2007 and during the three months ended March 31, 2007, we recorded interest expense of $2,677.

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

6. Note Payable

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

Upon the approval of the Settlement Agreement we issued on August 25, 2006 the Tak Note. The Tak Note bears interest at the prime rate plus 2% (10.25% at March 31, 2007) which is payable at a rate of $30,000 per month including interest, with the remaining amounts of principal and interest, equal to approximately $2,207,000 due September 2009. In addition, in the event that we close any equity or equity based financing with gross proceeds totaling at least $1,000,000, we are required to prepay a portion of the Tak Note equal to 15% of the proceeds from such financing, up to $500,000 in the aggregate. The Tak Note is secured by all of our assets, subordinated only to the rights of Sand Hill, or any such replacement financing providing working capital to us in an aggregate principal amount not to exceed $1,000,000.

As part of the Settlement Agreement, we also issued to Tak a warrant to purchase 1,000,000 shares of our common stock at an exercise price equal to $0.0825 per share. The warrant expired December 31, 2006. The warrant has a fair value, as computed under the Black-Scholes model, of $28,600, which was recorded as a discount to the note payable and is being amortized to interest expense over the term of the note. As of March 31, 2007 and December 31, 2006, the unamortized discount on the note payable is $23,039 and $25,422, respectively. During the three months ended March 31, 2007, we recorded interest expense of $66,019 including interest related to the debt discount.

As of March 31, 2007, the outstanding principal balance on the Tak Note is $2,476,185, of which the current portion due is $108,067 and the remaining balance is classified as long term debt in the amount of $2,368,118, net of the $23,039 discount. As of December 31, 2006, the outstanding principal balance on the Tak Note is $2,500,166, of which the current portion due is $106,038 and the remaining balance is classified as long term debt in the amount of $2,394,128, net of the $25,422 discount .

7. Common Stock and Earnings per Share (EPS)

A reconciliation of the numerator and the denominator used in the calculation of earnings (loss) per share is as follows:

	Three months ended March 31,
	2007	2006
Basic and diluted:
Net loss applicable to common stockholder	$(288,013)	$(691,740)
Weighted average common shares outstanding	33,326,670	43,558,282

Net loss per common share	$(0.01)	$(0.02)

For the three months ended March 31, 2007 we had outstanding:

•	options to purchase 4,184,570 shares of common stock at a weighted average exercise price of $1.19;

•	8,986,073 shares of common stock to be issued upon the conversion of Series E Preferred Stock at a conversion price of $1.84 per share;

•	10,905,909 shares of common stock to be issued upon the conversion of Series G Preferred Stock at a conversion price of $.44 per share; and

•	warrants to purchase 5,685,568 shares of common stock at exercise prices in the following table.

For the three months ended March 31, 2006, we had outstanding:

•	options to purchase 3,468,795 shares of common stock at a weighted average exercise price of $1.75;

•	8,390,869 million shares of common stock to be issued upon the conversion of Series E Preferred Stock at a conversion price of $1.98 per share;

•	10,905,909 shares of common stock to be issued upon the conversion of Series G Preferred Stock at a conversion price of $.44 per share; and

•	warrants to purchase 7,230,111 shares of common stock.

These securities were outstanding but were not included in the computation of diluted earnings per share because the effect of these outstanding options, stock issuable upon conversion of Preferred Stock and warrants would be antidilutive.

Below is a summary of the warrant activity for the current period:

Underlying Common Shares attributable to outstanding warrants at December 31, 2006	Granted	Exercised	Expired/ Cancelled	Underlying Common Shares attributable to outstanding warrants at March 31, 2007	Exercise Price
10,459				10,459	$0.02
409,091			—	409,091	$0.48
2,766,018				2,766,018	$0.91
2,500,000				2,500,000	$2.00

5,685,568	—	—	—	5,685,568

All warrants are currently exercisable.

8. Stock-Based Compensation

Stock Option and Grant Plans — We have one equity incentive plan, the 1999 Stock Option Plan/Stock Issuance Plan (1999 Plan), under which a total of 4,900,000 shares of common stock have been authorized for issuance as of January 1, 2007 over the ten-year term of the plan. This share reserve will automatically increase on the first trading day of each calendar year, beginning with the 2006 calendar year, by an amount equal to 1% of the shares of common stock outstanding on the last trading day of the immediately preceding calendar year, but in no event will such annual increase exceed 50,000 shares. Options may be granted under the 1999 Plan at an exercise price per share not less than the fair market value per share of common stock on the option grant date. Options are granted with a term of up to 10 years and generally become exercisable in installments over periods of up to three years. As of March 31, 2007 there were 715,430 shares of common stock available to be issued under the Plan.

We adopted SFAS No. 123R effective January 1, 2006. In our condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2007 and 2006, we recorded $71,000 and $146,000 of compensation cost for share-based payment arrangements. No stock options were exercised during the three months ended March 31, 2007 and 2006.

The fair value of stock options is determined using the Black-Scholes valuation model, which is the same model we previously utilized for valuing stock options for footnote disclosures required under SFAS No. 123 as amended by SFAS No. 148. The fair value of each stock option award was determined as of the date of grant using the Black-Scholes option-pricing model with the following assumptions in each of the three months ended March 31,:

	2007	2006
Expected volatility	108%	110%
Expected term (years)	6.0	6.0
Risk-free interest rate	4.48%	5.2% -5.3%

Expected dividend yield	0%	0%
Forfeiture rate	0%-9%	0%-9%

Expected volatility is based solely on historical volatility of our common stock over the period commensurate with the expected term of the stock options. We rely solely on historical volatility because our traded options do not have sufficient trading activity to allow us to incorporate the mean historical implied volatility from traded options into our estimate of future volatility. The expected term calculation for stock options is based on the “simplified” method described in Staff Accounting Bulletin No. 107, Share-Based Payment. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for an instrument with a maturity that is commensurate with the expected term of the stock options. The dividend yield of zero is based on the fact that we have never paid cash dividends on our common stock, and we have no present intention to pay cash dividends. The forfeiture rate is estimated at 9% for most options, with options granted to management and directors estimated at a 0% forfeiture rate.

As of March 31, 2007, there was approximately $76,000 of total unrecognized compensation cost, which includes the impact of expected forfeitures related to unvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.9 years.

A summary of the stock option activity and related information for the three months ended March 31, 2007 is as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate intrinsic value	Weighted average remaining contractual life (years)
Outstanding December 31, 2006	2,941,944	$1.66	$—
Granted	1,388,890	0.09
Exercised	—	—
Expired	(146,264)	0.31
Forfeited	—	—

Outstanding March 31,2007	4,184,570	$1.19	$13,889	7.91

Vested at March 31,2007 and expected to vest	4,161,019	$1.19	$13,889	7.87

Exercisable at March 31, 2007	2,467,356	$1.94	$—	7.13

9. Convertible Preferred Stock

Series E

As of March 31, 2007 and December 31, 2006 there were a total of 1,657 shares of Series E preferred stock outstanding. The Series E preferred stock was convertible into shares of our common stock at an initial conversion price of $2.00 per share, and in July 2006 the Series E preferred shares began accumulating dividends at a rate of 4% per annum calculated from the date of issuance, which increases to 8% per annum July 2007. Earned but undeclared dividends were $163,408 for the three months ended March 31, 2007. Since these dividends have not yet been declared, they are not recognized as a liability, but are reflected in loss applicable to common stockholders. The dividends will be recognized as a liability when declared by the board of directors. At our option, the dividends can be paid in cash or in shares of common stock. In connection with dilutive issuances of stock options and warrants, the conversion price for the Series E preferred stock was subsequently reduced to $1.98 per share in March 2006 and further reduced to $1.92 per share in September 2006 and $1.84 per share in March 2007. As a result, we recognized a deemed dividend to the Series E preferred stockholders in the amount of $342,722 and $83,675 for the three months ended March 31, 2007 and 2006, respectively. The liquidation preference for the Series E preferred stock is $10,000 per share plus accumulated dividends.

Series G

As of March 31, 2007 and December 31, 2006, we had 479.9 shares of Series G preferred stock outstanding. The Series G preferred stock earns no dividends and can be converted to common stock at an exchange rate of $0.44. The liquidation preference for the Series G preferred stock is $10,000 per share.

We are contractually obligated to register with the Securities and Exchange Commission (SEC) certain shares of our common stock, including shares underlying outstanding warrants and preferred stock. Under such contractual arrangements, we are required to pay penalties if we do not meet certain timelines in such required registration. We have not met these timelines for these stockholders and are, therefore, accruing monthly cash penalty payments. Under EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, we have estimated that the fair value of the liability of such rights is $121,500 as of March 31, 2007 and December 31, 2006.

10. Income Taxes

FASB Statement No. 109, “Accounting for Income Taxes” (SFAS 109), requires the recording of a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax asset depends on our ability to generate sufficient taxable income in the future. We have recognized a full valuation allowance for the amount of net deferred tax assets at March 31, 2007 and December 31, 2006 since there is uncertainty of realization.

On January 1, 2007, we adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109” (FIN 48). FIN 48 provides recognition criteria and a related measurement model for uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. Tax positions that meet the more likely than not threshold are then measured using a probability weighted approach recognizing the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement.

As a result of our continuing tax losses, we have historically not paid income taxes and have recorded a full valuation allowance against our net deferred tax assets. Therefore, we have not recorded a liability for unrecognized tax benefits prior to adoption of FIN 48 and there was no adjustment from the implementation. There continues to be no liability related to unrecognized tax benefits at March 31, 2007.

11. Related Parties

On August 4, 2006, we entered into a services agreement with Fastech Integrated Solutions, LLC (Fastech) for hardware relocation/migration services and on demand hosting services. The services agreement shall remain in effect for a period of 36 months and shall renew each term for a consecutive 36 month period until terminated by one party 120 days prior to the expiration of the then current term. Jane F. Hoffer, our President, Chief Executive Officer, and a member of our Board of Directors, is also a director of Fastech. Michael A. DiPiano is a member of our Board of Directors and a General Partner of NewSpring Ventures, which is one of our significant stockholders. Mr. DiPiano is also an affiliate of a significant debt holder of Fastech, NewSpring Capital. During the three months ended March 31, 2007, we recorded data center expense of $119,000 under the services agreement, of which approximately $40,000 is included in accounts payable at March 31, 2007.

On May 8, 2007, we entered into a letter of intent (LOI) with Fastech for the purchase by us of all of the assets of Fastech. (See further details in Note 12)

12. Subsequent Events

On May 8, 2007, we entered into a letter of intent (LOI) with Fastech for the purchase by us of all of the assets of Fastech (the Asset Purchase). Under the terms of the LOI, we will issue to Fastech shares of common stock equal to 35% of the currently issued and outstanding common stock, and 35% of a newly issued series of preferred stock (New Preferred). In connection with the issuance of the New Preferred, our currently issued and outstanding shares of preferred stock are proposed to be restructured into the New Preferred. As a result, Fastech will own approximately 35% of our equity securities, on a fully diluted basis. The transaction is subject to, among other things, the receipt of a fairness opinion regarding the terms and conditions set forth in the LOI, and customary closing conditions.

The LOI requires the payment to Fastech of a nonrefundable cash fee of $200,000 in the event we fail to proceed in good faith and with due diligence to negotiate a definitive asset purchase agreement upon substantially the terms and conditions set forth in the LOI.

ITEM 2.	Management’s Discussion and Analysis or Plan of Operation

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

You should read this section in combination with the section entitled Management’s Discussion and Analysis or Plan of Operation for the year ended December 31, 2006, included in our Annual Report on Form 10-KSB for the year ended December 31, 2006. You should also read this section in conjunction with our condensed consolidated financial statements and related notes including in this report. In addition to historical information, this discussion and analysis contains forward-looking statements based on current expectations that involve risks, uncertainties and assumptions. Our actual results and the timing of events may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the “Additional Factors That May Affect Future Results” section in this report on Form 10-QSB.

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

We market our products under the umbrella name of The Consumer ZOOM Demand Network™(CZDN), which operates on the premise that, in today’s highly competitive retail market, retailers and suppliers must focus on the needs of the consumer. The CZDN model puts the consumer at the center of the retail transaction, while providing retailers and suppliers with the ability to clearly see real-time demand and use that knowledge to drive supply chain efficiency.

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

Software Licenses. Revenue from software license fees is recognized upon contract execution, provided delivery has occurred, fees are fixed and determinable, and collection of the related receivable is deemed probable. Typically, our license fees are non-refundable. If a software license contains customer-specific acceptance criteria or a cancellation right, recognition of the software revenue is deferred until the earlier of customer acceptance and the expiration of the acceptance period or cancellation right.

Maintenance and Support. Maintenance revenue includes post-contract customer support and the rights to unspecified software upgrades and enhancements. Maintenance revenue, including those sold with an initial license fee, are deferred based on vendor-specific objective evidence, determined by the renewal rate of the annual maintenance contract and recognized ratably over the maintenance contract period, which is typically one year.

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

We believe that the following critical accounting policies affect our more significant estimates and judgments used in the preparation of our consolidated financial statements:

Revenue Recognition. We generate revenue from monthly subscriptions to our advance commerce and supply chain services. Additionally, we generate revenue from the sale of licenses of our supply chain planning software along with related maintenance revenue. We also provide professional services to our customers.

Subscriptions—For use of our subscription advance commerce services, customers pay a flat monthly subscription rate, a rate based on the number of trading partners and the size and complexity of the trading relationships, or the dollar volume of the transactions that go through the advanced commerce engine. Supply chain subscription services are based on the modules selected, the number of users, and the number of trading partners with whom our customer does business. Other services are available for additional monthly subscription fees. Subscription services are provided by and are resident on our database servers. Customers gain access to and use our services through means ranging from Internet web browsers to fully automated batch interfaces imbedded in the customer’s IT systems. For new advanced commerce transactions, customers are typically charged an implementation fee ranging from $200 for an on-line implementation to more than $100,000 for complex supplier and retailer installations. Such fees are separately priced from the use of advance commerce services on a time and materials basis and are included in professional services revenue described below. We have no obligation to perform any future implementation services and no additional implementation services are necessary upon renewal of the service by the customer.

We recognize revenue for our subscription services ratably over the term of the subscription arrangement. Revenue collected in advance is deferred and recognized as earned. In cases where customers are charged a “per use” fee, we recognize revenue for subscription fees for customer use of services as these services are provided. Revenues collected in advance and revenues dependent upon future performance criteria are deferred and recognized as earned and those performance criteria are met.

License and maintenance—Software license revenue is recognized upon shipment of the software product, where no significant obligations by us exist, the payment is fixed or determinable, the arrangement is evidenced by an agreement and collection is probable. Maintenance revenue is recognized ratably over the maintenance period, in accordance with the terms of the related agreements. We use the residual method of allocating a portion of the total fee to maintenance and license fees when both are included in the total contract fee.

Professional services—Professional services revenue is recognized as the services are performed, based upon the fair value of services performed. A Professional Services Agreement is a time and materials agreement for services provided by us for new and existing customers. Professional services performed include implementation, training, audit assessment, upgrades, and enhancements.

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

Our continuing losses from operations are one factor, which could be an indicator that the carrying amounts of any of our assets may not be recoverable. We performed an analysis comparing estimated future cash flows to the carrying value of our assets at December 31, 2006. The analysis did not indicate that impairment exists as of December 31, 2006. The estimated future cash flows were based upon certain assumptions and are dependent upon future performance. See “Additional Factors That May Affect Future Results” for factors that may cause operations to vary from our estimates. If actual results differ from the estimated future cash flows, impairment may be evident in future periods. We do not believe an impairment exists at March 31, 2007.

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

Determining fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual results may differ from those estimates. Our goodwill impairment analysis, which was performed as of December 31, 2006, did not result in an impairment charge. We based our determination on a valuation completed by an outside consulting firm using estimates and assumptions provided by management. We do not believe an impairment exists at March 31, 2007.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2007 to the Three Months Ended March 31, 2006

Revenue. Our revenue is comprised of revenue for subscriptions and implementation fees for our advanced commerce solutions, as well as license, maintenance and services revenues for our retail-centric solutions. The following table sets forth for the periods indicated the components of revenue included in our condensed consolidated statements of operations:

	Three months ended March 31,
	2007	2006
Revenues:
Subscription services	$1,570,160	$1,429,023
Licenses	130,936	220,000
Maintenance	396,542	415,479
Professional services	346,737	348,039

	$2,444,375	$2,412,541

Subscription revenue increased 10% to $1,570,000 for the three months ended March 31, 2007, as compared to $1,429,000 for the same period in 2006. This is due primarily to the addition of new customers and the continued expansion of existing customers. Continued subscription revenue growth is dependent upon the number of subscribers to these services and how many trading partners with which they are exchanging data (connections) and is also dependent upon increasing the number of connections between our existing customers and adding new customers. The rate at which the connections increase can vary significantly from one customer to another depending upon each company’s deployment strategy.

License revenue was $131,000 for the three months ended March 31, 2007, as compared to $220,000 for the same period in 2006. Revenue recognition is dependent upon finalization of new arrangements and is comprised of perpetual license sales to both new customers and upgrades to existing customers. The decrease in license revenue is due to lower revenue associated with contracts sold in the current period as compared to the revenue associated with contracts sold in the comparable period in 2006. We sold three new perpetual licenses in both the first quarter of 2007 and the first quarter of 2006 however the terms of each new license sale vary depending on such factors as the number and type of products sold and permitted number of users.

Maintenance revenue was $397,000 for the three months ended March 31, 2007, as compared to $415,000 for the same period in 2006. This decrease is the result primarily of existing customers not renewing maintenance contracts.

Professional services revenue, which includes implementation was $347,000 for the three months ended March 31, 2007, as compared to $348,000 for the same period in 2006. The revenue for each sale varies depending on the scope of each engagement. The top three customers accounted for approximately 50% of the total professional services revenue in both the first quarter of 2007 and 2006 while 57 customers contributed to the first quarter 2007 professional services revenue as compared to 23 customers for the same period in 2006.

Customer Operations and Support. Customer operations and support expense consists of personnel costs associated with implementation, consulting and other services and costs of operating, maintaining and accessing technical operations and hosting facilities in support of our advance commerce offerings. Customer operations and support expense also includes the cost of providing support and maintenance to customers. Our customer operations and support expense decreased to $696,000 for the three months ended March 31, 2007, as compared to $1,138,000 for the same period in 2006. This decrease is due primarily to reductions in personnel costs of $81,000 as the headcount decreased from 21 at March 31, 2006 to 16 at March 31, 2007, a decrease in marketing allowances of $22,000 and decreased data center costs of $350,000 related to the transition of the HP data center to Fastech in August 2006 and the recording of $210,000 accrued expense in March 2006 that was subsequently reversed as part of the Tak Settlement. The decrease in data center costs is partially offset by increases in equipment rental, maintenance and hosting expenses totaling $33,000 and a $13,000 increase in other professional services.

Development. Development expense includes personnel and professional fees incurred for product development, enhancements, upgrades, and quality assurance and testing across both advanced commerce and supply chain product offerings. Our development expenses decreased to $322,000 for the three months ended March 31, 2007, as compared to $355,000 for the same period in 2006. This decrease is due primarily to a decrease in personnel costs of $36,000 due to a decrease in headcount from 14 at March 31, 2006 to 11 at March 31, 2007.

Selling and Marketing. Selling and marketing expense consists primarily of personnel costs, travel, sales lead generation fees, public relations fees, seminars and conferences. Selling and marketing expense decreased to $481,000 for the three months ended March 31, 2007, as compared to $585,000 for the same period in 2006. The most notable changes for the three months ended March 31, 2007, as compared to the same period in the prior year, are a decrease in personnel costs of $28,000 due to the decrease in headcount from 13 at March 31, 2006 to 11 at March 31, 2007, and decreases in recruiting fees of $22,000, travel expenses of $15,000 and public relations expense of $33,000.

General and Administrative (G&A). G&A expense consists primarily of the personnel and other costs for the administration of our financial, human resources and executive requirements and the fees and expenses associated with legal, accounting and other services. G&A expense decreased to $541,000 for the three months ended March 31, 2007, as compared to $822,000 for the same period in 2006. The most notable changes were decreases in stock-based compensation expense of $75,000, decreased personnel costs of $52,000 related primarily to the departure of our chief financial officer in November 2006, decreases in office rent of $51,000 due to the relocation of the Dallas, TX office, and decreased legal and professional fees totaling $106,000 related to fewer SEC filings and less reliance placed on outside consultants in the quarter ended March 31, 2007. These decreases were offset by an increase in bad debt expense of $18,000 related to the direct write off of a customer bankruptcy claim.

Depreciation and Amortization. Depreciation and amortization expense remained relatively flat year over year, with a decrease to $117,000 for the three months ended March 31, 2007 as compared to $119,000 for the same period in 2006.

Other income (expense) – We recorded interest expense of $66,000 in the three months ended March 31, 2007 pursuant to the Tak Note. The expense recorded reflects payments required under the terms of the Tak Note through March 31, 2007, plus amortization of the warrant issued to Tak under the terms of the Settlement Agreement. The warrant was recorded as a discount on the Tak Note payable, and is being amortized to interest expense over the term of the Tak Note. Additional interest in the amount of $3,000 was paid to Sand Hill in the three months ended March 31, 2007 in conjunction with the May 2006 Financing Agreement.

Deemed Dividend – Beneficial Conversion Feature of Series E Preferred Stock. In connection with conversion price reset provisions of our Series E Preferred Stock , we recorded non-cash charges of $343,000 and $84,000 during the three months ended March 31, 2007 and 2006, respectively, that represented the deemed dividend relating to the intrinsic value of the beneficial conversion feature of the preferred stock (see Note 9 to our condensed consolidated financial statements).

Liquidity and Capital Resources

Our principal potential sources of liquidity are cash on hand, cash generated from operations and cash provided from financing activities. As of March 31,2007, we had cash and cash equivalents of $1,184,000. Our existing cash and cash equivalents, expected cash flow from operations, and available borrowings under current financing agreements may be insufficient to meet our operating and capital requirements through 2007. As a result, we may need additional financing in the near future. There are no assurances that funding will be available when we need it on terms that we find favorable, if at all.

During the three months ended March 31, 2007, cash provided by operating activities was $455,000. Cash provided by operating activities reflects net income of $218,000 which includes non cash items such as $117,000 of depreciation and amortization, $18,000 provision for doubtful accounts, and $71,000 of non-cash compensation expense related to stock options. Other primary sources of cash include an increase in accounts payable and accrued liabilities of $179,000 related mainly to accrued compensation costs, offset by usages of cash including an increase in accounts receivable of $100,000, an increase in prepaid expenses of $32,000 and a decrease in deferred revenue of $15,000.

During the three months ended March 31, 2007, approximately $11,000 was used in our investing activities reflecting capital expenditures.

Cash used of $284,000 in our financing activities for the three months ended March 31, 2007 includes payments under our Financing Agreement with Sand Hill and monthly principal and interest payment on the Tak Note.

Our Financing Agreement with Sand Hill allows us to assign certain accounts receivable to Sand Hill and for Sand Hill to advance up to $1,000,000 to us in contemplation of the collection of those accounts receivable. As of March 31, 2007, there were no borrowings under the Financing Agreement. Sand Hill is entitled to full recourse against us for any uncollected accounts. Accordingly, the Financing Agreement is accounted for as a debt instrument collateralized by accounts receivable. The Financing Agreement has an initial term of one year with automatic renewals on an annual basis, but either party may terminate it at any time upon notice to the other.

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

Upon the approval of the Tak Settlement Agreement, we issued on August 25, 2006 the Tak Note. The Tak Note bears interest at the prime rate plus 2% (10.25% at March 31, 2007) which is payable at a rate of $30,000 per month including interest, with the remaining amounts of principal and interest, equal to approximately $2,207,000 due September 2009. In addition, in the event that we close any equity or equity based financing with gross proceeds totaling at least $1,000,000, we are required to prepay a portion of the Tak Note equal to 15% of the proceeds from such financing, up to $500,000 in the aggregate. The Tak Note is secured by all of our assets, subordinated only to the rights of Sand Hill, or any such replacement financing providing working capital to us in an aggregate principal amount not to exceed $1,000,000. (See further details in Note 6 to the condensed consolidated financial statements).

Our independent auditors issued their Report of Independent Registered Public Accounting Firm on our consolidated financial statements for the fiscal year ended December 31, 2006 with an explanatory paragraph regarding our ability to continue as a going concern. We have generated net losses in the past and have an accumulated deficit of $108 million.

Although we achieved operating income in the quarter ended March 31, 2007, we may incur operating losses and negative cash flow in the future. We continue to pursue sales efforts with:

•	new retailers to create new communities;

•	small to medium size suppliers for the use of the supply chain software; and

•	suppliers that will become subscribers to our advanced commerce services within existing and new hub communities.

We may need additional capital in order for us to execute our current business plan successfully. The amount of additional capital needed will be dependent upon:

•	our services achieving market penetration;

•	the timing of additional customer signings;

•	the ability to maintain current decreased levels of spending; and/or

•	the amount, if any, of unanticipated expenditures.

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

Recently Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities , which includes an amendment to FASB Statement No. 115 (SFAS 159). SFAS 159 permits entities to choose, at specified election dates, to measure eligible financial assets and financial liabilities at fair value (referred to as the “fair value option”) and report associated unrealized gains and losses in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We have not determined the effect that the fair value option, if elected, will have on our financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The future implementation of this Statement is not expected to have a significant effect on our financial statements.

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

We currently contract with Fastech to host our advanced commerce services. Jane Hoffer, our Chief Executive Officer, is a member of the Board of Directors of Fastech. We are dependent on a continued relationship with Fastech, for the timely and secure delivery of our advanced commerce services. If our outsourced data center fails to meet our expectations in terms of reliability and security, or if the outsourced data center vendor, as our largest vendor, withdraws its support, our ability to deliver our advanced commerce services will be seriously harmed, resulting in the potential loss of customers and subscription revenue. Furthermore, if our relationship with the outsourced data center vendor were terminated, or we would otherwise be forced to find another service provider to host our services, there is no assurance that any potential new data environment will improve operations or even equal our current operations. In the process of moving the data environment, our customers may experience outages in availability to our hosted data environment. Such outages may result in loss of existing customers, require us to pay damages and may impact our ability to acquire new customers

If our security measures are breached and unauthorized access is obtained to a customer’s data, our advance commerce services may be perceived as not being secure and customers may curtail or stop using our service.

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

As of March 31, 2007, SDS Capital Group SDC LTD and its affiliate, CGA Resources, LLC and its affiliates, and NewSpring Ventures owned approximately 23%, 17%, and 10%, respectively, of our outstanding common stock on a fully diluted basis. If our controlling stockholders choose to act together, they may be able to exercise control over us, including the election of directors and the approval of actions submitted to our stockholders. In addition, without the consent of these controlling stockholders, we may be prevented from engaging in transactions that would be beneficial to our other stockholders. Therefore, the interests of the controlling stockholders may materially conflict with our interests and the interest of our other stockholders.

We have a history of operating losses and may incur operating losses in the future.

Although we achieved operating income in the three months ended March 31, 2007, we may incur operating losses in the future. As of March 31, 2007, we had an accumulated deficit of approximately $108 million representing the sum of our deemed preferred dividend and historical net losses and may incur additional losses in the future. Going forward, we will continue to expend resources to develop and market our products and services.

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

We have entered into a letter of intent to acquire Fastech Integrated Solutions, LLC. We may not close the acquisition, and if we do, integrating Fastech’s operations is expected to divert management’s attention away from its day-to-day operations.

On May 8, 2007, we entered into a letter of intent to acquire all of the assets of Fastech. In the event we fail to enter into a definitive agreement with Fastech, and such failure results from bad faith, we may be obligated to pay Fastech $200,000. In addition, we will incur significant costs in connection with the transaction, regardless of whether the transaction closes. Integration of Fastech’s operations, products and personnel is also expected to place a significant burden on our management and our internal and financial resources.

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

Virtually all of our revenue for the foreseeable future will be derived from subscription revenue, license sales, and related maintenance and professional fees. We need to generate an increased amount of revenue from these services. A number of factors will determine whether these services achieve market acceptance, including:

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

Our advanced commerce sales cycle has been and may continue to be unpredictable. Our sales cycle is also subject to delays because we have little or no control over customer-specific factors, including customers’ budgetary constraints and internal acceptance procedures. Consequently, we may spend considerable time and expense providing information to prospective customers about the use and benefits of our services without generating corresponding revenue. The length of the sales pursuit makes it difficult to accurately forecast the quarter in which implementation and subscription services will occur. This may cause our revenue from those services to be delayed from the expected quarter to a subsequent quarter or quarters or to vary from quarter to quarter. Furthermore, we have little or no control over customer-specific deployment plans, including but not limited to the expansion of the customer’s trading community. Our future revenue growth is dependent upon the addition of new customers and the expansion of our existing customers’ trading communities. As a result, our revenue and results of operations in any quarter may not meet market expectations or be indicative of future performance.

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

If one or more of our major advanced commerce customers were to substantially reduce or terminate their use of these services, our business, operating results and financial condition would be harmed. In 2006, subscriptions revenue accounted for approximately 63% of total revenue, and approximately 69% of subscription revenue was derived from our five largest customers. Our largest customer in 2006 accounted for approximately 13% of total revenue and 21% of subscription revenue. For the three months ended March 31, 2007, subscription revenue comprises 65% of our total revenue and approximately 68% of our subscription revenue was derived from our five largest customers. Our largest customer accounted for approximately 15% of total revenue for the three months ended March 31, 2007. The amount of our revenue attributable to specific customers is likely to vary from year to year. We do not have long-term contractual commitments with any of our current customers, and our customers may terminate their contracts with little or no advance notice and without significant penalty. As a result, we cannot be certain that any of our current customers will be customers in future periods. A customer termination would not only result in lost revenue, but also the loss of customer references that are necessary for securing future customers.

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

Ross signed a technology licensing agreement with our predecessor, Prescient Systems, on April 21, 2004, under which it licensed application code owned by Prescient Systems in order to resell and build out a Ross-specific solution based upon Prescient Systems’ technology. The agreement with Ross included a non-compete clause that restricted Ross’ ability to compete with Prescient Systems for one year. Ross is no longer prohibited from selling directly into our customer base with a competing solution. Therefore, we may have to compete against solutions provided by Ross that are based on our own technology. Ross also has the ability to partner with other providers of consumer goods industry point solutions, thus rounding out Ross’ ERP solution. If Ross is able to offer a more robust solution to the consumer goods industry, there can be no assurance that we will be able to offer comparable functionality. Therefore, there can be no assurance that we will be able to compete effectively against Ross.

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

Our stockholders will experience dilution in connection with the exercise of warrants and stock options into shares of our common stock, the conversion of shares of our preferred stock into shares of our common stock, or the restructuring of any of our outstanding senior securities. As of March 31, 2007 we had:

•	outstanding warrants exercisable into approximately 5.7 million shares of our common stock;

•	outstanding stock options exercisable into approximately 4.2 million shares of our common stock; and

•	outstanding shares of preferred stock convertible into approximately 19.9 million shares of our common stock.

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

We are contractually obligated to register with the SEC certain shares of our common stock, including shares underlying outstanding warrants and preferred stock. Under such contractual arrangements, we are required to pay penalties if we do not meet certain timelines in such required registration. We have not met these timelines. We are, therefore, accruing monthly cash penalty payments. As of March 31, 2007, we have paid or accrued $162,000 in penalties for failure to meet the contractually mandated registration timelines. We will continue to accrue $6,750 in penalties per month for the foreseeable future until such registration becomes effective. We may be unable to complete such registration and may be required to continue to accrue penalty payments. The payment of such penalties may have a material impact on our cash flows, results of operations and our financial condition.

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

(a)	Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the end of the period covered by this report. Based on that evaluation, our management with the participation of or principal executive officer and principal financial officer concluded that these controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information required to be disclosed is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. There were no changes in these controls or procedures identified in connection with the evaluation of such controls and procedures that occurred during our last fiscal quarter, or in other factors that have materially affected, or are reasonably likely to materially affect, these controls or procedures.

(b)	Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 6.	Exhibits

(a)	Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Principal Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Prescient Applied Intelligence, Inc.

Date: May 14, 2007	By:	/s/ Jane F. Hoffer
	Name:	Jane F. Hoffer
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2007	By:	/s/ Elizabeth A. Grose
	Name:	Elizabeth A. Grose
	Title:	Corporate Controller (Principal Financial Officer and Principal Accounting Officer)