Form 10QSB
period 2007-06-30
Prescient Applied Intelligence, Inc.
filed 2007-08-14
CIK 1017137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

As of August 15, 2007, the issuer had 33,326,670 outstanding shares of Common Stock.

Transitional Small Business Disclosure Format (Check One):    Yes  ☐    No  ☒

PART 1 — FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Prescient Applied Intelligence, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2007 and December 31, 2006

	June 30, 2007	December 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,218,174	$1,016,568
Accounts receivable - net of allowance for doubtful accounts of $54,000 at June 30, 2007 and $135,000 at December 31, 2006	1,671,034	1,437,218
Prepaid and other current assets	135,915	108,624

Total current assets	3,025,123	2,562,410
Furniture, equipment and leasehold improvements, net	181,196	183,311
Intangible assets, net	1,500,000	1,700,000
Goodwill	17,257,483	17,257,483
Other assets	50,342	50,342

Total Assets	$22,014,144	$21,753,546

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowings under accounts receivable financing arrangement	$—	$260,117
Current portion note payable	110,883	106,038
Accounts payable	105,755	118,314
Accrued expenses	723,249	571,311
Deferred revenues	1,245,430	1,419,972

Total current liabilities	2,185,317	2,475,752

Deferred maintenance - long-term portion	1,735	30,412
Long term portion note payable, net of discount of $20,656 at June 30, 2007 and $25,422 at December 31, 2006	2,342,034	2,394,128

	2,343,769	2,424,540

Stockholders’ equity:
Series E Preferred Stock, $.001 par value; 1,660 shares authorized; 1,657 shares issued and outstanding at June 30, 2007 and December 31, 2006 (liquidation value $18,221,799 and $17,893,167 at June 30, 2007 and December 31, 2006, respectively)	16,567,747	16,567,747
Series G Preferred Stock, $.001 par value; 480 shares authorized; 479.9 shares issued and outstanding at June 30, 2007 and December 31, 2006 (liquidation value $4,798,838 at June 30, 2007 and December 31, 2006)	4,798,838	4,798,838
Common stock, $.001 par value; 400,000,000 shares authorized; 33,326,670 shares issued and outstanding at June 30, 2007 and December 31, 2006	33,326	33,326
Additional paid-in-capital	103,938,810	103,348,018
Accumulated deficit	(107,853,663)	(107,886,943)
Cumulative translation adjustment	—	(7,732)

Total stockholders’ equity	17,485,058	16,853,254

Total liabilities and stockholders’ equity	$22,014,144	$21,753,546

The accompanying notes are an integral part of these condensed consolidated financial statements.

Prescient Applied Intelligence, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

For the Three and Six months ended June 30, 2007 and 2006

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Revenue:
Subscription services	$1,522,102	$1,384,166	$3,092,261	$2,813,190
Licenses	228,286	217,224	359,222	437,224
Maintenance	388,170	382,492	784,712	797,971
Professional services	372,207	395,351	718,945	743,389

Total revenue	2,510,765	2,379,233	4,955,140	4,791,774

Operating expenses:
Customer operations and support	738,199	964,330	1,434,532	2,102,108
Development	223,906	319,720	546,129	674,353
Selling and marketing	523,426	521,891	1,003,921	1,107,100
General and administrative	509,445	861,090	1,050,238	1,683,129
Depreciation and amortization	115,765	117,468	232,548	236,389

Total operating expenses	2,110,741	2,784,499	4,267,368	5,803,079

Income/(Loss) from operations	400,024	(405,266)	687,772	(1,011,305)

Other income (expense):
Interest expense	(69,329)	(911)	(138,960)	(2,937)
Accrued damages to stockholders	—	(45,000)	—	(45,000)

Total other expense	(69,329)	(45,911)	(138,960)	(47,937)

Net Income/(Loss)	330,695	(451,177)	548,812	(1,059,242)
Deemed Dividend on Series E Preferred Stock	(172,810)	—	(515,532)	(83,675)
Undeclared Dividend on Series E Preferred Stock	(165,224)	—	(328,632)	—
Accrued damages to certain preferred shareholders	(20,250)	(13,500)	(20,250)	(13,500)

Net loss applicable to common stockholders	$(27,589)	$(464,677)	$(315,602)	$(1,156,417)

Net loss applicable per common share -basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.03)

Weighted average common shares outstanding -basic and diluted	33,326,670	43,558,282	33,326,670	43,558,282

Comprehensive Income/(Loss):
Net Income/(Loss)	$330,695	$(451,177)	$548,812	$(1,059,242)
Foreign currency translation adjustment	—	(648)	—	(1,886)

Comprehensive Income/(Loss)	$330,695	$(451,825)	$548,812	$(1,061,128)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Prescient Applied Intelligence, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Six months ended June 30, 2007

(unaudited)

	Preferred Stock		Common Stock		Additional paid-in capital	Accumulated deficit	Cumulative Translation adjustment
	Shares	Amount	Shares	Amount				Total
Balance, January 1, 2007	2,137	$21,366,585	33,326,670	$33,326	$103,348,018	$(107,886,943)	$(7,732)	$16,853,254

Deemed dividend on Series E Preferred Stock					515,532	(515,532)		—
Non-cash compensation expense pursuant to SFAS 123R					95,510			95,510
Foreign currency translation adjustment							7,732	7,732
Accrued Damages to certain preferred stockholders					(20,250)			(20,250)
Net Income						548,812		548,812

Balance, June 30, 2007	2,137	$21,366,585	33,326,670	$33,326	$103,938,810	$(107,853,663)	$—	$17,485,058

The accompanying notes are an integral part of these condensed consolidated financial statements

Prescient Applied Intelligence, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six months ended June 30, 2007 and 2006

(unaudited)

	Six months ended June 30,
	2007	2006
Cash flows from operating activities:
Net income/(loss)	$548,812	$(1,059,242)
Adjustments to reconcile net income/(loss) to net cash provided/(used) in operating activities:
Provision for doubtful accounts	17,990	24,924
Depreciation and amortization	235,344	236,389
Non-cash stock compensation expense	95,510	202,510
Increase (decrease) in cash for changes in:
Accounts receivable	(251,806)	189,444
Prepaid expenses and other assets	(27,291)	(37,906)
Accounts payable and accrued expenses	119,129	198,737
Deferred revenue	(203,219)	(87,469)

Net cash provided/(used) in operating activities	534,469	(332,613)

Cash flows from investing activities:
Capital expenditures	(33,229)	(18,102)

Net cash used in investing activities	(33,229)	(18,102)

Cash flows from financing activities:
Payments for accounts receivable financing agreement, net	(260,117)	223,516
Payment of note payable-Tak	(47,249)	—

Net cash provided/(used) in financing activities	(307,366)	223,516

Net increase/(decrease) in cash and cash equivalents	193,874	(127,199)

Effect of foreign currency translation on cash balances	7,732	(1,886)

Cash and cash equivalents, beginning of period	1,016,568	716,345

Cash and cash equivalents, end of period	$1,218,174	$587,260

Supplemental schedule of non-cash transactions:
Deemed dividend on Series E Preferred Stock	$515,532	$83,675

Accrued damages to certain preferred stockholders	$(20,250)	$(13,500)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Prescient Applied Intelligence, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Description of Business

We provide subscription-based business-to-business electronic commerce services that enable companies in the consumer packaged goods, retail and automotive industries to efficiently manage their highly complex supply chain information. These activities are referred to as advanced commerce offerings. We also sell supply chain planning solutions to consumer products companies, referred to as supply chain offerings. Our offerings allow manufacturers, wholesalers, distributors, sales agencies (such as food brokers) and retailers to plan, communicate and synchronize item, pricing and promotion information in a more cost-effective and accessible way than has been possible using traditional electronic and paper-based methods. We offer both advanced commerce and supply chain applications in combined offerings to existing and potential customers and consider this one business segment.

Our customers range from small, rapidly growing companies to large corporations in the consumer products, retail and automotive parts industries and are geographically dispersed throughout the United States, Canada and Europe.

2. Liquidity and Going Concern

Our principal potential sources of liquidity are cash on hand, cash generated from current revenue and cash provided from financing activities. As of June 30, 2007, we had cash and cash equivalents of $1,218,000. Our existing cash and cash equivalents, expected cash flow from operations, and available borrowings under current financing agreements are expected to be sufficient to meet our operating and capital requirements through 2007, although no assurances can be given. If additional funding is required, there are no assurances that funding will be available when we need it on terms that we find favorable, if at all.

On May 25, 2006, we entered into a Financing Agreement with Sand Hill Finance LLC, (Sand Hill), which provides for us to assign certain accounts receivable to Sand Hill and for Sand Hill to advance up to $1,000,000 to us in contemplation of the collection of those accounts receivable (the Financing Agreement). As of June 30, 2007, we did not have any borrowings under this agreement. Sand Hill is entitled to full recourse against us for any uncollected accounts. Accordingly, the Financing Agreement is accounted for as a debt instrument collateralized by accounts receivable. The Financing Agreement automatically renews on an annual basis, but it may be terminated by either party at any time upon notice to the other.

Advances made under this Financing Agreement are subject to finance charges, an annual facility fee and other administrative charges. The finance charge is paid on a monthly basis and equals 1.9% on the net outstanding account balance for the month, calculated on a daily basis. The annual facility fee currently equals $10,000 of which $5,000 is due at the first advance and the balance due only if and when our obligations under the Financing Agreement exceed $500,000. There have been no advances under the Financing Agreement for the six months ended June 30, 2007, therefore, no additional fees have been accrued or were paid in the six month period. We will also be charged certain administrative fees for wire transfers and returned checks for insufficient funds in connection with collection of our accounts receivable.

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

Upon the approval of the Settlement Agreement, we issued on August 25, 2006 a three-year promissory note in favor of Tak in the principal amount of $2,558,348 (the Tak Note). The Tak Note bears interest at the prime rate plus 2% (10.25% at June 30, 2007) which is payable at a rate of $30,000 per month including interest, with the remaining amounts of principal and interest, equal to approximately $2,207,000 due September 2009. In addition, in the event that we close any equity or equity based financing with gross proceeds totaling at least $1,000,000, we are required to prepay a portion of the Tak Note equal to 15% of the proceeds from such financing, up to $500,000 in the aggregate. The Tak Note is secured by all of our assets, subordinated only to the rights of Sand Hill, or any such replacement financing providing working capital to us in an aggregate principal amount not to exceed $1,000,000. (See further details in Note 6).

Our independent auditors issued their Independent Auditors’ Report on our consolidated financial statements for the fiscal year ended December 31, 2006 with an explanatory paragraph regarding our ability to continue as a going concern. We have generated net losses in the past and have an accumulated deficit of $108 million as of June 30, 2007.

Although we achieved operating income in the six months ended June 30, 2007, we may incur operating losses and negative cash flow in the future. In the second quarter of 2007, we received notice from one of our advanced commerce retail hub customers of its intent to discontinue the use of the Scan Based Trading (SBT) product and the cancellation of the related subscription for both it and its suppliers effective August 2007. As a result of the loss of these customers we anticipate subscription revenue for this community to decrease in the second half of 2007 however management believes the loss from these customers will be offset, at least partially, by gains in other business verticals. To increase revenue, we continue to pursue sales efforts with:

•	new retailers to create new communities;

•	small to medium size suppliers for the use of the supply chain software; and

•	suppliers that will become subscribers to our advanced commerce services within existing and new hub communities.

We may need additional capital in order for us to significantly increase sales and execute our current business plan successfully. The amount of additional capital needed will be dependent upon:

•	our services achieving market penetration;

•	the timing of additional customer signings,

•	the cost to increase our sales and marketing efforts, and the length of time necessary to achieve a return on such investment;

•	the ability to maintain current decreased levels of spending, and/or

•	the amount, if any, of unanticipated expenditures.

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

Operating results for the six month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2007. Certain reclassifications have been made to prior period financial statements in order to conform to the current presentation.

4. Accrued Liabilities

Accrued expenses at June 30, 2007 and December 31, 2006 consisted of the following:

	June 30, 2007	December 31, 2006
Accrued employee compensation	$354,921	$227,495
Accrued professional fees and contract labor	160,222	148,880
Accrued royalty payments	4,500	20,301
Accrued damages to stockholders	141,750	121,500
Other accrued expenses	61,856	53,135

Total accrued expenses	$723,249	$571,311

5. Account Receivable and Financing Agreement

On May 25, 2006, we entered into the Financing Agreement with Sand Hill, which allows us to assign certain accounts receivable to Sand Hill and for Sand Hill to advance 80% of the underlying domestic receivables and 65% of the underlying foreign receivables, up to a $1,000,000 total advance to us in contemplation of the collection of those accounts receivable. The remaining balance (20% for domestic, 35% for foreign) less interest of approximately 1.9% per month plus other administration fees, is paid to us once the customer has paid. As of December 31, 2006, accounts receivable valued at $320,537, were assigned to Sand Hill. There were no accounts receivable assigned at June 30, 2007. We assess the risk of loss associated with these repurchased receivables in our allowance for doubtful accounts.

Sand Hill is entitled to full recourse against us for any uncollected accounts. Accordingly, the Financing Agreement is accounted for as a debt instrument collateralized by accounts receivable. Amounts owed to Sand Hill under the Financing Agreement totaled $260,117 at December 31, 2006. We had no borrowings under this agreement as of June 30, 2007 and during the six months ended June 30, 2007, we recorded interest expense of $2,677.

To secure prompt payment and performance of all fees, amounts and obligations we now or hereafter owe to Sand Hill, we granted Sand Hill a security interest in all of our property, now owned or hereafter acquired, including all assets and available credit facilities or the proceeds thereof (collectively the Collateral). The Collateral shall not include any equipment acquired in connection with financing provided by a lender other than Sand Hill, or any equipment which, as of May 25, 2006 was subject to a lien or purchase money security interest in favor of a lender other than Sand Hill. The Financing Agreement automatically renews on an annual basis, but either party may terminate it at any time upon notice to the other.

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

Upon the approval of the Settlement Agreement we issued the Tak Note on August 25, 2006. The Tak Note bears interest at the prime rate plus 2% (10.25% at June 30, 2007) which is payable at a rate of $30,000 per month including interest, with the remaining amounts of principal and interest, equal to approximately $2,207,000 due September 2009. In addition, in the event that we close any equity or equity based financing with gross proceeds totaling at least $1,000,000, we are required to prepay a portion of the Tak Note equal to 15% of the proceeds from such financing, up to $500,000 in the aggregate. The Tak Note is secured by all of our assets, subordinated only to the rights of Sand Hill, or any such replacement financing providing working capital to us in an aggregate principal amount not to exceed $1,000,000.

As part of the Settlement Agreement, we also issued to Tak a warrant to purchase 1,000,000 shares of our common stock at an exercise price equal to $0.0825 per share. The warrant expired December 31, 2006. The warrant has a fair value, as computed under the Black-Scholes model, of $28,600, which was recorded as a discount to the note payable and is being amortized to interest expense over the term of the note. As of June 30, 2007 and December 31, 2006, the unamortized discount on the note payable is $20,656 and $25,422, respectively. During the six months ended June 30, 2007, we recorded interest expense of $133,000 including interest related to the debt discount.

As of June 30, 2007, the outstanding principal balance on the Tak Note was $2,452,917, of which the current portion due was $110,883 and the remaining balance was classified as long term debt in the amount of $2,342,034, net of the $20,656 discount. As of December 31, 2006, the outstanding principal balance on the Tak Note was $2,500,166, of which the current portion due was $106,038 and the remaining balance was classified as long term debt in the amount of $2,394,128, net of the $25,422 discount .

7. Common Stock and Earnings per Share (EPS)

A reconciliation of the numerator and the denominator used in the calculation of earnings (loss) per share is as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Basic and diluted:
Net loss applicable to common stockholder	$(27,589)	$(451,177)	$(315,602)	$(1,142,917)
Weighted average common shares outstanding	33,326,670	43,558,282	33,326,670	43,558,282

Net loss per common share	$(0.00)	$(0.01)	$(0.01)	$(0.03)

For the six months ended June 30, 2007 we had outstanding:

•	options to purchase 4,853,736 shares of common stock at a weighted average exercise price of $1.04;

•	9,159,030 shares of common stock to be issued upon the conversion of Series E Preferred Stock at a conversion price of $1.81 per share;

•	10,905,909 shares of common stock to be issued upon the conversion of Series G Preferred Stock at a conversion price of $.44 per share; and

•	warrants to purchase 5,685,568 shares of common stock at exercise prices in the following table.

For the six months ended June 30, 2006, we had outstanding:

•	options to purchase 3,425,045 shares of common stock at a weighted average exercise price of $1.75;

•	8,390,869 million shares of common stock to be issued upon the conversion of Series E Preferred Stock at a conversion price of $1.98 per share;

•	10,905,909 shares of common stock to be issued upon the conversion of Series G Preferred Stock at a conversion price of $.44 per share; and

•	warrants to purchase 7,230,111 shares of common stock.

These securities were outstanding but were not included in the computation of diluted earnings per share because the effect of these outstanding options, stock issuable upon conversion of Preferred Stock and warrants would be antidilutive.

Below is a summary of the warrant activity for the current period:

Underlying Common Shares attributable to outstanding warrants at December 31, 2006	Granted	Exercised	Expired/ Cancelled	Underlying Common Shares attributable to outstanding warrants at June 30, 2007	Exercise Price
10,459				10,459	$0.02
409,091			—	409,091	$0.48
2,766,018				2,766,018	$0.90
2,500,000				2,500,000	$2.00

5,685,568	—	—	—	5,685,568

All warrants are currently exercisable.

8. Stock-Based Compensation

Stock Option and Grant Plans — We have one equity incentive plan, the 1999 Stock Option Plan/Stock Issuance Plan (1999 Plan), under which a total of 4,900,000 shares of common stock have been authorized for issuance as of January 1, 2007 over the 10-year term of the plan. This share reserve will automatically increase on the first trading day of each calendar year by an amount equal to 1% of the shares of common stock outstanding on the last trading day of the immediately preceding calendar year, but in no event will such annual increase exceed 50,000 shares. Options may be granted under the 1999 Plan at an exercise price per share not less than the fair market value per share of common stock on the option grant date. Options are granted with a term of up to 10 years and generally become exercisable in installments over periods of up to six years. As of June 30, 2007 there were 46,264 shares of common stock available to be issued under the 1999 Plan.

A summary of the stock option activity and related information for the six months ended June 30, 2007 is as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate intrinsic value	Weighted average remaining contractual life (years)
Outstanding December 31, 2006	2,941,944	$1.66	$—
Granted	2,083,276	0.11
Exercised	—	—
Expired	(154,539)	0.51
Forfeited	(16,945)	0.20

Outstanding June 30, 2007	4,853,736	$1.04	$50,111	7.99

Vested at June 30, 2007 and expected to vest	4,771,816	$1.05	$49,987	7.96

Exercisable at June 30, 2007	3,943,510	$1.24	$48,736	7.61

In addition to the outstanding securities detailed above, in May 2007 the Board of Directors approved the grant of options to purchase 305,000 shares of common stock to certain employees, the grant of options to purchase the number of shares of common stock equal to the sum of $25,000 divided by the fair market value of the shares of common stock on the date of the grant to each of our continuing directors, and the issuance of restricted shares of common stock to certain employees up to a total amount not to exceed $25,000 divided by the fair market value of the shares of the common stock on the date of the grant. Each of these grants and issuances is conditioned upon the approval of an amendment to the 1999 Plan by shareholders to increase the number of shares available for distribution under the plan or the adoption by shareholders of a new stock incentive plan that replaces the 1999 Plan. The exercise price of the options will be set at the quoted closing price of the common stock on the date stockholder approval is obtained.

We adopted SFAS No. 123R effective January 1, 2006. In our condensed consolidated statements of operations and comprehensive loss for the six months ended June 30, 2007 and 2006, we recorded $96,000 and $203,000 respectively of compensation cost for share-based payment arrangements. No stock options were exercised during the six months ended June 30, 2007 and 2006.

The fair value of stock options is determined using the Black-Scholes valuation model. The fair value of each stock option award was determined as of the date of grant using the Black-Scholes option-pricing model with the following assumptions in each of the six months ended June 30,:

	2007	2006
Expected volatility	89% - 102%	110%
Expected term (years)	5.5 - 6.0	6.0
Risk-free interest rate	4.5% - 4.6%	5.2% - 5.3%
Expected dividend yield	0%	0%
Forfeiture rate	0% - 9%	0% - 9%

Expected volatility is based solely on historical volatility of our common stock over the period commensurate with the expected term of the stock options. We rely solely on historical volatility because our traded options do not have sufficient trading activity to allow us to incorporate the mean historical implied volatility from traded options into our estimate of future volatility. The expected term calculation for stock options is based on the “simplified” method described in Staff Accounting Bulletin No. 107, Share-Based Payment. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for an instrument with a maturity that is commensurate with the expected term of the stock options. The dividend yield of zero is based on the fact that we have never paid cash dividends on our common stock, and we have no present intention to pay cash dividends. The forfeiture rate is estimated at 9% for most options, with options granted to directors estimated at a 0% forfeiture rate.

As of June 30, 2007, there was approximately $74,000 of total unrecognized compensation cost, which includes the impact of expected forfeitures related to unvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 2.6 years.

9. Convertible Preferred Stock

Series E

As of June 30, 2007 and December 31, 2006, there were a total of 1,657 shares of Series E preferred stock outstanding. The Series E preferred stock was convertible into shares of our common stock at an initial conversion price of $2.00 per share, and in July 2006 the Series E preferred shares began accumulating dividends at a rate of 4% per annum calculated from the date of issuance, which increased to 8% per annum July 2007. Earned but undeclared dividends were $328,632 for the six months ended June 30, 2007. Since these dividends have not yet been declared, they are not recognized as a liability, but are reflected in loss applicable to common stockholders. The dividends will be recognized as a liability when declared by the board of directors. At our option, the dividends can be paid in cash or in shares of common stock. In connection with dilutive issuances of stock options and warrants, the conversion price for the Series E preferred stock was subsequently reduced to $1.98 per share in March 2006 and further reduced to $1.92 per share in September 2006, $1.84 per share in March 2007 and $1.81 per share in May 2007. As a result, we recognized a deemed dividend to the Series E preferred stockholders in the amount of $515,232 and $83,675 for the six months ended June 30, 2007 and 2006, respectively. The liquidation preference for the Series E preferred stock is $10,000 per share plus accumulated dividends.

Series G

As of June 30, 2007 and December 31, 2006, we had 479.9 shares of Series G preferred stock outstanding. The Series G preferred stock earns no dividends and can be converted to common stock at an exchange rate of $0.44. The liquidation preference for the Series G preferred stock is $10,000 per share.

We are contractually obligated to register with the Securities and Exchange Commission (SEC) certain shares of our common stock, including shares underlying outstanding warrants and preferred stock. Under such contractual arrangements, we are required to pay penalties if we do not meet certain timelines in such required registration. We did not meet these timelines for these stockholders and therefore we accrued monthly cash penalty payments through the end of the quarter ending June 30, 2007. Under EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, we have estimated that the fair value of the liability of such rights was $141,750 and $121,500 as of June 30, 2007 and December 31, 2006, respectively. Because of the availability of Rule 144 under the Securities Act of 1933, which provides for the resale of restricted securities provided certain requirements have been met, we have stopped accruing penalties beginning July 1, 2007.

10. Income Taxes

FASB Statement No. 109, “Accounting for Income Taxes” (SFAS 109), requires the recording of a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax asset depends on our ability to generate sufficient taxable income in the future. We have recognized a full valuation allowance for the amount of net deferred tax assets at June 30, 2007 and December 31, 2006 since there is uncertainty of realization.

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

As a result of our continuing tax losses, we have historically not paid income taxes and have recorded a full valuation allowance against our net deferred tax assets. Therefore, we have not recorded a liability for unrecognized tax benefits prior to adoption of FIN 48 and there was no adjustment from the implementation. There continues to be no liability related to unrecognized tax benefits at June 30, 2007.

11. Related Parties

On August 4, 2006, we entered into a services agreement with Fastech Integrated Solutions, LLC (Fastech) for hardware relocation/migration services and on demand hosting services. The services agreement shall remain in effect for a period of 36 months and shall renew each term for a consecutive 36 month period until terminated by one party 120 days prior to the expiration of the then current term. Jane F. Hoffer, our President, Chief Executive Officer, and a member of our Board of Directors, is also a director of Fastech. Michael A. DiPiano is a member of our Board of Directors and a General Partner of NewSpring Ventures, which is one of our significant stockholders. Mr. DiPiano is also an affiliate of a significant debt holder of Fastech, NewSpring Capital. During the six months ended June 30, 2007, we recorded data center expense of $239,000 under the services agreement, of which approximately $40,000 was included in accounts payable at June 30, 2007.

On May 8, 2007, we entered into a letter of intent (LOI) with Fastech for the purchase by us of all of the assets of Fastech, which was subsequently terminated. (See further details in Note 12).

12. Subsequent Events

On May 8, 2007, we entered into a letter of intent (LOI) with Fastech for the purchase by us of all of the assets of Fastech. (the Asset Purchase). The LOI was subsequently terminated effective July 17, 2007 after failing to negotiate a definitive asset purchase agreement upon substantially the terms and conditions set forth in the LOI.

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

You should read this section in combination with the section entitled Management’s Discussion and Analysis or Plan of Operation for the year ended December 31, 2006, included in our Annual Report on Form 10-KSB for the year ended December 31, 2006. You should also read this section in conjunction with our condensed consolidated financial statements and related notes included in this report. In addition to historical information, this discussion and analysis contains forward-looking statements based on current expectations that involve risks, uncertainties and assumptions. Our actual results and the timing of events may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the “Additional Factors That May Affect Future Results” section in this report on Form 10-QSB.

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

Operating Expenses

We classify our operating expenses as follows:

Customer Operations and Support. Customer operations expense consists of personnel costs associated with implementation, consulting and other services and costs of operating, maintaining and accessing our technical operations and hosting facility. Customer operations expense also includes the cost of providing support and maintenance to customers.

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

Subscriptions – For use of our subscription advance commerce services, customers pay a flat monthly subscription rate, a rate based on the number of trading partners and the size and complexity of the trading relationships, or the dollar volume of the transactions that go through the advanced commerce engine. Supply chain subscription services are based on the modules selected, the number of users, and the number of trading partners with whom our customer does business. Other services are available for additional monthly subscription fees. Subscription services are provided by and are resident on our database servers. Customers gain access to and use our services through means ranging from Internet web browsers to fully automated batch interfaces imbedded in the customer’s IT systems. For new advanced commerce transactions, customers are typically charged an implementation fee ranging from $200 for an on-line implementation to more than $100,000 for complex supplier and retailer installations. Such fees are separately priced from the use of advance commerce services on a time and materials basis and are included in professional services revenue described below. We have no obligation to perform any future implementation services and no additional implementation services are necessary upon renewal of the service by the customer.

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

License and maintenance – Software license revenue is recognized upon shipment of the software product, where no significant obligations by us exist, the payment is fixed or determinable, the arrangement is evidenced by an agreement and collection is probable. Maintenance revenue is recognized ratably over the maintenance period, in accordance with the terms of the related agreements. We use the residual method of allocating a portion of the total fee to maintenance and license fees when both are included in the total contract fee.

Professional services – Professional services revenue is recognized as the services are performed, based upon the fair value of services performed. A Professional Services Agreement is a time and materials agreement for services provided by us for new and existing customers. Professional services performed include implementation, training, audit assessment, upgrades, and enhancements.

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

Asset Impairment. We review long-lived assets for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”(SFAS No. 144). SFAS No. 144 required us to identify events or changes in circumstances, which indicate that the carrying amount of an asset may not be recoverable. If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the long-lived assets, the carrying value is reduced to the estimated fair value as measured by the discounted cash flows.

We performed an analysis comparing estimated future cash flows to the carrying value of our assets at December 31, 2006. The analysis did not indicate that impairment exists as of December 31, 2006. The estimated future cash flows were based upon certain assumptions and are dependent upon future performance. See “Additional Factors That May Affect Future Results” for factors that may cause operations to vary from our estimates. If actual results differ from the estimated future cash flows, impairment may be evident in future periods. We do not believe an impairment exists at June 30, 2007.

Goodwill and Other Intangible Assets – Goodwill and other Intangible Assets represent the excess of costs over fair value of assets of business acquired. Goodwill and intangible assets acquired in the purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of FASB Statement No. 142, Goodwill and Other Intangible Assets. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144. The occurrence of certain events may be indicators that goodwill is impaired and therefore require us to test for impairment other than annually.

Determining fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual results may differ from those estimates. Our goodwill impairment analysis, which was performed as of December 31, 2006, did not result in an impairment charge. We based our determination on a valuation completed by an outside consulting firm using estimates and assumptions provided by management. We do not believe an impairment exists at June 30, 2007.

Stock Based Compensation – We adopted SFAS No. 123R effective January 1, 2006, which requires that share-based payments be reflected as an expense based upon the grant-date fair value of those awards. The expense is recognized over the remaining vesting period of the awards. We estimate the fair value of these awards using the Black-Scholes model. This model requires management to make certain estimates in the assumptions used in this model, including the expected term the award will be held, volatility of the underlying common stock, discount rate and forfeiture rate. We develop our assumptions based on our past historical trends as well as consider changes for future expectations.

Results of Operations

Comparison of the Three Months Ended June 30, 2007 to the Three Months Ended June 30, 2006

Revenue. Our revenue is comprised of revenue for subscriptions and implementation fees for our advanced commerce solutions, as well as license, maintenance and services revenues for our retail-centric solutions. The following table sets forth for the periods indicated the components of revenue included in our condensed consolidated statements of operations:

	Three months ended June 30,
	2007	2006
Revenues:
Subscription services	$1,522,102	$1,384,166
Licenses	228,286	217,224
Maintenance	388,170	382,492
Professional services	372,207	395,351

	$2,510,765	$2,379,233

Subscription revenue increased 10% to $1,522,000 for the three months ended June 30, 2007, as compared to $1,384,000 for the same period in 2006. Continued subscription revenue growth is dependent upon the number of subscribers to these services and how many trading partners with which they are exchanging data (connections) and is also dependent upon increasing the number of connections between our existing customers and adding new customers. The rate at which the connections increase can vary significantly from one customer to another depending upon each company’s deployment strategy. Our largest hub community grew 40% in the second quarter of 2007 as compared to the same period in the prior year and we saw an additional 7% growth from new customers signed since the second quarter 2006. The increase in subscription revenue is partially offset by existing customer cancellations. In the second quarter of 2007, we received notice from one of our advanced commerce retail hub customers of its intent to discontinue the use of the Scan Based Trading (SBT) product and the cancellation of the related subscription for both it and its suppliers effective August, 2007. These customers accounted for approximately 14% of total subscription revenue for the three month period ended June 30, 2007 and the loss of these customers contributed to a 7% decrease in total subscription revenues for the second quarter of 2007 as compared to the same period in the prior year. The cancellation of these customers is expected to have an even greater impact going forward, however, management believes that the loss in revenue will be offset, at least partially, by gains in other business verticals, specifically the addition of new customers and the continued expansion of existing customers.

License revenue was $228,000 for the three months ended June 30, 2007, as compared to $217,000 for the same period in 2006. Revenue recognition is dependent upon finalization of new arrangements and is comprised of perpetual license sales to both new customers and upgrades to existing customers. We sold three new perpetual licenses in both the second quarter of 2007 and the second quarter of 2006 however the terms of each new license sale, and the associated revenue, vary depending on such factors as the number and type of products sold and permitted number of users.

Maintenance revenue was sustained at $388,000 for the three months ended June 30, 2007, as compared to $382,000 for the same period in 2006. Increases resulting from new license sales were offset by the result of existing customers not renewing their annual maintenance contracts.

Professional services revenue, which includes implementation, was $372,000 for the three months ended June 30, 2007, as compared to $395,000 for the same period in 2006. The revenue for each sale varies depending on the scope of each engagement. The number of customers contributing to professional services revenue has increased to 47 in the second quarter of 2007 as compared to 19 customers for the same period in 2006. The decrease in total professional services revenue, year over year, is attributable mainly to fewer, larger scope engagements in the second quarter of 2006 as compared to more, smaller engagements in the second quarter of 2007. In addition, a significant portion of the new license deals in the second quarter of 2007 were signed late in the quarter and we anticipate the related implementation revenue associated with these contracts to contribute to third quarter professional services revenue.

Customer Operations and Support. Customer operations and support expense consists of personnel costs associated with implementation, consulting and other services and costs of operating, maintaining and accessing technical operations and hosting facilities in support of our advance commerce offerings. Customer operations and support expense also includes the cost of providing support and maintenance to customers. Our customer operations and support expense decreased to $738,000 for the three months ended June 30, 2007, as compared to $964,000 for the same period in 2006. This decrease is due primarily to decreased data center costs of $210,000 related to the transition of the HP data center to Fastech in August 2006, partially offset by increases in other data center costs including equipment rental, maintenance and hosting expenses totaling $20,000. Personnel costs decreased $40,000 due to a reduction in headcount from 20 at June 30, 2006 to 14 at June 30, 2007 and the closing of the UK office in December 2006 offset by an increase of $75,000 related to the cost of development resources allocated to a custom development project in the second quarter of 2007. There were also decreases in EDI charges and marketing allowances totaling $36,000.

Development. Development expense includes personnel and professional fees incurred for product development, enhancements, upgrades, and quality assurance and testing across both advanced commerce and supply chain product offerings. Our development expenses decreased to $224,000 for the three months ended June 30, 2007, as compared to $320,000 for the same period in 2006. This decrease is due primarily to a decrease in personnel costs of $99,000 due to a decrease in headcount from 13 at June 30, 2006 to 11 at June 30, 2007 and the allocation of development resources to customer operations and support for a custom development project in the second quarter of 2007.

Selling and Marketing. Selling and marketing expense consists primarily of personnel costs, travel, sales lead generation fees, public relations fees, seminars and conferences. Selling and marketing expense increased to $523,000 for the three months ended June 30, 2007, as compared to $522,000 for the same period in 2006. The most notable changes for the three months ended June 30, 2007, as compared to the same period in the prior year, are an increase in personnel costs of $15,000 due to the increase in headcount from 10 at June 30, 2006 to 11 at June 30, 2007 and increased commissions in the second quarter of 2007, and an increase in professional services fees of $35,000 related to the hiring of an outside consultant for sales management and training. These increases are offset by decreases in recruiting fees of $19,000, travel expenses of $12,000 and public relations expense of $40,000.

General and Administrative (G&A). G&A expense consists primarily of the personnel and other costs for the administration of our financial, human resources and executive requirements and the fees and expenses associated with legal, accounting and other services. G&A expense decreased to $509,000 for the three months ended June 30, 2007, as compared to $861,000 for the same period in 2006. The decrease is due primarily to reduced legal and professional fees totaling $113,000. This decrease from the prior year period results from fewer SEC filings and less reliance placed on outside consultants in the three months ended June 30, 2007 offset by the costs expensed in the second quarter of 2007 associated with the unsuccessful acquisition of Fastech. Other notable changes were decreases in personnel costs of $55,000 related primarily to the decreased compensation level of our principal financial officer, office rent and moving costs of $69,000 due to the relocation of the Dallas, TX office, taxes paid of $17,000, and bad debt expense of $25,000.

Depreciation and Amortization. Depreciation and amortization expense remained relatively flat year over year, with a decrease to $116,000 for the three months ended June 30, 2007 as compared to $117,000 for the same period in 2006.

Other income (expense) – We recorded interest expense of $67,000 in the three months ended June 30, 2007 pursuant to the Tak Note. The expense recorded reflects payments required under the terms of the Tak Note through June 30, 2007, plus amortization of the warrant issued to Tak under the terms of the Settlement Agreement. The warrant was recorded as a discount on the Tak Note payable, and is being amortized to interest expense over the term of the Tak Note.

Deemed Dividend – Beneficial Conversion Feature of Series E Preferred Stock. In connection with conversion price reset provisions of our Series E Preferred Stock, we recorded a non-cash charges of $173,000 during the three months ended June 30, 2007, that represented the deemed dividend relating to the intrinsic value of the beneficial conversion feature of the preferred stock (see Note 9 to our condensed consolidated financial statements).

Comparison of the Six Months Ended June 30, 2007 to the Six Months Ended June 30, 2006

Revenue. Our revenue is comprised of revenue for subscriptions and implementation fees for our advanced commerce solutions, as well as license, maintenance and services revenues for our retail-centric solutions. The following table sets forth for the periods indicated the components of revenue included in our condensed consolidated statements of operations:

	Six months ended June 30,
	2007	2006
Revenues:
Subscription services	$3,092,261	$2,813,190
Licenses	359,222	437,224
Maintenance	784,712	797,971
Professional services	718,945	743,389

	$4,955,140	$4,791,774

Subscription revenue increased 10% to $3,092,000 for the six months ended June 30, 2007, as compared to $2,813,000 for the same period in 2006. Continued subscription revenue growth is dependent upon the number of subscribers to these services and how many trading partners with which they are exchanging data (connections) and is also dependent upon increasing the number of connections between our existing customers and adding new customers. The rate at which the connections increase can vary significantly from one customer to another depending upon each company’s deployment strategy. Our largest hub community grew 36% in the six months ended June 30, 2007 as compared to the same period in the prior year and we saw an additional 6% growth from new customers signed since June 30, 2006. The increase in subscription revenue is partially offset by existing customer cancellations. In the second quarter of 2007, we received notice from one of our retail hub customers of their intent to discontinue the use of the SBT product and the cancellation of the related subscription for both it and its suppliers effective August, 2007. These customers accounted for approximately 16% of total subscription revenue for the six month period ended June 30, 2007 and the loss of these customers contributed to a 5% decrease in total subscription revenues for the six months ended June 30, 2007 as compared to the same period in the prior year. The cancellation of these customers is expected to have an even greater impact going forward, however, management believes that the loss in revenue will be offset, at least partially, by gains in other business verticals, specifically the addition of new customers and the continued expansion of existing customers.

License revenue was $359,000 for the six months ended June 30, 2007, as compared to $437,000 for the same period in 2006. Revenue recognition is dependent upon finalization of new arrangements and is comprised of perpetual license sales to both new customers and upgrades to existing customers. The decrease in license revenue is due to lower revenue associated with contracts sold in the current period as compared to the revenue associated with contracts sold in the comparable period in 2006. We sold six new perpetual licenses in both the six months ended June 30, 2007 and June 30, 2006 however the terms of each new license sale vary depending on such factors as the number and type of products sold and permitted number of users.

Maintenance revenue was $785,000 for the six months ended June 30, 2007, as compared to $798,000 for the same period in 2006. This decrease is the result primarily of existing customers not renewing maintenance contracts.

Professional services revenue, which includes implementation, was $719,000 for the six months ended June 30, 2007, as compared to $743,000 for the same period in 2006. The revenue for each sale varies depending on the scope of each engagement. The decrease in total professional services revenue, year over year, is attributable mainly to fewer, larger scoped engagements in the six months ended June 30, 2006 as compared to more, smaller engagements in the six months ended June 30, 2007. In addition, a significant portion of the new license deals in the six months ended June 30, 2007 were signed late in the period and we anticipate the related implementation revenue associated with these contracts to contribute to third quarter professional services revenue.

Customer Operations and Support. Customer operations and support expense consists of personnel costs associated with implementation, consulting and other services and costs of operating, maintaining and accessing technical operations and hosting facilities in support of our advance commerce offerings. Customer operations and support expense also includes the cost of providing support and maintenance to customers. Our customer operations and support expense decreased to $1,435,000 for the six months ended June 30, 2007, as compared to $2,102,000 for the same period in 2006. This decrease is due primarily to decreased data center costs of $561,000 related to the transition of the HP data center to Fastech in August 2006, partially offset by increases in other data center costs including equipment rental, maintenance and hosting expenses totaling $79,000 plus an increase in other professional costs of $16,000 for the addition of EDI analysts in 2007. Personnel costs decreased $127,000 due to a reduction in headcount from 20 at June 30, 2006 to 14 at June 30, 2007 and the closing of the UK office in December 2006 offset by an increase of $75,000 related to the cost of development resources allocated to a custom development project in the second quarter 2007. There were also decreases in EDI charges and marketing allowances totaling $74,000.

Development. Development expense includes personnel and professional fees incurred for product development, enhancements, upgrades, and quality assurance and testing across both advanced commerce and supply chain product offerings. Our development expenses decreased to $546,000 for the six months ended June 30, 2007, as compared to $674,000 for the same period in 2006. This decrease is due primarily to a decrease in personnel costs of $135,000 due to a decrease in headcount from 13 at June 30, 2006 to 11 at June 30, 2007 and the allocation of development resources to customer operations and support for a custom development project in the second quarter of 2007.

Selling and Marketing. Selling and marketing expense consists primarily of personnel costs, travel, sales lead generation fees, public relations fees, seminars and conferences. Selling and marketing expense decreased to $1,004,000 for the six months ended June 30, 2007, as compared to $1,107,000 for the same period in 2006. The most significant changes for the six months ended June 30, 2007, as compared to the same period in the prior year, are decreases in recruiting fees of $42,000, travel expenses of $26,000, and public relations expense of $71,000. These decreases are offset in part by an increase in professional services fees of $32,000 related to the hiring of an outside consultant for sales management and training.

General and Administrative (G&A). G&A expense consists primarily of the personnel and other costs for the administration of our financial, human resources and executive requirements and the fees and expenses associated with legal, accounting and other services. G&A expense decreased to $1,050,000 for the six months ended June 30, 2007, as compared to $1,683,000 for the same period in 2006. The largest decrease is a reduction in legal and professional fees totaling $208,000. This decrease from the prior year results from fewer SEC filings and less reliance placed on outside consultants in the six months ended June 30, 2007 offset by the costs expensed in 2007 associated with the unsuccessful acquisition of Fastech. Other significant changes were decreases in stock-based compensation expense of $107,000, decreased personnel costs of $107,000 related primarily to the reduced compensation level of our principal financial officer, and decreases in office rent and moving costs of $120,000 due to the relocation of the Dallas, TX office. There was also a $15,000 decrease in insurance costs in the six months ended June 30, 2007 due to a worker’s compensation rate reduction and decreases in taxes paid of $17,000.

Depreciation and Amortization. Depreciation and amortization expense remained relatively flat year over year, with a decrease to $233,000 for the six months ended June 30, 2007 as compared to $236,000 for the same period in 2006.

Other income (expense). We recorded interest expense of $133,000 in the six months ended June 30, 2007 pursuant to the Tak Note. The expense recorded reflects payments required under the terms of the Tak Note through June 30, 2007, plus amortization of the warrant issued to Tak under the terms of the Settlement Agreement. The warrant was recorded as a discount on the Tak Note payable, and is being amortized to interest expense over the term of the Tak Note. Additional interest in the amount of $3,000 was paid to Sand Hill in the six months ended June 30, 2007 in conjunction with the Financing Agreement.

Deemed Dividend – Beneficial Conversion Feature of Series E Preferred Stock. In connection with conversion price reset provisions of our Series E Preferred Stock, we recorded non-cash charges of $516,000 and $84,000 during the six months ended June 30, 2007 and 2006, respectively, that represented the deemed dividend relating to the intrinsic value of the beneficial conversion feature of the preferred stock (see Note 9 to our condensed consolidated financial statements).

Liquidity and Capital Resources

Our principal potential sources of liquidity are cash on hand, cash generated from operations and cash provided from financing activities. As of June 30, 2007, we had cash and cash equivalents of $1,218,000. Our existing cash and cash equivalents, expected cash flow from operations, and available borrowings under current financing agreements are expected to be sufficient to meet our operating and capital requirements through 2007, although no assurances can be given. If additional funding is required, there are no assurances that funding will be available when we need it on terms we find favorable, if at all.

During the six months ended June 30, 2007, cash provided by operating activities was $534,000. Cash provided by operating activities reflects net income of $549,000 which includes non cash items such as $235,000 of depreciation and amortization, $18,000 provision for doubtful accounts, and $96,000 of non-cash compensation expense related to stock options. Other primary sources of cash include an increase in accounts payable and accrued liabilities of $119,000 related mainly to accrued compensation costs, offset by usages of cash including an increase in accounts receivable of $252,000, an increase in prepaid expenses of $27,000 and a decrease in deferred revenue of $203,000.

During the six months ended June 30, 2007, approximately $33,000 was used in our investing activities reflecting capital expenditures.

Cash used of $307,000 in our financing activities for the six months ended June 30, 2007 includes payments under our Financing Agreement with Sand Hill and monthly principal and interest payment on the Tak Note.

Our Financing Agreement with Sand Hill allows us to assign certain accounts receivable to Sand Hill and for Sand Hill to advance up to $1,000,000 to us in contemplation of the collection of those accounts receivable. As of June 30, 2007, there were no borrowings under the Financing Agreement. Sand Hill is entitled to full recourse against us for any uncollected accounts. Accordingly, the Financing Agreement is accounted for as a debt instrument collateralized by accounts receivable. The Financing automatically renews on an annual basis, but either party may terminate it at any time upon notice to the other.

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

Upon the approval of the Tak Settlement Agreement, we issued the Tak Note on August 25, 2006. The Tak Note bears interest at the prime rate plus 2% (10.25% at June 30, 2007) which is payable at a rate of $30,000 per month including interest, with the remaining amounts of principal and interest, equal to approximately $2,207,000 due September 2009. In addition, in the event that we close any equity or equity based financing with gross proceeds totaling at least $1,000,000, we are required to prepay a portion of the Tak Note equal to 15% of the proceeds from such financing, up to $500,000 in the aggregate. The Tak Note is secured by all of our assets, subordinated only to the rights of Sand Hill, or any such replacement financing providing working capital to us in an aggregate principal amount not to exceed $1,000,000. (See further details in Note 6 to the condensed consolidated financial statements).

Our independent auditors issued their Report of Independent Registered Public Accounting Firm on our consolidated financial statements for the fiscal year ended December 31, 2006 with an explanatory paragraph regarding our ability to continue as a going concern. We have generated net losses in the past and have an accumulated deficit of $108 million.

Although we achieved operating income in the quarter and six months ended June 30, 2007, we may incur operating losses and negative cash flow in the future. In the second quarter of 2007, we received notice from one of our retail hub customers of its intent to discontinue the use of the SBT product and the cancellation of the related subscription for both it and its suppliers effective August, 2007. As a result of the loss of these customers, we anticipate subscription revenue to decrease in the second half of 2007 however management believes the loss from these customers will be offset, at least partially, by gains in other areas. To increase revenues, we continue to pursue sales efforts with:

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

We may need additional capital in order for us to execute our current business plan successfully. The amount of additional capital needed will be dependent upon:

•	our services achieving market penetration;

•	the timing of additional customer signings;

•	the cost to increase our sales and marketing efforts, and the length of time necessary to achieve a return on such investments;

•	the ability to maintain current decreased levels of spending; and/or

•	the amount, if any, of unanticipated expenditures.

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

Recently Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which includes an amendment to FASB Statement No. 115 (SFAS 159). SFAS 159 permits entities to choose, at specified election dates, to measure eligible financial assets and financial liabilities at fair value (referred to as the “fair value option”) and report associated unrealized gains and losses in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We have not determined the effect that the fair value option, if elected, will have on our financial position or results of operations.

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

We may require additional funding to significantly increase sales and execute our business plan.

To date, we have funded our operations primarily through proceeds from the public and private placements of equity and debt securities, contractual revenue arrangements with our customers, and through available borrowings under a Financing Agreement with Sand Hill. Our existing cash and cash equivalents, expected cash flow from operations, and available borrowings under the Finance Agreement are anticipated to be sufficient to meet our operating and capital requirements through 2007, although no assurances can be given. We may need additional financing, however, to significantly increase sales and to execute our business plan. No assurances can be given that funding will be available when we need it on terms that we find favorable, if at all. We may seek to raise these funds through public or private equity offerings, debt financings, credit facilities, or other arrangements.

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

We currently contract with Fastech to host our advanced commerce services. Jane Hoffer, our President and Chief Executive Officer, is a member of the Board of Managers of Fastech. We are dependent on a continued relationship with Fastech, for the timely and secure delivery of our advanced commerce services. If our outsourced data center fails to meet our expectations in terms of reliability and security, or if the outsourced data center vendor, as our largest vendor, withdraws its support, our ability to deliver our advanced commerce services will be seriously harmed, resulting in the potential loss of customers and subscription revenue. Furthermore, if our relationship with the outsourced data center vendor were terminated, or we would otherwise be forced to find another service provider to host our services, there is no assurance that any potential new data environment will improve operations or even equal our current operations. In the process of moving the data environment, our customers may experience outages in availability to our hosted data environment. Such outages may result in loss of existing customers, require us to pay damages and may impact our ability to acquire new customers

If our security measures are breached and unauthorized access is obtained to a customer’s data, our advanced commerce services may be perceived as not being secure and customers may curtail or stop using our service.

Our advanced commerce services involve the storage, analysis, and transmission of customers’ proprietary information, and security breaches could expose us to a risk of loss or corruption of this information, litigation, and possible liability. If our security measures are breached as a result of third-party action, employee error, malfeasance, or otherwise, and, as a result, an unauthorized party obtains access to one or more of our customers’ data, our reputation could be damaged, our business may suffer, and we could incur significant liability. Because techniques used to obtain unauthorized access or to sabotage computer systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. While we are not aware of any such breach, if an actual or perceived breach of our security occurs, the perception by existing or potential customers of the effectiveness of our security measures could be harmed and we could lose sales and customers.

The interests of our controlling stockholders may conflict with our interests and the interests of our other stockholders.

As of June 30, 2007, SDS Capital Group SDC LTD and its affiliate, CGA Resources, LLC and its affiliates, and NewSpring Ventures owned approximately 23%, 17%, and 10%, respectively, of our outstanding common stock on a fully diluted basis. If our controlling stockholders choose to act together, they may be able to exercise control over us, including the election of directors and the approval of actions submitted to our stockholders. In addition, without the consent of these controlling stockholders, we may be prevented from engaging in transactions that would be beneficial to our other stockholders. Therefore, the interests of the controlling stockholders may materially conflict with our interests and the interest of our other stockholders.

We have a history of operating losses and may incur operating losses in the future.

Although we achieved operating income in the six months ended June 30, 2007, we may incur operating losses in the future. As of June 30, 2007, we had an accumulated deficit of approximately $108 million representing the sum of our deemed preferred dividend and historical net losses and may incur additional losses in the future. Going forward, we will continue to expend resources to develop and market our products and services.

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

Virtually all of our revenue for the foreseeable future will be derived from implementation fees, subscription revenue, license sales, and related maintenance and professional fees. We need to generate an increased amount of revenue from these services. A number of factors will determine whether these services achieve market acceptance, including:

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

If one or more of our major advanced commerce customers were to substantially reduce or terminate their use of these services, our business, operating results and financial condition would be harmed, as evidenced by the notice of termination received by one such customer in the second quarter of 2007, whose contract accounts for approximately 10% of our total annual revenue. The amount of our revenue attributable to specific customers is likely to vary from year to year. We do not have long-term contractual commitments with any of our current customers, and our customers may terminate their contracts with little or no advance notice and without significant penalty. As a result, we cannot be certain that any of our current customers will be customers in future periods. A customer termination would not only result in lost revenue, but also the loss of customer references that are necessary for securing future customers. For the six months ended June 30, 2007, subscription revenue comprises 62% of our total revenue and approximately 67% of our subscription revenue was derived from our five largest customers. Our largest customer accounted for approximately 14% of total revenue for the six months ended June 30, 2007 and our second largest customer, who accounted for approximately 10% of total revenue for the six months ended June 30, 2007, has provided notice to us of its intent to terminate its contractual commitments effective August, 2007.

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

Our stockholders will experience dilution in connection with the exercise of warrants and stock options into shares of our common stock, the conversion of shares of our preferred stock into shares of our common stock, or the restructuring of any of our outstanding senior securities. As of June 30, 2007 we had:

•	outstanding warrants exercisable into approximately 5.7 million shares of our common stock;

•	outstanding stock options exercisable into approximately 4.9 million shares of our common stock; and

•	outstanding shares of preferred stock convertible into approximately 20.1million shares of our common stock.

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

We are contractually obligated to register with the SEC certain shares of our common stock, including shares underlying outstanding warrants and preferred stock. Under such contractual arrangements, we are required to pay penalties if we do not meet certain timelines in such required registration. We did not meet these timelines and therefore, we accrued monthly cash penalty payments through the end of the quarter ended June 30, 2007 and have estimated that the fair value of the liability of such rights was $141,750 as of June 30, 2007. The payment of such penalties may have a material impact on our cash flows, results of operations and our financial condition. Because of the availability of Rule 144 under the Securities Act of 1933, which provides for the resale of restricted securities provided certain requirements have been met, we have stopped accruing penalties beginning July 1, 2007.

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

PART II — OTHER INFORMATION

ITEM 6.	Exhibits

(a) Exhibits

Exhibit Number	Description
10.1	Letter of Intent, by and between Prescient Applied Intelligence, Inc. and Fastech Investment Group, LLC (incorporated by reference to Exhibit 1.01 filed with the Company’s Current report on Form 8-K on May 10 2007)

10.2	Employment Agreement with Elizabeth A. Grose dated as of April 9, 2007 (incorporated by reference to Exhibit 10.01 filed with the Company’s Current Report on Form 8-K on April 11, 2007)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Principal Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Prescient Applied Intelligence, Inc.

Date: August 14, 2007	By:	/s/ Jane F. Hoffer
	Name:	Jane F. Hoffer
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2007	By:	/s/ Elizabeth A. Grose
	Name:	Elizabeth A. Grose
	Title:	Corporate Controller (Principal Financial Officer and Principal Accounting Officer)