Form 10QSB
period 2007-09-30
Prescient Applied Intelligence, Inc.
filed 2007-11-14
CIK 1017137

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_______________

Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

As of November 14, 2007, the issuer had 33,600,251 outstanding shares of Common Stock.

Transitional Small Business Disclosure Format (Check One): Yes ¨ No ☒

PART 1 — FINANCIAL INFORMATION

ITEM 1.                      Financial Statements
Prescient Applied Intelligence, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2007 and December 31, 2006

	September 30,	December 31,
	2007	2006
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$2,347,273	$1,016,568
Accounts receivable - net of allowance for doubtful accounts of $44,000 at September 30, 2007 and $135,000 at December 31, 2006	1,216,503	1,437,218
Prepaid and other current assets	103,561	108,624
Total current assets	3,667,337	2,562,410
Furniture, equipment and leasehold improvements, net	177,928	183,311
Intangible assets, net	1,400,000	1,700,000
Goodwill	17,257,483	17,257,483
Other assets	49,342	50,342
Total Assets	$22,552,090	$21,753,546

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Borrowings under accounts receivable financing arrangement	$-	$260,117
Current portion note payable	113,773	106,038
Accounts payable	138,111	118,314
Accrued expenses	835,885	571,311
Deferred revenues	1,195,325	1,419,972
Total current liabilities	2,283,094	2,475,752

Deferred maintenance - long-term portion	37,895	30,412
Long term portion note payable, net of discount of $18,272 at September 30, 2007 and $25,422 at December 31, 2006	2,315,200	2,394,128
	2,353,095	2,424,540

Stockholders' equity:
Series E Preferred Stock, $.001 par value; 1,660 shares authorized; 1,657shares issued and outstanding at September 30, 2007 and December 31, 2006 (liquidation value $18,555,877 and $17,893,167 at September 30, 2007and December 31, 2006, respectively)	16,567,747	16,567,747
Series G Preferred Stock, $.001 par value; 480 shares authorized; 479.9 shares issued and outstanding at September 30, 2007 and December 31, 2006 (liquidation value $4,798,838 at September 30, 2007 and December 31, 2006)	4,798,838	4,798,838
Common stock, $.001 par value; 400,000,000 shares authorized; 33,600,251 and 33,326,670 shares issued and outstanding at September 30,2007 and December 31, 2006, respectively	33,600	33,326
Additional paid-in-capital	104,711,576	103,348,018
Accumulated deficit	(108,195,860)	(107,886,943)
Cumulative translation adjustment	-	(7,732)
Total stockholders' equity	17,915,901	16,853,254
Total liabilities and stockholders' equity	$22,552,090	$21,753,546

The accompanying notes are an integral part of these condensed consolidated financial statements.

Prescient Applied Intelligence, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine months ended September 30, 2007 and 2006
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006

Revenue:
Subscription services	$1,412,394	$1,456,211	$4,504,656	$4,269,400
Licenses	217,320	5,000	576,541	442,224
Maintenance	408,548	368,649	1,193,260	1,166,621
Professional services	404,706	156,471	1,123,651	899,860
Total revenue	2,442,968	1,986,331	7,398,108	6,778,105

Operating expenses:
Customer operations and support	659,056	632,505	2,093,589	2,734,612
Development	289,604	348,639	835,733	1,022,992
Selling and marketing	445,045	478,317	1,448,966	1,585,416
General and administrative	498,961	708,193	1,549,200	2,391,322
Depreciation and amortization	118,300	116,788	350,847	353,177
Total operating expenses	2,010,966	2,284,442	6,278,335	8,087,519
Income/(Loss) from operations	432,002	(298,111)	1,119,773	(1,309,414)

Other income (expense):
Interest expense	(66,990)	(37,384)	(205,950)	(40,321)
Accrued damages to stockholders	-	-	-	(45,000)
Loss on Tak Settlement	-	(1,193,896)	-	(1,193,896)
Total other expense	(66,990)	(1,231,280)	(205,950)	(1,279,217)

Net Income/(Loss)	365,012	(1,529,391)	913,823	(2,588,631)
Deemed Dividend on Series E Preferred Stock	(707,208)	(275,802)	(1,222,740)	(359,477)
Undeclared Dividend on Series E Preferred Stock	(334,078)	(1,158,381)	(662,710)	(1,158,381)
Accrued damages to certain preferred shareholders	-	(33,750)	(20,250)	(33,750)
Net loss applicable to common stockholders	$(676,274)	$(2,997,324)	$(991,877)	$(4,140,239)

Net loss applicable per common share - basic and diluted	$(0.02)	$(0.08)	$(0.03)	$(0.10)
Weighted average common shares outstanding - basic and diluted	33,338,565	39,443,395	33,330,679	42,171,580

The accompanying notes are an integral part of these condensed consolidated financial statements.

Prescient Applied Intelligence, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Nine months ended September 30, 2007
(unaudited)

	Preferred Stock		Common Stock		Additional paid-in	Accumulated	Cumulative translation
	Shares	Amount	Shares	Amount	capital	deficit	adjustment	Total

Balance, January 1, 2007	2,137	$21,366,585	33,326,670	$33,326	$103,348,018	$(107,886,943)	$(7,732)	$16,853,254

Deemed dividend on Series E Preferred Stock					1,222,740	(1,222,740)		-

Non-cash compensation expense related to stock options					153,362			153,362

Non-cash compensation expense related to restricted stock grants			273,581	274	7,706			7,980

Foreign currency translation adjustment							7,732	7,732

Accrued damages to certain preferred stockholders					(20,250)			(20,250)

Net income						913,823		913,823

Balance, September 30, 2007	2,137	$21,366,585	33,600,251	$33,600	$104,711,576	$(108,195,860)	$-	$17,915,901

The accompanying notes are an integral part of these condensed consolidated financial statements

Prescient Applied Intelligence, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine months ended September 30, 2007 and 2006
(unaudited)

	Nine months ended September 30,
	2007	2006
Cash flows from operating activities:
Net income/(loss)	$913,823	$(2,588,631)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in)operating activities:
Provision for doubtful accounts	17,990	79,924
Depreciation and amortization	353,644	353,971
Loss on sale of assets	-	25,853
Loss on Tak Settlement	-	1,193,896
Non-cash stock compensation expense	161,342	254,931
Increase (decrease) in cash for changes in:
Accounts receivable	202,725	167,529
Prepaid expenses and other assets	6,063	3,423
Accounts payable and accrued expenses	264,121	(128,716)
Deferred revenue	(217,164)	31,864
Net cash provided by/(used in) operating activities	1,702,544	(605,956)

Cash flows from investing activities:
Capital expenditures	(48,261)	(26,373)
Net cash used in investing activities	(48,261)	(26,373)

Cash flows from financing activities:
Payments for accounts receivable financing agreement, net	(260,117)	252,919
Payment of note payable-related party	-	(7,728)
Payment of note payable-Tak	(71,193)	-
Net cash provided by/(used in) financing activities	(331,310)	245,191

Net increase/(decrease) in cash and cash equivalents	1,322,973	(387,138)

Effect of foreign currency translation on cash balances	7,732	(2,060)

Cash and cash equivalents, beginning of period	1,016,568	716,345

Cash and cash equivalents, end of period	$2,347,273	$327,147

Supplemental schedule of non-cash transactions:
Deemed dividend on Series E Preferred Stock	$1,222,740	$359,477
Warrants issued in connection with Tak Settlement (See Note 6)	$-	$28,600
Accrued damages to certain preferred stockholders	$(20,250)	$(33,750)

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

2. Liquidity

Our principal potential sources of liquidity are cash on hand and cash generated from current revenue.  As of September 30, 2007, we had cash and cash equivalents of $2,347,000.  Our existing cash and cash equivalents, expected cash flow from operations, and available borrowings under current financing agreements are expected to be sufficient to meet our projected operating and capital requirements through 2008.

Although we achieved operating income in the nine months ended September 30, 2007, we may incur operating losses and negative cash flow in the future.  In the second quarter of 2007, we received notice from one of our advanced commerce retail hub customers of its intent to discontinue the use of the Scan Based Trading (“SBT”) product and the cancellation of the related subscription for both it and its suppliers effective August 2007.  As a result, we anticipate subscription revenue for this community to decrease in the quarter ending December 31, 2007; however, management believes the loss from this community will be offset, at least partially, by gains in other communities and business verticals. To increase revenue, we continue to pursue sales efforts with:

•	new retailers to create new communities;

•	small to medium size suppliers for the use of the supply chain software; and

•	suppliers that will become subscribers to our advanced commerce services within existing and new hub communities.

Management is also evaluating merger, acquisition or other opportunities that would increase sales and profitability, or otherwise increase shareholder value.

While management believes existing cash resources will not be materially affected as a result of the decrease in subscription revenue, as described above, no assurances can be given.  In the event we decide to make a significant investment in our sales and marketing efforts, or revenue gains from our other communities and business verticals fail to meet our projections, our existing cash resources may be negatively affected.  The impact on our existing cash resources is dependent on:

•	our services achieving market penetration;
•	the timing of additional customer signings;
•	the cost to increase our sales and marketing efforts, and the length of time necessary to achieve a return on such investment;
•	the ability to maintain current decreased levels of spending; and/or
•	the amount, if any, of unanticipated expenditures.

Our independent auditors issued their Report of Independent Registered Public Accounting Firm on our consolidated financial statements for the fiscal year ended December 31, 2006 with an explanatory paragraph regarding our ability to continue as a going concern. We have generated net losses in the past and have an accumulated deficit of $108 million as of September 30, 2007.

On May 25, 2006, we entered into a Financing Agreement with Sand Hill Finance LLC, (Sand Hill), which provides for us to assign certain accounts receivable to Sand Hill and for Sand Hill to advance up to $1,000,000 to us in contemplation of the collection of those accounts receivable (the Financing Agreement). As of September 30, 2007, we did not have any borrowings under the Financing Agreement.  Sand Hill is entitled to full recourse against us for any uncollected accounts. Accordingly, the Financing Agreement is accounted for as a debt instrument collateralized by accounts receivable. The Financing Agreement automatically renews on an annual basis, but it may be terminated by either party at any time upon notice to the other.

Advances made under this Financing Agreement are subject to finance charges, an annual facility fee and other administrative charges. The finance charge is paid on a monthly basis and equals 1.9% on the net outstanding account balance for the month, calculated on a daily basis. The annual facility fee currently equals $10,000 of which $5,000 is due at the first advance and the balance due only if and when our obligations under the Financing Agreement exceed $500,000. There have been no advances under the Financing Agreement for the nine months ended September 30, 2007, therefore, no additional fees have been accrued or were paid in the nine month period. We will also be charged certain administrative fees for wire transfers and returned checks for insufficient funds in connection with collection of our accounts receivable.

On July 31, 2006, we entered into a Settlement Agreement with Tak Investments, LLC (Tak).  The Settlement Agreement was approved by the holders of two-thirds of our Series E Convertible Preferred Stock on August 10, 2006, and the transaction closed on August 25, 2006.  The Settlement Agreement resolved a dispute arising from a May 4, 2005 Common Stock and Warrant Purchase Agreement and a concurrently executed Outsourcing Agreement.

Upon the approval of the Settlement Agreement, we issued on August 25, 2006 a three-year promissory note in favor of Tak in the principal amount of $2,558,348 (the Tak Note). The Tak Note bears interest at the prime rate plus 2% (9.75% at September 30, 2007) which is payable at a rate of $30,000 per month including interest, with the remaining amounts of principal and interest, equal to approximately $2,207,000 due September 2009. In addition, in the event that we close any equity or equity based financing with gross proceeds totaling at least $1,000,000, we are required to prepay a portion of the Tak Note equal to 15% of the proceeds from such financing, up to $500,000 in the aggregate. The Tak Note is secured by all of our assets, subordinated only to the rights of Sand Hill, or any such replacement financing providing working capital to us in an aggregate principal amount not to exceed $1,000,000. (See further details in Note 6).

3. Basis of Presentation

The condensed consolidated financial statements include Prescient Applied Intelligence, Inc. and our wholly owned subsidiaries which consist of Prescient Systems Limited (a U.K. company), Prescient Systems, Inc. (a Delaware corporation), and viaLink Operations, Inc. (a Pennsylvania corporation).  Intercompany transactions and balances have been eliminated.  Effective December 31, 2006, we closed our U.K. subsidiary office and transferred all operations to the U.S. corporate office.  There were no significant closing costs incurred as part of this transfer.

Operating results for the nine month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2007. Certain reclassifications have been made to prior period financial statements in order to conform to the current presentation.

A calculation of Comprehensive Income/(Loss) is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006

Net Income/(Loss)	$365,012	$(1,529,391)	$913,823	$(2,588,631)
Foreign currency translation adjustment	-	(174)	-	(2,060)
Comprehensive Income/(Loss)	$365,012	$(1,529,565)	$913,823	$(2,590,691)

4.Accrued Liabilities

Accrued expenses at September 30, 2007 and December 31, 2006 consisted of the following:

	September 30,	December 31,
	2007	2006

Accrued employee compensation	$429,098	$227,495
Accrued professional fees and contract labor	154,430	148,880
Accrued royalty payments	4,500	20,301
Accrued damages to stockholders	141,750	121,500
Other accrued expenses	106,107	53,135
Total accrued expenses	$835,885	$571,311

5.   Account Receivable and Financing Agreement

On May 25, 2006, we entered into the Financing Agreement with Sand Hill, which allows us to assign certain accounts receivable to Sand Hill and for Sand Hill to advance 80% of the underlying domestic receivables and 65% of the underlying foreign receivables, up to a $1,000,000 total advance to us in contemplation of the collection of those accounts receivable. The remaining balance (20% for domestic, 35% for foreign) less interest of approximately 1.9% per month plus other administration fees, is paid to us once the customer has paid. As of December 31, 2006, accounts receivable valued at $320,537, were assigned to Sand Hill. There were no accounts receivable assigned at September 30, 2007.  We assess the risk of loss associated with these repurchased receivables in our allowance for doubtful accounts.

Sand Hill is entitled to full recourse against us for any uncollected accounts. Accordingly, the Financing Agreement is accounted for as a debt instrument collateralized by accounts receivable.  Amounts owed to Sand Hill under the Financing Agreement totaled $260,117 at December 31, 2006.  We had no borrowings under this agreement as of September 30, 2007 and during the nine months ended September 30, 2007, we recorded interest expense of $2,677.

To secure prompt payment and performance of all fees, amounts and obligations we now or hereafter owe to Sand Hill, we granted Sand Hill a security interest in all of our property, now owned or hereafter acquired, including all assets and available credit facilities or the proceeds thereof (collectively the “Collateral”). The Collateral shall not include any equipment acquired in connection with financing provided by a lender other than Sand Hill, or any equipment which, as of May 25, 2006, was subject to a lien or purchase money security interest in favor of a lender other than Sand Hill. The Financing Agreement automatically renews on an annual basis, but either party may terminate it at any time upon notice to the other.

6. Note Payable

On July 31, 2006, we entered into the Settlement Agreement with Tak.  The Settlement Agreement was approved by the holders of two-thirds of our Series E Convertible Preferred Stock on August 10, 2006, and the transaction closed on August 25, 2006.  The Settlement Agreement resolved a dispute arising from the May 4, 2005 Common Stock and Warrant Purchase Agreement and a concurrently executed Outsourcing Agreement.

Upon the approval of the Settlement Agreement we issued the Tak Note on August 25, 2006. The Tak Note bears interest at the prime rate plus 2% (9.75% at September 30, 2007; 10.25% at December 31, 2006) which is payable at a rate of $30,000 per month including interest, with the remaining amounts of principal and interest, equal to approximately $2,207,000 due September 2009. In addition, in the event that we close any equity or equity based financing with gross proceeds totaling at least $1,000,000, we are required to prepay a portion of the Tak Note equal to 15% of the proceeds from such financing, up to $500,000 in the aggregate. The Tak Note is secured by all of our assets, subordinated only to the rights of Sand Hill, or any such replacement financing providing working capital to us in an aggregate principal amount not to exceed $1,000,000.

As part of the Settlement Agreement, we also issued to Tak a warrant to purchase 1,000,000 shares of our common stock at an exercise price equal to $0.0825 per share. The warrant expired December 31, 2006. The warrant has a fair value, as computed under the Black-Scholes model, of $28,600, which was recorded as a discount to the note payable and is being amortized to interest expense over the term of the note. As of September 30, 2007 and December 31, 2006, the unamortized discount on the note payable is $18,272 and $25,422, respectively. During the nine months ended September 30, 2007, we recorded interest expense of $199,000 including interest related to the debt discount.

As of September 30, 2007, the outstanding principal balance on the Tak Note was $2,428,973, of which the current portion due was $113,773 and the remaining balance was classified as long term debt in the amount of $2,315,200,  net of the $18,272 discount. As of December 31, 2006, the outstanding principal balance on the Tak Note was $2,500,166, of which the current portion due was $106,038 and the remaining balance was classified as long term debt in the amount of $2,394,128,  net of the $25,422 discount.

7. Common Stock and Earnings per Share (EPS)

A reconciliation of the numerator and the denominator used in the calculation of earnings (loss) per share is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006

Basic and diluted:
Net loss applicable to common stockholder	$(676,274)	$(2,997,324)	$(991,877)	$(4,140,239)
Weighted average common shares outstanding	33,338,565	39,443,395	33,330,679	42,171,580
Net loss per common share	$(0.02)	$(0.08)	$(0.03)	$(0.10)

For the nine months ended September 30, 2007, we had outstanding:

•	options to purchase 7,072,029 shares of common stock at a weighted average exercise price of $0.72;
•	9,866,090 shares of common stock to be issued upon the conversion of Series E Preferred Stock at a conversion price of $1.68 per share;
•	10,905,909 shares of common stock to be issued upon the conversion of Series G Preferred Stock at a conversion price of $.44 per share; and
•	warrants to purchase 5,685,568 shares of common stock at exercise prices in the following table.

For the nine months ended September 30, 2006, we had outstanding:

•	options to purchase 3,452,336 shares of common stock at a weighted average exercise price of $1.69;
•	8,643,453 shares of common stock to be issued upon the conversion of Series E Preferred Stock at a conversion price of $1.92 per share;
•	10,906,450 shares of common stock to be issued upon the conversion of Series G Preferred Stock at a conversion price of $.44 per share; and
•	warrants to purchase 6,696,020 shares of common stock.

These securities were outstanding but were not included in the computation of diluted earnings per share because the effect of these outstanding options, stock issuable upon conversion of Preferred Stock and warrants would be antidilutive.

There were no warrants issued or exercised during 2007.  Below is a summary of the warrants outstanding at September 30, 2007:

Underlying Common Shares attributable to outstanding warrants at September 30, 2007	Exercise Price
10,459	$0.02
409,091	$0.48
2,766,018	$0.85
2,500,000	$2.00
5,685,568

All warrants are currently exercisable.

8. Stock-Based Compensation

Stock Option and Grant Plans — On September 26, 2007, the shareholders approved the 2007 Equity Incentive Plan (“2007 Plan”) which replaced the 1999 Stock Option Plan/Stock Issuance Plan (“1999 Plan”). The 2007 Plan offers certain employees, outside directors and consultants the opportunity to acquire a proprietary interest in the Company by the grant of awards in the form of options (non-statutory and incentive), restricted stock and stock appreciation rights on stock units.  The aggregate number of shares of common stock that may be issued under the 2007 Plan pursuant to all types of awards shall not exceed 6,065,674 which includes, 65,674 shares which remained for issuance under the 1999 Plan. In addition, options previously granted under the 1999 Plan also remain outstanding until they are either exercised of forfeited.  However, any forfeitures under the 1999 Plan will not increase availability under the 2007 Plan.  Options may be granted under the 2007 Plan at an exercise price per share not less than the fair market value per share of common stock on the option grant date.  Options are granted with a term of up to 10 years and generally become exercisable in installments over periods of up to six years.  Awards of restricted stock may be granted under the 2007 Plan and may or may not be subject to vesting.  Vesting shall incur in full installments upon satisfaction of the conditions specified in the restricted stock agreement.  As of September 30, 2007 there were 3,380,935 shares of common stock available to be issued under the 2007 Plan.

A summary of the stock option activity and related information for the nine months ended September 30, 2007 is as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate intrinsic value	Weighted average remaining contractual life (years)

Outstanding December 31, 2006	2,941,944	$1.66	$-
Granted	4,494,434	0.09
Exercised	-	-
Expired	(182,575)	1.35
Forfeited	(181,774)	0.15
Outstanding September 30, 2007	7,072,029	$0.72	$12,056	8.38
Vested at September 30, 2007 and expected to vest	6,975,379	$0.73	$11,887	8.37
Exercisable at September 30, 2007	3,962,420	$1.22	$-	7.38

In addition to the outstanding options detailed above, 273,581 shares of restricted stock were awarded to five senior executives under the shareholder approved 2007 Plan in September 2007.  Under the restricted stock agreements, 100% of the grants will vest in May 2008 as long as the recipient remains employed by the Company.

We adopted SFAS No. 123R effective January 1, 2006. In our condensed consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2007 and 2006, we recorded $161,000 and $255,000 respectively of compensation cost for share-based payment arrangements.  No stock options were exercised during the nine months ended September 30, 2007 and 2006.

The fair value of restricted stock is determined based on the market values as of the date of the grant.  The fair value of stock options is determined using the Black-Scholes valuation model. The fair value of each stock option award was determined as of the date of grant using the Black-Scholes option-pricing model with the following assumptions in each of the nine months ended September 30,:

	2007	2006
Expected volatility	89%-102%	105%-110%
Expected term (years)	5.5 - 6.0	6.0
Risk-free interest rate	4.3% - 4.6%	4.7% - 5.3%
Expected dividend yield	0%	0%
Forfeiture rate	0%-17%	0%-9%
Resulting weighted average grant date fair value	$0.07	$0.17

Expected volatility is based solely on historical volatility of our common stock over the period commensurate with the expected term of the stock options.  We rely solely on historical volatility because our traded options do not have sufficient trading activity to allow us to incorporate the mean historical implied volatility from traded options into our estimate of future volatility. The expected term calculation for stock options is based on the “simplified” method described in Staff Accounting Bulletin No. 107, Share-Based Payment. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for an instrument with a maturity that is commensurate with the expected term of the stock options. The dividend yield of zero is based on the fact that we have never paid cash dividends on our common stock, and we have no present intention to pay cash dividends.  The forfeiture rate is estimated at 17% for most options, with options granted to directors estimated at a 0% forfeiture rate.

As of September 30, 2007, there was approximately $140,000 of total unrecognized compensation cost, which includes the impact of expected forfeitures related to unvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.66 years.

9.  Convertible Preferred Stock

Series E

As of September 30, 2007 and December 31, 2006, there were a total of 1,657 shares of Series E Preferred Stock outstanding. The Series E Preferred Stock was convertible into shares of our common stock at an initial conversion price of $2.00 per share, and in July 2006 the Series E Preferred Stock began accumulating dividends at a rate of 4% per annum calculated from the date of issuance, which increased to 8% per annum July 2007. Earned but undeclared dividends were $1,988,130 as of  September 30, 2007.  Since these dividends have not yet been declared, they are not recognized as a liability, but are reflected in loss applicable to common stockholders. The dividends will be recognized as a liability when declared by the Board of Directors. At our option, the dividends can be paid in cash or in shares of common stock. In connection with dilutive issuances of stock options and warrants, the conversion price for the Series E Preferred Stock was subsequently reduced to $1.92 per share as of December 31, 2006, and further reduced to $1.68 per share in September 2007. As a result, we recognized a deemed dividend to the Series E Preferred Stock holders in the amount of $1,222,740 and $359,477 for the nine months ended September 30, 2007 and 2006, respectively. The liquidation preference for the Series E Preferred Stock is $10,000 per share plus accumulated dividends.

Series G

As of September 30, 2007 and December 31, 2006, we had 479.9 shares of Series G Preferred Stock outstanding.  The Series G Preferred Stock earns no dividends and can be converted to common stock at an exchange rate of $0.44. The liquidation preference for the Series G Preferred Stock is $10,000 per share.

We are contractually obligated to register with the Securities and Exchange Commission (“SEC”) certain shares of our common stock, including shares underlying outstanding warrants and preferred stock.  Under such contractual arrangements, we are required to pay penalties if we do not meet certain timelines in such required registration.  We did not meet these timelines for these stockholders and therefore we accrued monthly cash penalty payments through the end of the quarter ending June 30, 2007.  Under EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, we have estimated that the fair value of the liability of such rights was $141,750 and $121,500 as of September 30, 2007 and December 31, 2006, respectively. Because of the availability of Rule 144 under the Securities Act of 1933, which provides for the resale of restricted securities provided certain requirements have been met, we have stopped accruing penalties beginning July 1, 2007.

10.  Income Taxes

FASB Statement  No. 109, “Accounting for Income Taxes” (SFAS 109), requires the recording of a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax asset depends on our ability to generate sufficient taxable income in the future. We have recognized a full valuation allowance for the amount of net deferred tax assets at September 30, 2007 and December 31, 2006 since there is uncertainty of realization.

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

As a result of our continuing tax losses, we have historically not paid income taxes and have recorded a full valuation allowance against our net deferred tax assets. Therefore, we have not recorded a liability for unrecognized tax benefits prior to adoption of FIN 48 and there was no adjustment from the implementation. There continues to be no liability related to unrecognized tax benefits at September 30, 2007.

11. Related Parties

On August 4, 2006, we entered into a services agreement with Fastech Integrated Solutions, LLC (Fastech) for hardware relocation/migration services and on demand hosting services. The services agreement shall remain in effect for a period of 36 months and shall renew each term for a consecutive 36 month period until terminated by one party 120 days prior to the expiration of the then current term.  Michael A. DiPiano, a member of our Board of Directors and a General Partner of NewSpring Ventures, is an affiliate of NewSpring Capital, a significant debt holder of Fastech.  During the nine months ended September 30, 2007 and 2006, we recorded data center expense of $328,000 and $45,000 under the services agreement.

On May 8, 2007, we entered into a letter of intent (“LOI”) with Fastech for the purchase by us of all of the assets of Fastech.  The LOI was subsequently terminated effective July 17, 2007.

ITEM 2.	Management's Discussion and Analysis

SPECIAL PRECAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-QSB contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended,  that involve substantial risks and uncertainties. These statements can be identified by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “continue” and other similar words. You should read statements that contain these words carefully because they discuss our future expectations, make projections of future results of operations or of our financial condition or state other “forward-looking” information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control. The factors listed in the sections captioned “Additional Factors That May Affect Future Results” and “Management’s Discussion and Analysis” as well as any cautionary language in this Form 10-QSB, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations described in our forward-looking statements.

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

We are a leading provider of on-demand solutions for the retail marketplace, including both retailers and suppliers. Our solutions capture information at the point of sale, provide greater visibility into real-time demand and turn data into actionable information across the entire supply chain. Our products and services are designed to enable trading partners to compete effectively, increase profitability and excel in today’s retail business climate.  This represents our sole operating segment.

In a typical retail marketplace, there is a strong relationship between retailers, suppliers, and consumers.  The points where their distinct needs intersect are where the real challenges exist, and our solutions address those challenges.  We facilitate the flow and use of demand data between retailer and supplier, allowing trading partners to gather, cleanse, analyze, and respond to consumer demand. We believe that this greater understanding of consumer trends and needs directly impacts performance at the store shelf, increases sales, and reduces overall costs. Our solutions help retailers and suppliers focus on the needs of the consumer and operate a demand-driven supply chain.

Our solution set includes:

•	Store level replenishment (SLR) for direct store delivery suppliers

•	Vendor Managed Inventory (VMI)
•	Scan Based Trading (SBT)
•	Scan Based Trade Simulations (SBT Sim)
•	Visibility & Analytics (V&A)
•	Data Synchronization
•	Professional Services

We have organized our sales operations under two industry verticals: Supply Chain, focused primarily on manufacturers, distributors, and suppliers in the consumer products industry, and Advanced Commerce, focused on large mass merchandise, grocery, chain drug stores, electronics, and other “big box” retailers.  In addition, we have a professional services organization that provides assessments, implementation services, and support functions to our entire array of customers.

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

Sources of Revenue

We derive our revenue primarily from (i) subscription services; (ii) software licenses; (iii) maintenance and support; and (iv) professional services.  See “Critical Accounting Policies” for a more detailed description of our revenue recognition policies.

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

We performed an analysis comparing estimated future cash flows to the carrying value of our assets at December 31, 2006. The analysis did not indicate that impairment exists as of December 31, 2006. The estimated future cash flows were based upon certain assumptions and are dependent upon future performance. See “Additional Factors That May Affect Future Results” for factors that may cause operations to vary from our estimates. If actual results differ from the estimated future cash flows, impairment may be evident in future periods. We do not believe an impairment exists at September 30, 2007.

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

Determining fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions.  These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and determination of appropriate market comparables.  We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain.  Actual results may differ from those estimates.  Our goodwill impairment analysis, which was performed as of December 31, 2006, did not result in an impairment charge.  We based our determination on a valuation completed by an outside consulting firm using estimates and assumptions provided by management. We do not believe an impairment exists at September 30, 2007.

Stock Based Compensation— We adopted SFAS No. 123R effective January 1, 2006, which requires that share-based payments be reflected as an expense based upon the grant-date fair value of those awards. The expense is recognized over the remaining vesting period of the awards. We estimate the fair value of these awards using the Black-Scholes model.  This model requires management to make certain estimates in the assumptions used in this model, including the expected term the award will be held, volatility of the underlying common stock, discount rate and forfeiture rate.  We develop our assumptions based on our past historical trends as well as consider changes for future expectations.

Results of Operations

Comparison of the Three Months Ended September 30, 2007 to the Three Months Ended September 30, 2006

Revenue. Our revenue is comprised of revenue for subscriptions and implementation fees for our advanced commerce solutions, as well as license, maintenance and services revenues for our retail-centric solutions. The following table sets forth for the periods indicated the components of revenue included in our condensed consolidated statements of operations:

	Three months ended September 30,
Revenues:	2007	2006
Subscription services	$1,412,394	$1,456,211
Licenses	217,320	5,000
Maintenance	408,548	368,649
Professional services	404,706	156,471
	$2,442,968	$1,986,331

Revenue increased $456,637 or 23% to $2,442,968 for the three months ended September 30, 2007 from $1,986,331 for the three months ended September 30, 2006.  As more fully explained below, the increase in revenue resulted primarily from increases in licenses and professional services.  We expect revenues to continue to increase through the remainder of 2007.

Subscription revenue decreased 3% to $1,412,000 for the three months ended September 30, 2007, as compared to $1,456,000 for the same period in 2006.  Subscription revenue growth is dependent upon the number of subscribers to these services, the number of trading partners with which they are exchanging data (connections), increasing the number of connections between our existing customers, and adding new customers.  The rate at which the connections increase can vary significantly from one customer to another depending upon each company’s deployment strategy.  The decrease in subscription revenue is principally the result of the loss of revenue attributable to existing customer cancellations, which was partially offset by the addition of new customers during the quarter.   In the second quarter of 2007, we received notice from one of our advanced commerce retail hub customers of its intent to discontinue the use of the Scan Based Trading (SBT) product and the cancellation of the related subscription for both it and its suppliers effective August 2007. These customers accounted for approximately 8% and 21% of total subscription revenue for the three month period ended September 30, 2007 and 2006, respectively.  Management believes that the continued loss of revenue as a result of these customer cancellations will be offset, at least partially, by gains in other business verticals, specifically the addition of new customers and the continued expansion of existing customers.

License revenue was $217,000 for the three months ended September 30, 2007, as compared to $5,000 for the same period in 2006. Revenue recognition is dependent upon finalization of new arrangements and is comprised of perpetual license sales to both new customers and upgrades to existing customers. The substantial increase in revenue in the three month period ended September 30, 2007 compared to the same period in 2006 is due to the sale of three new perpetual licenses, including one significant license, in the third quarter of 2007 compared to one new perpetual license in the third quarter of 2006.  The terms of each new license sale, and the associated revenue, vary depending on such factors as the number and type of products sold and permitted number of users.

Maintenance revenue increased 11% to $409,000 for the three months ended September 30, 2007, as compared to $369,000 for the same period in 2006.  This increase is primarily due to the timing of payments on existing customer maintenance contract renewals.

Professional services revenue, which includes implementation, was $405,000 for the three months ended September 30, 2007, as compared to $156,000 for the same period in 2006.  The revenue for each sale varies depending on the scope of each engagement.  The number of customers contributing to professional services revenue increased to 46 in the third quarter of 2007 as compared to 32 for the same period in 2006. The increase in total professional services revenue was attributable mainly to implementation revenue associated with new license deals signed in the second quarter of 2007.  In addition, a significant portion of the new license deals in the third quarter of 2007 were signed late in the quarter and we anticipate the related implementation revenue associated with these contracts to contribute to fourth quarter professional services revenue.

Customer Operations and Support.  Customer operations and support expense consists of personnel costs associated with implementation, consulting and other services and costs of operating, maintaining and accessing technical operations and hosting facilities in support of our advance commerce offerings. Customer operations and support expense also includes the cost of providing support and maintenance to customers. Our customer operations and support expense increased to $659,000 for the three months ended September 30, 2007, as compared to $633,000 for the same period in 2006.  This increase was due to increased data center costs of $52,000 related to a one-time cost savings in the third quarter 2006 associated with the transition of the HP data center to Fastech in August 2006.  Personnel costs decreased $85,000 due to a reduction in headcount from 17 at September 30, 2006 to 14 at September 30, 2007 and the closing of the UK office in December 2006, offset by an increase of $26,000 related to the allocation of resources from development for a custom services engagement in the third quarter of 2007 and an increase in professional services fees of $20,000.

Development.  Development expense includes personnel and professional fees incurred for product development, enhancements, upgrades, and quality assurance and testing across both advanced commerce and supply chain product offerings. Our development expenses decreased to $290,000 for the three months ended September 30, 2007, as compared to $349,000 for the same period in 2006. This decrease was due primarily to a decrease in personnel costs of $52,000 due to a decrease in headcount from 14 at September 30, 2006 to 11 at September 30, 2007 and the allocation of development resources to customer operations and support for a custom services engagement in the third quarter of 2007.

Selling and Marketing. Selling and marketing expense consists primarily of personnel costs, travel, sales lead generation fees, public relations fees, seminars and conferences. Selling and marketing expense decreased to $445,000 for the three months ended September 30, 2007, as compared to $478,000 for the same period in 2006. This decrease was due principally to decreases   in personnel costs of $32,000 due to the decrease in headcount from 12 at September 30, 2006 to 9 at September 30, 2007, travel expenses of $13,000 and professional services fees of $27,000.  These decreases were offset by increases in commission expenses of $27,000, and recruiting fees of $16,000.  The level of spending is anticipated to increase in subsequent periods based on management’s plan to invest in sales and marketing efforts to increase revenue in each of our verticals.

General and Administrative (G&A). G&A expense consists primarily of the personnel and other costs for the administration of our financial, human resources and executive requirements and the fees and expenses associated with legal, accounting and other services. G&A expense decreased to $499,000 for the three months ended September 30, 2007, as compared to $708,000 for the same period in 2006. The decrease was due primarily to reduced legal, accounting and professional fees totaling $63,000,  resulting from reduced reliance on outside consultants and public company costs in the three months ended September 30, 2007.  Personnel costs also decreased by $55,000 related primarily to the decreased compensation level of our principal financial officer and a decrease in bad debt expense of $55,000.  We anticipate maintaining G&A costs at current levels.

Depreciation and Amortization. Depreciation and amortization expense remained relatively flat at $118,000 for the three months ended September 30, 2007 as compared to $117,000 for the same period in 2006.

Other income (expense). We recorded interest expense of $67,000 in the three months ended September 30, 2007.  The expense recorded includes payments of $66,000 required under the terms of the Tak Note through September 30, 2007, plus amortization of the warrant issued to Tak under the terms of the Settlement Agreement. The warrant was recorded as a discount on the Tak Note payable, and is being amortized to interest expense over the term of the Tak Note.

Deemed Dividend – Beneficial Conversion Feature of Series E Preferred Stock.  In connection with conversion price reset provisions of our Series E Preferred Stock, we recorded a non-cash charges of $707,000 during the three months ended September 30, 2007,  representing the deemed dividend relating to the intrinsic value of the beneficial conversion feature of the Series E Preferred Stock (see Note 9 to our condensed consolidated financial statements).

Comparison of the Nine Months Ended September 30, 2007 to the Nine Months Ended September 30, 2006

Revenue. Our revenue is comprised of revenue for subscriptions and implementation fees for our advanced commerce solutions, as well as license, maintenance and services revenues for our retail-centric solutions. The following table sets forth for the periods indicated the components of revenue included in our condensed consolidated statements of operations:

	Nine months ended September 30,
Revenues:	2007	2006
Subscription services	$4,504,656	$4,269,400
Licenses	576,541	442,224
Maintenance	1,193,260	1,166,621
Professional services	1,123,651	899,860
	$7,398,108	$6,778,105

Revenue increased $620,003 or 9% to $7,398,108 for the nine months ended September 30, 2007 from $6,778,105 for the nine months ended September 30, 2006.  The increase in revenue resulted primarily from increases in subscription services, licenses, and professional services.  We expect revenues to continue to increase through the remainder of 2007.

Subscription revenue increased 6% to $4,505,000 for the nine months ended September 30, 2007, as compared to $4,269,000 for the same period in 2006.  Continued subscription revenue growth is dependent upon the number of subscribers to these services, the number of trading partners with which they are exchanging data (connections), increasing the number of connections between our existing customers and adding new customers.  The rate at which the connections increase can vary significantly from one customer to another depending upon each company’s deployment strategy.  While we experienced significant growth in one of our existing communities in the nine months ended September 30, 2007 as compared to the same period in the prior year, and we added new customers during the third quarter, these increases were largely offset by existing customer cancellations.   In the second quarter of 2007, we received notice from one of our retail hub customers of their intent to discontinue the use of the SBT product and the cancellation of the related subscription for both it and its suppliers effective August, 2007. These customers accounted for approximately 13% and 22% of total subscription revenue for the nine month period ended September 30, 2007 and 2006, respectively.  Management believes that the loss of revenue as a result of the cancellation of these customers will be offset, at least partially, by gains in other business verticals, specifically the addition of new customers and the continued expansion of existing customers.

License revenue increased 30% to $577,000 for the nine months ended September 30, 2007, as compared to $442,000 for the same period in 2006. Revenue recognition is dependent upon finalization of new arrangements and is comprised of perpetual license sales to both new customers and upgrades to existing customers.  We sold nine new perpetual licenses in the nine months ended September 30, 2007 compared to seven for the same period in 2006.  The terms of each new license sale vary depending on such factors as the number and type of products sold and permitted number of users.

Maintenance revenue was $1,193,000 for the nine months ended September 30, 2007, as compared to $1,167,000 for the same period in 2006.  This increase resulted primarily from new customers and increases in annual renewal rates, offset by cancellations of existing customers.

Professional services revenue, which includes implementation, was $1,124,000 for the nine months ended September 30, 2007, as compared to $900,000 for the same period in 2006.  The revenue for each sale varies depending on the scope of each engagement. The increase in total professional services revenue was attributable mainly to larger scoped engagements during the nine months ended September 30, 2007 as compared to smaller engagements in the nine months ended September 30, 2006. In addition, a significant portion of the new license deals in the nine months ended September 30, 2007 were signed late in the period and we anticipate the related implementation revenue associated with these contracts to contribute to fourth quarter professional services revenue.

Customer Operations and Support.  Customer operations and support expense consists of personnel costs associated with implementation, consulting and other services and costs of operating, maintaining and accessing technical operations and hosting facilities in support of our advance commerce offerings. Customer operations and support expense also includes the cost of providing support and maintenance to customers. Our customer operations and support expense decreased to $2,094,000 for the nine months ended September 30, 2007, as compared to $2,735,000 for the same period in 2006. This decrease was due primarily to decreased data center costs of $508,000 related to the transition of the HP data center to Fastech in August 2006 offset by increases in maintenance and hosting expenses of $53,000.  Personnel costs decreased $117,000 due to a reduction in headcount from 17 at September 30, 2006 to 14 at September 30, 2007 and the closing of the UK office in December 2006, offset by the allocation of resources from development for a custom services engagement in the second and third quarters of 2007.  EDI charges and marketing allowances and travel expenses also decreased by $75,000 and $20,000, respectively.

Development.  Development expense includes personnel and professional fees incurred for product development, enhancements, upgrades, and quality assurance and testing across both advanced commerce and supply chain product offerings. Our development expenses decreased to $836,000 for the nine months ended September 30, 2007, as compared to $1,023,000 for the same period in 2006. This decrease was due primarily to a decrease in personnel costs of $197,000 due to a decrease in headcount from 14 at September 30, 2006 to 11 at September 30, 2007 and the allocation of development resources to customer operations and support for a custom services engagement in the second and third quarters of 2007.

Selling and Marketing. Selling and marketing expense consists primarily of personnel costs, travel, sales lead generation fees, public relations fees, seminars and conferences. Selling and marketing expense decreased to $1,449,000 for the nine months ended September 30, 2007, as compared to $1,585,000 for the same period in 2006. This decrease was due primarily to decreases in recruiting fees of $25,000, travel expenses of $39,000, and public relations and marketing communications expenses of $81,000.  The level of spending is anticipated to increase in subsequent periods based on management’s plan to invest in sales and marketing efforts to increase revenue in each our verticals.

General and Administrative (G&A). G&A expense consists primarily of the personnel and other costs for the administration of our financial, human resources and executive requirements and the fees and expenses associated with legal, accounting and other services. G&A expense decreased to $1,549,000 for the nine months ended September 30, 2007, as compared to $2,391,000 for the same period in 2006.  This decrease was due primarily to a decrease in legal, accounting and professional fees of $246,000. Resulting from reduced reliance placed on outside consultants and lower public company costs in the nine months ended September 30, 2007, offset by the costs expensed in the second quarter of 2007 associated with the unsuccessful acquisition of Fastech.  In addition, stock-based compensation expense decreased by $94,000, personnel costs decreased by $162,000 related primarily to the reduced compensation level of our principal financial officer, and office rent and moving costs were reduced by $115,000 due to the relocation of the Dallas, TX office.  We also experienced a $21,000 decrease in insurance costs in the nine months ended September 30, 2007 due to a worker’s compensation rate reduction and decreases in bad debt expense of $62,000, communications expense of $50,000, and travel expenses of $18,000. We expect G&A expenses to remain flat going forward.

Depreciation and Amortization. Depreciation and amortization expense remained relatively flat year over year at $351,000 for the nine months ended September 30, 2007 as compared to $353,000 for the same period in 2006.

Other income (expense).  We recorded interest expense of $206,000 in the nine months ended September 30, 2007. The expense recorded includes payments of $199,000 required under the terms of the Tak Note through September 30, 2007, plus amortization of the warrant issued to Tak under the terms of the Settlement Agreement. The warrant was recorded as a discount on the Tak Note payable, and is being amortized to interest expense over the term of the Tak Note.  Additional interest in the amount of $3,000 was paid to Sand Hill in the nine months ended September 30, 2007 in conjunction with the Financing Agreement.

Deemed Dividend – Beneficial Conversion Feature of Series E Preferred Stock.  In connection with conversion price reset provisions of our Series E Preferred Stock, we recorded non-cash charges of $1,223,000 and $359,000 during the nine months ended September 30, 2007 and 2006, respectively,  that represented the deemed dividend relating to the intrinsic value of the beneficial conversion feature of the Series E Preferred Stock (see Note 9 to our condensed consolidated financial statements).

Liquidity and Capital Resources

Our principal potential sources of liquidity are cash on hand and cash generated from operations.  As of September 30, 2007, we had cash and cash equivalents of $2,347,000.  Our existing cash and cash equivalents, expected cash flow from operations, and available borrowings under current financing agreements are expected to be sufficient to meet our projected operating and capital requirements through 2008.

During the nine months ended September 30, 2007, cash provided by operating activities was $1,703,000.  Cash provided by operating activities reflects net income of $914,000 which includes non cash items such as $354,000 of depreciation and amortization, $18,000 provision for doubtful accounts, and $161,000 of non-cash compensation expense related to stock options. Other primary sources of cash include an increase in accounts payable and accrued liabilities of $264,000 related mainly to accrued compensation costs, offset by usages of cash including a decrease in accounts receivable of $203,000, a decrease in prepaid expenses of $6,000 and a decrease in deferred revenue of $217,000.

During the nine months ended September 30, 2007, approximately $48,000 was used in our investing activities reflecting capital expenditures.

We used $331,000 in our financing activities for the nine months ended September 30, 2007 including payments under our Financing Agreement with Sand Hill and monthly principal and interest payment on the Tak Note.

Our Financing Agreement with Sand Hill allows us to assign certain accounts receivable to Sand Hill and for Sand Hill to advance up to $1,000,000 to us in contemplation of the collection of those accounts receivable.  As of September 30, 2007, there were no borrowings under the Financing Agreement.  Sand Hill is entitled to full recourse against us for any uncollected accounts. Accordingly, the Financing Agreement is accounted for as a debt instrument collateralized by accounts receivable. The Financing automatically renews on an annual basis, but either party may terminate it at any time upon notice to the other.

Advances made under the Financing Agreement are subject to finance charges, an annual facility fee and other administrative charges. The finance charge is paid on a monthly basis and equals 1.9% on the net outstanding account balance for the month, calculated on a daily basis. The annual facility fee is currently $10,000 of which $5,000 is paid and we will not be required to pay the balance of the fee until our obligations under the Financing Agreement exceed $500,000.  We will also be charged certain administrative fees for wire transfers and returned checks for insufficient funds in connection with collection of our accounts receivable.

Upon the approval of the Tak Settlement Agreement, we issued the Tak Note on August 25, 2006. The Tak Note bears interest at the prime rate plus 2% (9.75% at September 30, 2007) which is payable at a rate of $30,000 per month including interest, with the remaining amounts of principal and interest, equal to approximately $2,207,000 due September 2009. In addition, in the event that we close any equity or equity based financing with gross proceeds totaling at least $1,000,000, we are required to prepay a portion of the Tak Note equal to 15% of the proceeds from such financing, up to $500,000 in the aggregate. The Tak Note is secured by all of our assets, subordinated only to the rights of Sand Hill, or any such replacement financing providing working capital to us in an aggregate principal amount not to exceed $1,000,000. (See further details in Note 6 to the condensed consolidated financial statements).

Although we achieved operating income in the three and nine months ended September 30, 2007, we may incur operating losses and negative cash flow in the future. In the second quarter of 2007, we received notice from one of our retail hub customers of its intent to discontinue the use of the SBT product and the cancellation of the related subscription for both it and its suppliers effective August 2007. As a result, we anticipate subscription revenue for this community to substantially decrease in the quarter ending December 31, 2007; however, management believes the loss from this community will be offset, at least partially, by gains in other communities and business verticals. To increase revenues, we continue to pursue sales efforts with:

•	new retailers to create new communities;

•	small to medium size suppliers for the use of the supply chain software; and

•	suppliers that will become subscribers to our advanced commerce services within existing and new hub communities.

Management is also evaluating merger, acquisition or other opportunities that would increase sales and profitability, or otherwise increase shareholder value.

While management believes existing cash resources will not be materially affected as a result of the decrease in subscription revenue, as described above, no assurances can be given.  In the event we decide to make a significant investment in our sales and marketing efforts, or revenue gains from other communities and business verticals fail to meet our projections, our existing cash resources may be negatively affected.  The impact on our existing cash resources is dependent on:

•	our services achieving market penetration;
•	the timing of additional customer signings;
•	the cost to increase our sales and marketing efforts, and the length of time necessary to achieve a return on such investments;
•	the ability to maintain current decreased levels of spending; and/or
•	the amount, if any, of unanticipated expenditures.

Our independent auditors issued their Report of Independent Registered Public Accounting Firm on our consolidated financial statements for the fiscal year ended December 31, 2006 with an explanatory paragraph regarding our ability to continue as a going concern. We have generated net losses in the past and have an accumulated deficit of $108 million as of September 30, 2007.

Off-Balance Sheet Arrangements

As of September 30, 2007, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Our existing cash resources may materially decrease as a result of the execution of our business plan, or in the event we lose significant customers or otherwise experience operating losses and negative cash flow in the future.

Historically, we have funded our operations primarily through proceeds from the public and private placements of equity and debt securities, contractual revenue arrangements with our customers, and through available borrowings under a Financing Agreement with Sand Hill.  Since January 2007, however, our operations have been funded principally through cash flow from operations.  Our existing cash and cash equivalents, expected cash flow from operations, and available borrowings under the Finance Agreement are anticipated to be sufficient to meet our operating and capital requirements.  However, our existing cash and cash equivalents may materially decrease in order to significantly increase sales and to execute our business plan, or in the event lose significant customers or otherwise experience operating losses and negative cash flow in the future.

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

As of September 30, 2007, SDS Capital Group SPC Ltd. and its affiliate, CGA Resources, LLC and its affiliates, and NewSpring Ventures owned approximately 22%, 17%, and 10%, respectively, of our outstanding common stock on a fully diluted basis. If our controlling stockholders choose to act together, they may be able to exercise control over us, including the election of directors and the approval of actions submitted to our stockholders. In addition, without the consent of these controlling stockholders, we may be prevented from engaging in transactions that would be beneficial to our other stockholders. Therefore, the interests of the controlling stockholders may materially conflict with our interests and the interest of our other stockholders.

We have a history of operating losses and may incur operating losses in the future.

Although we achieved operating income in the nine months ended September 30, 2007, we may incur operating losses in the future. As of September 30, 2007, we had an accumulated deficit of approximately $108 million representing the sum of our deemed preferred dividend and historical net losses and may incur additional losses in the future. Going forward, we will continue to expend resources to develop and market our products and services.

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

If one or more of our major advanced commerce customers were to substantially reduce or terminate their use of our services, our business, operating results and financial condition would be harmed, as evidenced by the notice of termination received by one such customer in the second quarter of 2007, whose contract accounted for approximately 13% of our total annual revenue. The amount of our revenue attributable to specific customers is likely to vary from year to year. We do not have long-term contractual commitments with any of our current customers, and our customers may terminate their contracts with little or no advance notice and without significant penalty. As a result, we cannot be certain that any of our current customers will be customers in future periods. A customer termination would not only result in lost revenue, but also the loss of customer references that are necessary for securing future customers. For the nine months ended September 30, 2007, subscription revenue comprises 61% of our total revenue and approximately 68% of our subscription revenue was derived from our five largest customers. Our largest customer accounted for approximately 15% of total revenue for the nine months ended September 30, 2007 and our third largest customer, who accounted for approximately 8% of total revenue for the nine months ended September 30, 2007, had provided notice to us of its intent to terminate its contractual commitments effective August 2007.

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

Ross Systems (a division of CDC Corporation) (“Ross”) signed a technology licensing agreement with our predecessor, Prescient Systems, on April 21, 2004, under which it licensed application code owned by Prescient Systems in order to resell and build out a Ross-specific solution based upon Prescient Systems’ technology. The agreement with Ross included a non-compete clause that restricted Ross’ ability to compete with Prescient Systems for one year. Ross is no longer prohibited from selling directly into our customer base with a competing solution. Therefore, we may have to compete against solutions provided by Ross that are based on our own technology. Ross also has the ability to partner with other providers of consumer goods industry point solutions, thus rounding out Ross’ ERP solution. If Ross is able to offer a more robust solution to the consumer goods industry, there can be no assurance that we will be able to offer comparable functionality. Therefore, there can be no assurance that we will be able to compete effectively against Ross.

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

Our stockholders will experience dilution in connection with the exercise of warrants and stock options into shares of our common stock, the conversion of shares of our preferred stock into shares of our common stock, or the restructuring of any of our outstanding senior securities.  As of September 30, 2007 we had:

▪	outstanding warrants exercisable into approximately 5.7 million shares of our common stock;

▪	outstanding stock options exercisable into approximately 7.1 million shares of our common stock; and

▪	outstanding shares of preferred stock convertible into approximately 20.7 million shares of our common stock.

The sale of a substantial number of shares of our common stock underlying the above warrants, options or preferred stock, or even the potential for such sales, or the restructuring of any of our outstanding senior securities into common stock, could adversely affect the market price of our common stock and could impair our ability to raise capital through the sale of equity securities.

There are certain rules applicable to our common stock as a "penny stock," and those rules may limit the liquidity and the resale of our common stock.

The SEC has promulgated rules governing the trading in penny stocks, defined generally as low-priced (below $5), speculative securities of very small companies. While penny stocks generally trade over-the-counter, such as on the OTCBB or the Pink Sheets, they may also trade on securities exchanges, including foreign securities exchanges.  Under these rules, our common stock is currently classified as a penny stock. As a penny stock, our common stock is currently subject to rules promulgated by the SEC that impose additional sales practice requirements on broker-dealers that might sell such securities to persons other than established customers and institutional accredited investors. For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written consent to the transaction prior to sale. Further, if the price of the stock is below $5 per share and the issuer does not have $2.0 million or more net tangible assets or is not listed on a registered national securities exchange, sales of such stock in the secondary trading market are subject to certain additional rules promulgated by the SEC.  Our common stock is currently subject to these additional rules. These rules generally require, among other things, that brokers engaged in secondary trading of penny stocks provide customers with written disclosure documents, monthly statements of the market value of penny stocks, disclosure of the bid and asked prices, and disclosure of the compensation to the broker-dealer and the salesperson working for the broker-dealer in connection with the transaction.  These rules and regulations may affect the ability of broker-dealers to sell our common stock, thereby effectively limiting the liquidity of our common stock. These rules may also adversely affect the ability of persons that acquire our common stock to resell their securities in any trading market that may exist at the time of such intended sale. Furthermore, penny stocks, including our common stock, may trade infrequently, which means that it may be difficult to sell penny stock shares, including shares of our common stock, once you own them.  Investors in penny stocks, including our common stock, should be prepared for the possibility that they may lose their whole investment.

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

PART II — OTHER INFORMATION

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On September 26, 2007, we issued 273,581 shares of restricted common stock under our 2007 Equity Incentive Plan to our senior executive officers.  The shares vest in full in May 2008, provided that the officer is employed by us at that time.  The foregoing securities were issued in a private placement transaction pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

On September 26, 2007, we issued options under our 2007 Equity Incentive Plan to certain of our employees, executive officers, directors, and a consultant, to purchase an aggregate of 2,684,739 shares of common stock at an exercise price of $0.07 per share, the last sales price of our common stock on the date of grant.  Except with respect to the options granted to directors, which vest in full in May 2008, the options have a term of three years and vest one third on the first anniversary date in September 2008, with the remaining vesting in equal monthly installments over the remaining two year period.  The foregoing securities were issued in a private placement transaction pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

ITEM 4.	Submission of Matters to a Vote of Security Holders.

We held our annual meeting of stockholders on September 26, 2007. As of the close of business on August 6, 2007, the record date for the meeting, 33,201,670 shares of common stock and 1,657 shares of Series E Convertible Preferred Stock, each entitled to 5,208 votes per share, were issued and outstanding. A quorum of 28,923,253 votes of common stock and 6,951,285 votes of Series E Convertible Preferred Stock were present or represented at the meeting.

1.           Election of Directors.  The following individuals were nominated and elected to serve as directors: Jane F. Hoffer; Mary Lou Fox; and Warren D. Jones.  The terms of offices of Daniel W. Rumsey, Patrick L. Kiernan and Michael A. DiPiano continued after the meeting.

The voting results for each of the nominees were as follows:

Election of Directors	Votes For	Votes Withheld
Jane F. Hoffer	34,523,916	1,351,105
Mary Lou Fox	34,524,706	1,350,315
Warren D. Jones	34,524,389	1,350,632

2.           Ratification of the appointment of Amper, Politziner & Mattia, P.C. to serve as our independent registered public accounting firm for the fiscal year ending December 31, 2007.  A total of 35,483,584 shares were voted for and 34,972 shares were voted against this proposal. The holders of 355,982 votes abstained from voting.

3.           Approval of our 2007 Equity Incentive Plan.  A total of 27,713,952 shares were voted for and 982,725 shares were voted against this proposal. The holders of 427,750 votes abstained from voting and 6,750,111 were the subject of broker non-votes.

4.           Amendment to our certificate of incorporation to eliminate the provision that divides our Board of Directors into three classes.  A total of 35,423,256 shares were voted for and 63,008 shares were voted against this proposal. The holders of 388,274 votes abstained from voting.

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

Prescient Applied Intelligence, Inc.

Date: November 14, 2007	By:	/s/ Jane F. Hoffer
		Name:	Jane F. Hoffer
		Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2007	By:	/s/ Daniel W. Rumsey
		Name:	Daniel W. Rumsey
		Title:	Chairman of the Board and Interim Chief Financial Officer (Principal Accounting Officer)