Form 10KSB
period 2007-12-31
Prescient Applied Intelligence, Inc.
filed 2008-03-12
CIK 1017137

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

The issuer’s revenues for the fiscal year ending December 31, 2007 were $9,403,603.

As of March 12, 2008, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant (affiliates for these purposes being the registrant’s directors, executive officers and holders of more than 10% of the Registrant’s common stock on such date), computed by reference to the last sales price at which the common stock was sold was $1,854,094.

As of March 12, 2008 the issuer had 33,600,251 outstanding shares of Common Stock

Transitional Small Business Disclosure Format: Yes  ☐    No  ☑

PART I

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

Although we believe that the expectations reflected in these forward-looking statements are based upon reasonable assumptions, no assurance can be given that such expectations will be attained or that any deviations will not be material. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Annual Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. We disclaim any obligation or undertaking to disseminate any updates or revision to any forward-looking statement contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

ITEM 1.	Description of Business

We were originally formed in 1985 as Applied Intelligence Group, an Oklahoma corporation. In 1998, we changed our name to The viaLink Company. In 1999, we reorganized as a Delaware corporation. On December 31, 2004, we merged with Prescient Systems, Inc. (Prescient Systems) and changed our name to Prescient Applied Intelligence, Inc.

OVERVIEW

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

Our solutions address the primary concern of retailers and suppliers today: out of stock merchandise.  According to the Grocery Manufacturers Association Out of Stock Survey (GMA Survey), the amount of lost sales due to out of stock merchandise is substantial – over $6.0 billion annually, and almost 50% of all out of stock merchandise is caused by poor store ordering. Our retail supply chain and replenishment solutions provide trading partners with the ability to clearly see real-time demand and use that knowledge to drive supply chain efficiency. The results are more accurate ordering and replenishment, lower inventory levels, and fewer out of stock merchandise.

Our solution set includes:

•	Store Level Replenishment (SLR)
•	Vendor Managed Inventory (VMI)
•	Scan Based Trading (SBT)
•	Visibility & Analytics (V&A)
•	Global Data Sync Adaptor (GDS)
•	Enterprise Demand & Distribution Planning (ED&EP)
•	Production Line Sequencing
•	Professional Services
We have organized our sales operations to address several key markets: Supply Chain, focused primarily on manufacturers, distributors, and suppliers in the consumer products industry, and Advanced Commerce, focused on large mass merchandise, grocery, chain drug stores, electronics, and other “big box” retailers. In addition, we have a professional services organization that provides assessments, implementation services, and support functions to our entire array of customers.

We market our solutions to companies primarily throughout North America, with a small percentage of business in Europe. Our customers include many leading consumer goods and retail organizations, including Meijer, SUPERVALU, Sunny Delight Beverage Company, Russell Stover Candies, and Crayola, among others.

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

IT Cost Containment

In order to stay focused on the consumers, retailers need to free up working capital to invest in merchandising and promoting products, creating the need to operate more efficiently. Management believes, that between now and 2009, retailers will invest in commercially available software systems to replace internally developed applications because they can no longer afford to support them. Industry analysts suggest that retailer software spending will move towards technology capabilities like demand planning and global supply network visibility – applications that use consumer demand information to optimize merchandising plans and drive more efficient store execution.

Software as a Service

Faced with lower IT budgets and the need for rapid return on investment, management believes that chief information officers are hesitant to invest money up front to buy software only to realize later that the product did not deliver what they expected. An alternate model is Software as a Service (Saas), where the customer subscribes to, rather than licenses, the software. We believe companies want the choice of entering into either a subscription-based contract or software license purchase, based on the particular application and their overall business strategy. Therefore, we offer both subscription-based services and traditional license-based contracts.

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

The following are our strategies to achieve our objective:

•
Management believes that we are the only company to provide solutions that serve both suppliers and retailers by coupling supply chain planning solutions with retail programs to drive results at the store shelf. We believe our position as the only company to offer solutions that address the needs of both retailers and suppliers, from the capture of scan sales data to increased supply chain efficiencies to stocked shelves, provides us with the opportunity to attract a critical mass of retailers and suppliers.

•
Deliver technology that focuses on the consumer experience. We expect this will be accomplished through an emerging industry trend that analysts have labeled DDSN — the Demand-Driven Supply Network, alternately known as the Consumer-Driven Supply Network or Customer Focused Differentiation. Our solutions support this trend, emphasizing the need to focus on real-time consumer demand through collaboration between retail trading partners.  Our solutions integrate demand data (gathered at the point of sale) into the end-to-end supply chain network of consumers, retailers, consumer product manufacturers, distributors, and raw material suppliers. The ultimate goal is to ensure a positive shopping experience for the consumer.

•
Deliver the majority of solutions through subscription-based offerings. Our advanced commerce solutions have historically been offered through a subscription-based model. Positioned effectively for the industry shift toward SaaS solutions, we derived 62% of our revenue in 2007 from subscription-based contracts.

•
Provide cost-effective solutions that are fast and easy to implement. We believe that our on-demand model removes many of the traditional barriers to technology adoption, enabling retailers and suppliers to implement our solutions quickly, with less risk, fewer resources and reduced up-front investment.

•
Build strategic alliances and business relationships. We combine and complement our solutions with the competencies of third parties, including consulting firms and technology providers like MicroStrategy and Microsoft. We are a Microsoft Business Solutions ISV partner, and also partner with various Microsoft resellers. We are actively engaged in key industry associations, including: Private Label Manufacturer’s Association and Texas A&M University’s Center for Retailing Studies.

•
Seek growth opportunities through mergers, acquisitions and strategic transactions. We intend to seek growth opportunities to enhance stockholder value by considering acquisitions, combinations or other strategic transactions.

 SOLUTIONS

In a typical retail marketplace, there is a strong relationship between retailers, suppliers, and consumers.  The points where their distinct needs intersect are where the real challenges exist.  Our solutions address the challenges inherent in the retail demand chain.

We believe that the consumer is at the center of the retail transaction. Our solutions facilitate the flow and use of demand data between retailer and supplier, allowing trading partners to gather, cleanse, analyze, and respond to consumer demand. This greater understanding of consumer trends and needs directly impacts performance at the store shelf, increases sales, and reduces overall costs.

Our solutions provide visibility into consumer demand at the point of sale, driving the flow of goods, and allowing retail trading partners to focus on value-added activities at store level, such as keeping shelves stocked with merchandise.  According to the GMA Survey, retail grocers incur lost sales of over $6.0 billion resulting from out of stocks (empty shelves), and once lost, the sales can never be recovered.

Our solutions provide suppliers and retailers with benefits throughout the retail demand chain, from new product introduction through invoicing and support, planning and execution, and enhanced analysis including:

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
Our comprehensive offering consists of the following solutions:

Store Level Replenishment (SLR). Many retailers are placing the responsibility of replenishing product at the store shelf directly onto the suppliers who bring that product into the store. Avoiding overstocks and under stocks, particularly with highly promoted products such as ice cream or bread, has been a challenge for direct store delivery (DSD) suppliers. Our SLR solution provides these suppliers with visibility into store level movement and activity, and generates replenishment orders based on point of sale data. Suppliers using this solution are able to optimize store-level demand forecasting and replenishment, resulting in fewer out of stocks and lost sales. Retailers benefit by having product on the shelf.

Vendor Managed Inventory (VMI). VMI programs are gaining in popularity because suppliers have come to realize that VMI offers the opportunity to better align themselves with their trading partners and add value to those relationships. Our VMI solution provides collaboration tools that increase supply chain efficiencies, lower inventory, and enhance trading partner relationships. The solution is pre-mapped to the specific requirements of each trading partner for the transfer of electronic data directly into our system. This enables suppliers to analyze retailer-supplied demand information, automatically generate orders for each customer, set inventory policy at the retailer’s distribution center and monitor on-going inventory levels, determine which items need to be replenished, and how to ship them most cost-effectively. Our VMI suite has the flexibility and functionality to scale to accommodate new trading partners. Our solution delivers real value for suppliers through fewer out-of-stocks, increased inventory turns, and increased customer satisfaction and loyalty.

Scan Based Trading (SBT). Our SBT solution eliminates supply chain inefficiencies and helps retailers and suppliers get product to the store shelves more quickly, efficiently, and profitably. SBT is an advanced commerce practice where the supplier retains ownership of the inventory until it scans at the cash register. Once the retailer and supplier agree to begin an SBT relationship, the first step is item and price authorization. This process matches retailer and supplier product data to eliminate invoice discrepancies at the point of sale. Our SBT system receives the scan sales data and maintains it in a repository to ensure that product movement data is available to all members of the trading community. SBT is offered as a hosted service, so implementation is immediate and the application is readily available.

Visibility & Analytics (V&A). Our V&A solution is a web-based business intelligence tool that helps retailers and suppliers improve performance at store level. The V&A suite consists of a foundational data layer and a set of specifically-focused modules, including: V&A Shrink (for DSD suppliers who are conducting SBT with Prescient); V&A Sales (tracks trends by store, item, etc.); V&A Inventory (analyze in-stock position and product flow); and V&A Performance Analysis (a scorecarding module).  This solution is easily configurable to include data attributes that facilitate decision-making, such as geography, product groups, or routes. The ability to access and analyze accurate and timely data is critical to keeping shelves stocked.

Global Data Sync Adaptor (GDS Adaptor). Our GDS Adaptor provides retailers with a “one pipe” solution for receiving data from their Global Data Synchronization Network (GDSN) and non-GDSN suppliers. The GDS Adapter enables retailers to synchronize and receive item and price data in the format of their choice, for whatever items they specify, no matter where the data originates. Suppliers publish their data to their desired data pool, which is routed through our GDS Adapter. Suppliers who don’t publish to a pool can send their data directly to us.

Enterprise Demand & Distribution Planning (ED&DP). Our ED&DP solution helps users analyze POS data and other demand signals to gain insight into customer demand. Suppliers have visibility into historical data – seasonal events, promotions, and buying trends – to facilitate accurate forecasting. Our software assesses how inventory will be impacted, then calculates recommended stocking levels, considers service level goals, and develops a time-phased replenishment plan.  The solution brings demand data into one place, and will determine whether orders should come from existing inventory or if new production or procurement is necessary. And it is extremely flexible, so it can be configured to meet the needs of any company’s supply chain processes.

Inventory & Replenishment Planning. Part of ED&DP, the Inventory & Replenishment Planning modules help customers achieve balance between inventory investment and optimal customer service levels. In addition, it synchronizes all the elements affecting inventory to ensure product is available for timely distribution to customers.  Users can easily manage the complex sets of data and parameters that impact their businesses, including seasonal builds, desired service levels, and manufacturing constraints. The solution considers consumption rates and inventory levels, and automatically calculates time-phase safety stocks and replenishment quantities for each item and each location.

New Product Introduction and Product Profiling.  Also part of our ED&DP suite, New Product Introduction and Product profiling facilitate new product introductions, conduct promotion analysis, and manage the product lifecycle. By providing a detailed analysis of past demand patterns and applying that data to similar products, these modules help customers understand what makes a product launch successful, how a promotion will impact demand forecasts and revenue streams, and how long a product is likely to be profitable. They also create seasonality profiles and help manage inventory pipeline fill requirements through increased visibility into consumer demand.

Production Line Sequencing. Our Production Line Sequencing solution is a robust software application that enables more effective use of resources to meet customer demand and corporate goals. Production Line Sequencing works with existing enterprise resource planning (ERP) systems, combining master data with the latest forecasts, customer orders, on-hand inventories, and planned receipts to generate production plans and master production schedules.

PROFESSIONAL SERVICES

We provide professional consulting services to ensure that our solutions are seamlessly integrated into our customers’ business processes as quickly and efficiently as possible. In addition to implementation of our solutions, we have developed a portfolio of service offerings designed to deliver unparalleled performance throughout the lifecycle of the customer’s solution. Specific services are tailored to each customer and include the following: implementation, business optimization, technical services, education, business process outsourcing, and advisory services. The intent of such services is to support our clients’ business operations by enabling them to maximize the speed, effectiveness, and overall value of our offerings. We believe that the ability to create value for our customers is critical to our long-term success.

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

Our advanced commerce services production operations are housed and hosted in a facility that is secured through a variety of technical and physical protection mechanisms, including a full-time staff. The facility provides redundant infrastructure such as backup utilities and communication lines to support a high availability operation. The servers hosting these services include fail-over capability, with redundant data storage and communications resources.

Our suite of supply chain solutions is built on a common data model, has a common user interface, and offers an integration module that easily connects our applications with other enterprise applications such as ERP or continuous replenishment model (CRM) systems. Supported database platforms include Oracle and SQL Server. We expect to issue a major software release on an annual basis, and expect to provide service packs with enhancements throughout the year.

SALES AND MARKETING

We sell our advance commerce products and services through our direct sales force to US retailers and their community of suppliers.  We sell our supply chain planning solutions through our direct sales force as well as select channel partners, primarily to US suppliers, manufacturers, and distributors.  To further increase sales, we intend to expand our sales force in 2008, as well as increase our marketing efforts.

Sales strategies include:

•
The network effect: By targeting leading retailers and suppliers and providing the services necessary to create efficiencies for all participants, the value to each participant using our advanced commerce services increases with the addition of each new participant, increasing the overall value of the solution. Consequently, our best sales and marketing support often comes from our existing customers

•	Partnerships: To further our penetration into the mid-market sector, we are a Microsoft Business Solutions ISV partner, and are integrated with Microsoft’s mid-market ERP package, Microsoft Dynamics.
•
Industry consultants: We maintain working relationships with several industry consultants who have extensive expertise in various segments of the market, such as retail effectiveness and trade promotion management.

Our marketing strategy is to create programs that give prospects a compelling reason to contact us, whether in response to an offer, register for an on-line event, or request information from our website.  This is what we refer to as inbound lead generation.  Typically, inbound leads (where a prospect reaches out to us) have a much higher likelihood of making it into our sales pipeline than an outbound lead (where we have contacted a prospect through outbound activities).

To support this strategy, our marketing programs include: electronic campaigns in relevant industry newsletters and daily clipping services; and integrated campaign in the industry’s leading consumer goods manufacturing publication; targeted direct mail and electronic campaigns featuring specific solutions; public relations activities such as regular announcements, by-lined articles, company mentions in industry articles, and customer testimonials; a series of podcasts that feature both Prescient solutions and client interviews; identification of the available market for both retailers and suppliers; bi-monthly electronic communications to our database of prospects and clients; and informative, dynamic content on our web site.

CLIENTS

We service over 600 clients – manufacturers, wholesalers, distributors, suppliers and retailers – from small companies to regional retail chains to large national companies whose names are well known.

Some of our clients include:

•	Retailers and Wholesalers: Ahold, CVS, Meijer, Rite Aid, Schnuck Markets, Sunoco, SUPERVALU, WinCo Foods, and Winn-Dixie.
•
Suppliers: Allen’s Canning, Attends Health Care Products, Bimbo Bakeries, BIC Corporation, Boar’s Head, Bush Brothers, Churchill China, Cliffstar, Coors Brewing Company, Crayola, Dean Foods, Domino’s Pizza, Dreyer’s/ Edy’s Grand Ice Cream, Flowers Foods, General Nutrition Corporation, George Weston Bakeries, Hallmark, I & K Distributors, Interstate Brands, J.M. Smucker Co., NutriSystem, Pepperidge Farm, Perfection Bakeries, Ranir, Riviana Foods, Rhodes International, Russell Stover Candies, Sara Lee Bakery Group, Schwan’s Consumer Brands, Snyder’s of Berlin, Well’s Dairy, Wyeth, and Zondervan.

One customer individually accounted for 16% of our total revenues in 2007.  The same customer accounted for 12% of our total revenues in 2006.

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

As the cost-savings and benefits of scan based trading become more mainstream, direct competition for advanced commerce and Visibility & Analytics services will continue to develop and increase in the future, coming from several potential sources, including but not limited to:

•	Large enterprise-wide software vendors, developers and integrators such as Oracle and SAP;
•	B2B exchanges such as 1SYNC and Agentrics;
•	Consulting firms such as CGEY;
•	Existing industry participants who may attempt to deploy their proprietary systems as industry solutions; and
•	Business intelligence technology platforms such as Microsoft, MicroStrategy, SAS and Cognos.
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

The market for our supply chain solutions currently has more direct competitors. Our competitors offer a variety of solutions directed at various aspects of the supply chain, as well as the enterprise application market as a whole. These include, but are not limited to:

•	Supply Chain vendors such as Logility/Demand Solutions who will compete primarily on functionality, domain expertise, and price;
•
Major Enterprise Resource Planning (ERP) software vendors, developers and integrators such as SAP, Oracle, and JDA, each of which offers ERP solutions that currently incorporate supply chain management modules. SAP and Oracle are also marketing more aggressively to the mid-market;

•
Mid-market ERP vendors such as Ross Systems (a division of CDC Corporation) and Infor, who also offer supply chain capabilities and will position their solutions as offering one-stop shopping to mid-market prospects; and

•	Niche players for VMI & SLR such as IBM and Market6, respectively, who focus exclusively on continuous replenishment planning solutions for warehouse and DSD environments.
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

PRODUCT DEVELOPMENT AND ENHANCEMENT

All development of our advanced commerce services and supply chain software is conducted by an in-house staff that consists of development, quality assurance, technical writing and technical support personnel. During the year ended December 31, 2007, we spent approximately $1.15 million on research and development expenses.

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

EMPLOYEES

As of December 31, 2007, we had 39 full-time employees: nine employed in sales and marketing; 12 employed in technical development; 14 employed in customer operations and support; and four employed in administration, finance and accounting. We also had three part-time consultants.

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

Keep these risks in mind when you read “forward-looking” statements elsewhere in this Form 10-KSB. These are statements that relate to our expectations for future events and time periods. Generally, the words “anticipate,” “expect,” “intend,” and similar expressions identify forward-looking statements. Forward-looking statements involve risks and uncertainties, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements. Please see “Special Cautionary Note Regarding Forward-Looking Statements” above in this Item 1.

We have only recently achieved profitable operations and we may incur operating losses in the future, resulting in a deterioration of our cash position.

Our existing cash and cash equivalents, expected cash flow from operations, and available borrowings under a Financing Agreement by and between us and Sand Hill, dated May 25, 2006 (Financing Agreement), are expected to be sufficient to meet our projected operating and capital requirements.  However, in the event we fail to maintain profitable operations, our cash position will deteriorate. As a result, we may need additional financing. No assurances can be given that we will continue to maintain profitable operations in the future, and that funding will be available when we need it on terms that we find favorable, if at all.

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

Our failure to adequately expand our direct sales force has and will continue to impede our growth.

We expect to be substantially dependent on our direct sales force to obtain new customers and to manage our customer base. We believe that there is significant competition for direct sales personnel with the advanced sales skills and technical knowledge we need. Our inability to adequately recruit and retain a significant sales force has impeded our sales growth, and our ability to achieve significant growth in revenue in the future will depend, in large part, on our success in recruiting, training, and retaining sufficient direct sales personnel. New hires require significant training and may, in some cases, take more than a year before they achieve full productivity. Our recent hires and planned hires may not become as productive as we would like, and we may be unable to hire sufficient numbers of qualified individuals in the future in the markets where we do business. If we are unable to hire and develop sufficient numbers of productive sales personnel, sales of our products and services may suffer.

Our client base is concentrated and our success depends in part on our ability to retain existing customers and subscribers.

If one or more of our major advanced commerce clients were to substantially reduce or terminate their use of our services, our business, operating results and financial condition would be harmed, as evidenced by the loss of revenue associated with one such client which terminated its relationship with us in the second quarter of 2007.  This client accounted for approximately 6% of our total revenues in 2007 and 13% in 2006. The amount of our revenue attributable to specific clients is likely to vary from year to year. We do not have long-term contractual commitments with any of our current clients, and our clients may terminate their contracts with little or no advance notice and without significant penalty. As a result, we cannot be certain that any of our current clients will be clients in future periods. A client termination would not only result in lost revenue, but also the loss of client references that are necessary for securing future clients. For the year ended December 31, 2007, subscription revenue comprises 62% of our total revenue and approximately 67% of our subscription revenue was derived from our five largest clients. Our largest client accounted for approximately 16% of total revenue for year ended December 31, 2007.

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

As of December 31, 2007, SDS Capital Group SDC LTD and its affiliate, CGA Resources, LLC and its affiliates, and NewSpring Ventures owned approximately 22%, 17%, and 10%, respectively, of our outstanding common stock on a fully diluted basis. If our controlling stockholders choose to act together, they may be able to exercise control over us, including the election of directors and the approval of actions submitted to our stockholders. In addition, without the consent of these controlling stockholders, we may be prevented from engaging in transactions that would be beneficial to our other stockholders. Therefore, the interests of the controlling stockholders may materially conflict with our interests and the interest of our other stockholders.

We have an annual limitation on the use of our tax net operating loss carry forwards.

Due to the change of ownership resulting from our merger with Prescient Systems, Inc. on December 31, 2004, we are subject to an annual limitation on the use of our tax net operating loss carry forwards.

Acquisitions or other corporate transactions may disrupt or otherwise have a negative impact on our business.

We may make acquisitions of complementary companies, technologies, and assets or otherwise engage in a corporate transaction. Future acquisitions and transactions are subject to the following risks:

•
acquisitions and other transactions may cause a disruption in our ongoing business, distract our management and other resources, and make it difficult to maintain our standards, controls, and procedures;

•	we may acquire companies in markets in which we have little experience;
•	we may not be able to successfully integrate the services, products, and personnel of any acquisition or other transaction into our operations;
•	we may be required to incur debt or issue equity securities, which may be dilutive to existing stockholders, to pay for any acquisition or other transaction;
•	we may be exposed to unknown or undisclosed liabilities; and
•	any acquisition or other transaction may not result in any return on our investment and we may lose our entire investment.
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

Ross Systems signed a technology licensing agreement with our predecessor, Prescient Systems’ on April 21, 2004, under which it licensed application code owned by Prescient Systems in order to resell and build out a Ross-specific solution based upon Prescient Systems’ technology. The agreement with Ross included a non-compete clause that restricted Ross’ ability to compete with Prescient Systems for one year. Ross is no longer prohibited from selling directly into our customer base with a competing solution. Therefore, we may have to compete against solutions provided by Ross that are based on our own technology, although Ross does not have any rights to any technology developed by us since April 21, 2004. Ross also has the ability to partner with other providers of consumer goods industry point solutions, thus rounding out Ross’ ERP solution. If Ross is able to offer a more robust solution to the consumer goods industry, there can be no assurance that we will be able to offer comparable functionality. Therefore, there can be no assurance that we will be able to compete effectively against Ross.

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

Our stockholders will experience dilution in connection with the exercise of warrants and stock options into shares of our common stock, the conversion of shares of our preferred stock into shares of our common stock, or the restructuring of any of our outstanding senior securities. As of December 31, 2007 we had:

•	outstanding warrants exercisable into approximately 5.7 million shares of our common stock;
•	outstanding stock options exercisable into approximately 7.1 million shares of our common stock; and
•	outstanding shares of preferred stock convertible into approximately 20.8 million shares of our common stock.
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

•
Approximately 7,634 square feet of office space in West Chester, Pennsylvania. This lease expires April 30, 2010. The lease requires monthly rental payments $11,061 subject to customary annual operating expense escalations. This location serves as our corporate headquarters.

We believe that our existing facilities are adequate for our current needs and that additional space will be available as needed.

ITEM 3.	Legal Proceedings

We are not party to any legal proceedings.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

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

	Common Stock Price
	High	Low
2007:
First Quarter	$.12	$.06
Second Quarter	.15	.07
Third Quarter	.14	.07
Fourth Quarter	.11	.07

2006:
First Quarter	$.30	$.12
Second Quarter	.21	.15
Third Quarter	.24	.06
Fourth Quarter	.11	.04

As of March 12, 2008, there were approximately 273 holders of record of our common stock.

DIVIDEND POLICY

We have never declared or paid cash dividends on our capital stock and do not intend to pay cash dividends on our capital stock for the foreseeable future. The Certificate of Designations for our Series E Preferred Stock prohibit the payment of dividends on our common stock unless and until all accrued and unpaid dividends on our Series E Preferred Stock have been paid in full.   We currently expect to retain any future earnings to fund the operation and expansion of our business. Any future determination as to the payment of dividends will be at the discretion of our board of directors.

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

Although we believe that the expectations reflected in these forward-looking statements are based upon reasonable assumptions, no assurance can be given that such expectations will be attained or that any deviations will not be material. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Annual Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. We disclaim any obligation or undertaking to disseminate any updates or revision to any forward-looking statement contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

We generate substantially all of our revenue from within the United States. During the year ended December 31, 2007 and 2006, approximately 96% and 98%, respectively, of our total revenue was generated within the United States. Approximately 4% and 2% of our total revenue was generated from Europe and Canada in 2007 and 2006, respectively.

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

Losses from operations are one factor that the carrying amounts of any of our assets may not be recoverable. We performed an analysis comparing estimated future cash flows to the carrying value of our assets at December 31, 2007. The analysis did not indicate that impairment exists as of December 31, 2007. The estimated future cash flows were based upon certain assumptions and are dependent upon future performance. See “Additional Factors That May Affect Future Results” for factors that may cause operations to vary from our estimates. If actual results differ from the estimated future cash flows impairment may be evident in future periods.

Goodwill and Other Intangible Assets.  Goodwill and other Intangible Assets represent the excess of costs over fair value of assets of business acquired. Goodwill and intangible assets acquired in the purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of FASB Statement No. 142, Goodwill and Other Intangible Assets. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. The occurrence of certain events may be indicators that goodwill is impaired and therefore require us to test for impairment other than annually.

Determining fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual results may differ from those estimates.  Our goodwill impairment analysis, which was perfomed as of December 31, 2007, did not result in an impairment charge.

Stock Based Compensation.  We account for stock based compensation under SFAS No. 123R, which requires that share-based payments be reflected as an expense based upon the grant-date fair value of those awards. The expense is recognized over the remaining vesting period of the awards. The Company estimates the fair value of these awards using the Black-Scholes model. This model requires management to make certain estimates in the assumptions used in this model, including the expected term the award will be held, volatility of the underlying common stock, discount rate and forfeiture rate. We develop our assumptions based on our past historical trends as well as consider changes for future expectations.

Results of Operations

Comparison of 2007 to 2006

Revenues. Our revenues are comprised of revenues for subscriptions for our advanced commerce solutions, as well as license, maintenance and services revenues for our retail-centric solutions. The following table sets forth for the periods indicated the components of revenue included in our consolidated statements of operations:

	For the year ended December 31,
	2007	2006
Revenues:
Subscription services	$5,830,449	$5,792,739
Licenses	595,527	649,081
Maintenance	1,592,097	1,621,330
Professional services	1,385,530	1,181,075
	$9,403,603	$9,244,225

Subscription revenues were $5.8 million in 2007, up slightly from 2006. Continued subscription revenue growth is dependent upon the number of subscribers to these services, the number of trading partners with which they are exchanging data (connections), and upon increasing the number of connections between our existing customers and adding new customers. The rate at which the connections increase can vary significantly from one customer to another depending upon each company’s deployment strategy.   While we experienced growth in our existing communities in the year ended December 31, 2007, as compared to the same period in the prior year, and we added new customers during the year, these increases were largely offset by client cancellations attributable to a single retail hub.  This retail hub accounted for approximately 10% and 21% of total subscription revenue for the year ended December 31, 2007 and 2006, respectively.  Management believes that the loss of revenue as a result of the cancellation of this retail hub will be at least partially offset by gains in other business verticals in 2008, specifically the addition of new clients and the continued expansion of existing clients.

License revenues decreased 8% to $596,000 as compared to $649,000 in 2006.  The decrease in revenue is principally due to the sale of nine new licenses in 2007, compared to 12 new licenses in 2006.  License revenue recognition is dependent upon finalization of new arrangements and is comprised of perpetual license sales to both new customers and upgrades to existing customers.   The terms of each new license sale, as well as the revenue attributable to each license, vary depending on such factors as the number and type of products sold and permitted number of users.

Maintenance revenues were $1.6 million in 2007, down slightly from 2006. Maintenance revenue is primarily associated with new license sales and services performed with existing accounts.  Maintenance revenue is largely dependent on the number of new licenses sold during the period.  The slight decrease in 2007 is the result of the 8% decrease in the number of new licenses sold during 2007 compared to 2006.

Professional services revenue, which includes implementation, increased 17% from $1.2 million in 2006 to $1.4 million in 2007. Professional services revenue mainly results from new license installation, training, application analysis and custom enhancements. The increase is due primarily to two large contracts for custom enhancements completed in 2007, which accounted for approximately $400,000 or 29% of the total professional services revenue in 2007.

Customer Operations and Support. Customer operations and support expense consists of personnel costs associated with implementation, consulting and other services and costs of operating, maintaining and accessing technical operations and hosting facilities in support of our advance commerce offerings. Customer operations and support expense also includes the cost of providing support and maintenance to customers. Our customer operations and support expense decreased to $2.7 million in 2007, as compared to $3.5 million in 2006. The decrease is due primarily to reductions in personnel costs of $222,000 resulting from a decrease in headcount from 17 at December 31, 2006 to 14 at December 31, 2007, and decreased data center costs of $508,000, offset by increases of $30,000 in maintenance agreements, $24,000 in hosting expenses, and $11,000 in equipment rentals related to the transition of the HP data center to Fastech in August 2006.

Development. Development expense includes personnel and professional fees incurred for product development, enhancements, upgrades, and quality assurance and testing across both advanced commerce and supply chain product offerings. Our development expenses decreased to $1.2 million in 2007 as compared to $1.4 million in 2006. The decrease is due primarily to reductions in personnel costs of $219,000, offset by an increase of $14,000 in communication costs.

Selling and Marketing. Selling and marketing expense consists primarily of personnel costs, travel, sales lead generation fees, public relations fees, seminars and conferences. Selling and marketing expense decreased to $1.8 million in 2007, as compared to $2.0 million in 2006. The decrease in 2007 is principally attributable to decreases in the following: personnel costs of $99,000, travel expenses of $68,000, and marketing expenses of $69,000.  We currently  intend to add sales staff in 2008 and, therefore, anticipate an increase in our selling and marketing expenses in 2008 compared to 2007.

General and Administrative. G&A expense consists primarily of the personnel and other costs for the administration of our financial, human resources and executive requirements, and the fees and expenses associated with legal, accounting and other services. G&A expense decreased to $2.0 million in 2007, as compared to $3.1 million in 2006. This decrease is due to a decrease in bad debt expense of $140,000, decreases in legal and accounting fees of $247,000, workers compensation of $41,000, and communication charges of $61,000. Further decreases include $226,000 in personnel costs, $133,000 in office rent, and reduction in stock-based compensation expense of $96,000.

Depreciation and Amortization. Depreciation and amortization expense decreased to $472,000 in 2007 as compared to $506,000 in 2006. Depreciation of property plant and equipment increased $10,000 while amortization expense decreased $44,000 due to the full amortization in 2006 of certain intangible assets recorded in 2004 related to our merger with Prescient Systems, Inc. (Merger).

Other Income (Expense).  We recorded interest expense of $258,000 and $91,000 in 2007 and 2006, respectively, related to a promissory note issued to Tak Investments, LLC (Tak), a former affiliate and supplier of ours, pursuant to a Settlement Agreement between us and Tak in July 2006 (Tak Note). The interest expense paid to Tak includes payments required under the terms of the Tak Note through December 31, 2007, plus amortization of the warrant issued to Tak under the terms of the Settlement Agreement, which was recorded as a discount on the Tak Note payable, and is being amortized to interest expense over the term of the Tak Note. Additional interest in the amount of $3,000 was paid to Sand Hill Finance, LLC (Sand Hill) in 2007 as compared to $26,000 in 2006, in conjunction with a Financing Agreement we entered into with Sand Hill, dated May 25, 2006 (Financing Agreement).  We also paid interest of $5,000 in both 2007 and 2006 related to financing our director’s and officers’ insurance policy.

Accrued damages to stockholders in the amount of $45,000 in 2006 represents contractually obligated penalty payments arising from registration rights agreements with certain preferred stockholders.  There were no such accruals in the current period.

Tax provision.   For the year ended December 31, 2007, we had a taxable profit that was offset by previously unrecognized Federal and state tax loss carryforwards.  However, the Federal alternative minimum tax system imposes an overall 90% limitation on the amount of tax loss carryforwards that can be utilized to reduce taxable income in any given year.  As a result of these limitations, we were subject to the Federal alternative minimum tax on approximately 10% of taxable income and recorded an income tax provision of $29,071.

Deemed Dividend on Series E Preferred Stock. In connection with the conversion price reset provision of our Series E Preferred Stock, we recorded a non-cash charge of $1.2 million and $359,000 in 2007 and 2006, respectively, that represented the deemed dividend relating to the intrinsic value of the beneficial conversion feature of the preferred stock (see Note 10 in the Notes to Consolidated Financial Statements).

Liquidity and Capital Resources

Our principal sources of liquidity are cash on hand and cash generated from current operations. As of December 31, 2007, we had cash and cash equivalents of $2.6 million, which, together with expected cash flow from operations, are expected to be sufficient to meet our operating and capital requirements for the next 12 months.  We have incurred operating losses and negative cash flow in the past, however, and may incur operating losses in the future.  In addition, spending is anticipated to increase in the future for further technology and product development and other technology and database costs, and due to an expected increase in the number of sales personnel.   As a result, our cash and cash equivalents may decrease in subsequent periods.  Management continues to be focused on achieving positive cash flow from operations by carefully managing expenses, and pursuing sales efforts with (a) new retailers to create new communities, (b) small to medium size suppliers for the use of the supply chain software and (c) suppliers that will become subscribers to our advanced commerce services within existing and new hub communities.

During the year ended December 31, 2007, $2.0 million was provided by our operating activities. Cash provided by operating activities during 2007 reflects a net income of $1.0 million which includes non cash items such as, $472,000 of depreciation and amortization, non-cash compensation expense of $205,000, and $18,000 provision for doubtful accounts.  Other primary provisions of cash include an increase in accounts payable and accrued liabilities of $86,000 and a decrease in accounts receivable of $183,000 due to improved collection efforts during the year.

During the year ended December 31, 2007, approximately $89,000 was used in our investing activities reflecting capital expenditures.

Our Financing Agreement with Sand Hill allows us to assign certain accounts receivable to Sand Hill and for Sand Hill to advance up to $1.0 million to us in contemplation of the collection of those accounts receivable. As of December 31, 2007, no amounts were owed to Sand Hill under the terms of the Financing Agreement. Sand Hill is entitled to full recourse against us for any uncollected accounts. Accordingly, the Financing Agreement is accounted for as a debt instrument collateralized by accounts receivable. The Financing Agreement has an initial term of one year with automatic renewals on an annual basis, but either party may terminate it at any time upon notice to the other.

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

On July 31, 2006, we entered into the Settlement with Tak. Under the terms of the Settlement Agreement, we issued a three year secured promissory note, in the principal amount of $2,558,348 that bears interest at the prime rate plus 2% (9.25% at December 31, 2007).  The Tak Note is payable in monthly payments of $30,000, which includes interest, with the remaining amounts of principal and interest, equal to approximately $2,152,000, due in August 2009.  The Tak Note has an outstanding principal balance, net of the debt discount, of $2,398,000 at December 31, 2007. A loss of $1.2 million is included in our consolidated statements of operations for the year ended December 31, 2006, resulting from the recognition of costs and fees, reversal of certain accruals and the effect of recapitalization related to this settlement. (See Note 7 in the Notes to Consolidated Financial Statements for further details regarding the Settlement Agreement).

Set forth below is a summary of our current obligations as of December 31, 2007 to make future payments due by the period indicated below, excluding payables and accruals.

	Total	Within 1 year	2 - 3 years	4 - 5 years
Contractual Obligations

Rental lease obligations	$656,000	$224,000	$364,000	$68,000
Equipment lease obligations	362,000	136,000	226,000	-
Obligations in connection with Fastech data center	732,000	477,000	255,000	-
Obligations in connection with Tak Promissory Note (1)	2,722,000	360,000	2,362,000	-
	$4,472,000	$1,197,000	$3,207,000	$68,000

(1)	Includes interest payable to August 2009.

Off Balance Sheet Agreements

As of December 31, 2007, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, that had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Recently Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities", which includes an amendment to FASB Statement No. 115 (SFAS 159).  SFAS 159 permits entities to choose, at specified election dates, to measure eligible financial assets and financial liabilities at fair value (referred to as the “fair value option) and report associated unrealized gains and losses in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We do not expect SFAS 159 to have a material effect on our financial position or results of operations.

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS 157 does not require any new fair value measurements. However, for some entities, the application of SFAS 157 will change current practice. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The future implementation of SFAS 157 is not expected to have a significant effect on our financial statements.

ITEM 7.	Financial Statements

See Index to Financial Statements on Page F-1 of this Annual Report on Form 10-KSB.

ITEM 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 8A(T).	Controls and Procedures

Disclosure Controls and Procedures.

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) was carried out by us under the supervision and with the participation of our President, who serves as our principal executive officer, and our Interim Chief Financial Officer, who serves as our principal financial officer.  Based upon that evaluation, they concluded that as of December 31, 2007, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) that such information is accumulated and communicated to management, including our president, in order to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934.  Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our President, who serves as our principal executive officer, and our Interim Chief Financial Officer, who serves as our principal financial officer, conducted an evaluation of the effectiveness of internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.  Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act ) that occurred during the fiscal quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This report shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of that section, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Changes in Internal Control Over Financial Reporting

During our last fiscal quarter of 2007, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.	Other Information

None.

PART III

ITEM 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers

The following table sets forth information concerning our executive officers and directors as of December 31, 2007:

Name	Age	Position

Jane F. Hoffer	42	Chief Executive Officer and Director
Daniel W. Rumsey	46	Interim Chief Financial Officer, Chairman of the Board of Directors
Patrick L. Kiernan	63	Director
Michael A. DiPiano	49	Director
Warren D. Jones	65	Director
Mary Lou Fox	65	Director

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

Daniel W. Rumsey has served as Chairman of our board of directors since December 2004, following his election in connection with the merger between our predecessor, The viaLink Company and Prescient Systems on December 31, 2004. Following the resignation of our Chief Financial Officer in November 2006, Mr. Rumsey assumed the responsibility of Interim Chief Financial Officer. He is currently the Chief Executive Officer and Chairman of the Board of Directors of Azzurra Holding Corporation, a public company which recently emerged from Chapter 11 of the U.S. Bankruptcy Code. From 2003 to March 2006, Mr. Rumsey held various other positions at Azzurra Holding Corporation including Vice President, General Counsel and Secretary, Chief Financial Officer and Acting Chief Executive Officer. From 2000 to 2002, Mr. Rumsey was Vice President and General Counsel of Knowledge Kids Network, Inc., a multi-media education company. Prior to joining Knowledge Kids Network, Inc., Mr. Rumsey was the President and General Counsel of Aspen Learning Systems and NextSchool, Inc., which he joined in February 1997. Mr. Rumsey sold Aspen Learning Systems and NextSchool to Knowledge Kids Network in 1999. Mr. Rumsey has an extensive legal and finance background, dating back to 1987 when he served as a staff attorney in the SEC’s Division of Corporation Finance. In addition to serving on the Board of Directors of Azzurra Holding Corporation, Mr. Rumsey serves on the board of directors of World Racing Group, Inc. and XELR8 Holdings, Inc.

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

Audit Committee. We have established a standing audit committee in accordance with 3(a)(58)(A) of the Exchange Act that makes recommendations to our board of directors regarding the selection of an independent registered public accounting firm, reviews the results and scope of our audits and other accounting-related services and reviews and evaluates our internal control functions. Our audit committee is comprised of Messrs. Jones (Chair) and Kiernan. Our board of directors has determined that Mr. Jones is an “audit committee financial expert” as currently defined under the SEC rules implementing Section 407 of SOX.

Compensation Committee. We have a standing compensation committee that reviews and makes recommendations to our board of directors concerning salaries and incentive compensation for our officers and employees. Our compensation committee also administers the 2007 Equity Incentive Plan. Our compensation committee is currently comprised entirely of directors, each of whom is (a) “independent” as defined by the listing standards of The Nasdaq Stock Market, (b) a “non-employee director” as defined in Rule 16b-3 of the Exchange Act and (c) an “outside director” as defined for the purposes of Section 162(m) of the Internal Revenue Code. The members of the compensation committee are Ms. Fox and Mr. Kiernan (Chair).

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

Based solely on our review of the copies of any Section 16(a) forms received by us or written representations from the Reporting Persons, we believe that with respect to the fiscal year ended December 31, 2007, all the Reporting Persons complied with all applicable filing requirements.

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

 The following section sets forth summary information concerning the compensation paid to our executive officers and directors during 2007.

SUMMARY COMPENSATION TABLE

The following table sets forth certain information about the compensation paid or accrued during the last two fiscal years to our Chief Executive Officer and our Interim Chief Financial Officer, the only other executive officer who was serving at December 31, 2007, whose total compensation exceeded $100,000 in any of the last two fiscal years.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Option Awards ($)(1)		All Other Compensation ($)		Total ($)
Jane Hoffer	2007	235,385			11,317	(2)	9,750	(3)	256,452
President and Chief Executive Officer	2006	214,615	37,500	(4)	122,743	(2)	6,000	(3)	380,858

Daniel W. Rumsey(5)	2007				30,931	(6)	120,000	(5)	150,931	(5)
Chairman and Interim Chief Financial Officer	2006				20,085	(6)	28,000	(5)	48,085	(5)

(1)
The value for Option Awards in the table above represents the dollar amount recognized for financial reporting purposes for each respective year in accordance with Statement of Financial Accounting Standards No. 123R, Accounting for Stock-Based Compensation, (SFAS 123R). The dollar amount for each named executive officer varies depending on the number of options held, the fair value of such options, and the vesting terms of such options. See Note 9 of Notes to Consolidated Financial Statements for the year ended December 31, 2007 for information on the assumptions used to calculate the grant date fair value of Option Awards and the expense recognized under SFAS 123R.

(2)
Ms. Hoffer was granted options to purchase 250,000 shares of common stock during 2007, of which 83,333 will vest on September 26, 2008, and 6,945 will vest on October 26, 2008, and on the 26th of each month thereafter until fully vested. During 2006, Ms. Hoffer was granted 600,000 options, of which 349,992 vested on March 3, 2006, and 16,668 vested on March 26, 2006, and on the 26th of each month thereafter until fully vested.

(3)	Represents an automobile allowance paid to Ms. Hoffer of $6,000, in each of 2007 and 2006, and an employer contribution to Ms. Hoffer under the Company's 401(k) Profit Sharing Plan, in 2007.

(4)	Ms. Hoffer’s bonus resulted from the consummation of the merger of the Company and The viaLink Company on December 31, 2004, which was paid partially in 2005 with the remaining amount paid in 2006.

(5)
Mr. Rumsey currently serves as our Chairman, Interim Chief Financial Officer and Secretary.  Mr. Rumsey is paid $10,000 per month in his capacity as Interim Chief Financial Officer.   Amounts paid to Mr. Rumsey in 2007 and 2006 include $15,000 and $18,000, respectively, as compensation for serving on our board of directors.

(6)	Mr. Rumsey was granted options to purchase 634,921 shares of common stock during 2007, of which 277,778 vested on May 1, 2007, and 357,143 will vest on May 1, 2008.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2007

The following table sets forth information regarding unexercised options for each of the named executive officers as of December 31, 2007.

			Option Awards
Name	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Option Exercise Price ($)	Option Expiration Date
	Exercisable	Unexercisable
Jane Hoffer	222,599	-	$1.00	7/24/12
	1,200,000	-	0.21	5/26/14
	-	250,000	0.07	9/26/17
Daniel W. Rumsey	119,048	-	0.21	12/09/15
	277,778	-	0.09	05/01/16
	-	357,143	0.07	05/01/17

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

The following table sets forth information concerning the compensation of our directors during the last completed fiscal year:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)

Daniel W. Rumsey	15,000	30,931(2)	105,000(3)	150,931
Warren Jones	16,000	30,931(4)		46,931
Mary Lou Fox	12,000	30,931(5)		42,931
Patrick Kiernan	13,000	30,931(6)		43,931
Mike DiPiano	12,000	30,931(7)		42,931

(1)
The value for Option Awards in the table above represents the dollar amount recognized for financial reporting purposes for 2007, in accordance with Statement of Financial Accounting Standards No. 123R, Accounting for Stock-Based Compensation, (SFAS 123R). The dollar amount for each named executive officer varies depending on the number of options held, the fair value of such options, and the vesting terms of such options. See Note 9 of Notes to Consolidated Financial Statements for the year ended December 31, 2007 for information on the assumptions used to calculate the grant date fair value of Option Awards and the expense recognized under SFAS 123R.

(2)	As of December 31, 2007, Mr. Rumsey owned options to purchase 753,969 shares of commons stock.

(3)	Mr. Rumsey was paid $10,000 per month for providing consulting services to the Company as Interim Chief Financial Officer during 2007.

(4)	As of December 31, 2007, Mr. Jones owned options to purchase 786,869 shares of commons stock.

(5)	As of December 31, 2007, Ms. Fox owned options to purchase 783,649 shares of commons stock.

(6)	As of December 31, 2007, Mr. Kiernan owned options to purchase 753,969 shares of commons stock.

(7)	As of December 31, 2007, Mr. DiPiano owned options to purchase 753,969 shares of commons stock

Employment Agreements

On December 8, 2005, we entered into employment agreements with Jane F. Hoffer, our Chief Executive Officer.   Ms. Hoffer's employment agreement terminated on December 31, 2007.  We are currently negotiating a new agreement with Ms. Hoffer.

ITEM 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information (as of December 31, 2007)

Our stockholders have approved all of the equity compensation plans pursuant to which we are currently granting equity awards.

	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (1)
Equity compensation plans approved by security holders
Stock options	7,066,093	$0.72	3,380,935
Restricted stock(2)	273,581	$0.07	-
Equity compensation plans not approved by security holders	-	-	-
Total	7,339,674		3,380,935

(1)
On September 26, 2007, the shareholders approved the 2007 Equity Incentive Plan (2007 Plan) which replaced the 1999 Stock Option Plan/Stock Issuance Plan (1999 Plan). The aggregate number of shares of common stock that may be issued under the 2007 Plan pursuant to all types of awards shall not exceed 6,065,674 which includes, 65,674 shares which remained for issuance under the 1999 Plan. In addition, 4,654,935 options previously granted under the 1999 Plan also remain outstanding until they are either exercised of forfeited.

(2)
Awards of restricted stock may be granted under the 2007 Plan and may or may not be subject to vesting.  Vesting shall incur in full installments upon satisfaction of the conditions specified in the restricted stock agreement.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information known to us with respect to beneficial ownership of our common stock, our Series E Convertible Preferred Stock and our Series G Convertible Preferred Stock, as of March 12, 2008 by:

•
each person, or group of affiliated persons, known by us to own beneficially more than 5% of our outstanding common stock, Series E Convertible Preferred Stock and Series G Convertible Preferred Stock;

•	each of our directors;
•	each of our named executive officers; and
•	all of our current executive officers and directors as a group.
Beneficial ownership is determined in accordance with the rules of the SEC. Shares of our common stock subject to options, warrants or other derivative instruments, such as convertible preferred stock, currently exercisable or exercisable within 60 days of March 12, 2008 are deemed to be outstanding for calculating the percentage of outstanding shares of the person holding these options, warrants or other derivative instruments, but are not deemed outstanding for calculating the percentage of any other person. Percentage of beneficial ownership is based upon (i) 33,600,251 shares of our common stock outstanding, (ii) 1,657 shares of our Series E Convertible Preferred Stock outstanding and (iii) 480 shares of our Series G Convertible Preferred Stock outstanding as of March 12, 2008, as the case may be. To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table below has sole voting and investment power with respect to the shares set forth opposite such person’s name. Except as otherwise indicated, the address of each of the persons in this table is c/o Prescient Applied Intelligence, Inc., 1247 Ward Avenue, West Chester, Pennsylvania 19380.

	Common Stock		Series E Convertible Preferred Stock (1)		Series G Convertible Preferred Stock (2)
	Number	Percent of Class Outstanding	Number	Percent of Class Outstanding	Number	Percent of Class Outstanding
Directors and Named Executive Officers:
Jane F. Hoffer	2,064,961(3)	5.89%
Warren D. Jones	439,726 (4)	1.29%
Patrick Kiernan	420,176(5)	1.24%
Michael A. DiPiano	4,450,392(5)(6)(10)	13.23%
Daniel W. Rumsey	396,826(5)	1.17%
Mary Lou Fox	430,706 (7)	1.27%
Directors and Executive officers as a Group (6 persons)	8,202,787	22.10%

5% Stockholders:
SDS Capital Group SPC LTD (including Merchant Fund)	5,731,743 (8)	17.06%	383	23%	237	49%
CGA Resources, LLC	3,356,665 (9)	9.99%	460	28%	222	46%
New Spring Ventures	4,053,566 (10)	12.06%	274	17%	21	4%
Hudson Ventures	3,356,665 (11)	9.99%	205	12%

* Less than 1%

(1)
The holder of each share of our Series E Convertible Preferred Stock shall be entitled to vote such number of shares of common stock into which such share of Series E Convertible Preferred Stock could be converted for purposes of determining the shares of our common stock entitled to vote at any regular, annual or special meeting of our stockholders, and shall have voting rights and powers equal to the voting rights and powers of our common stock. The holders of our Series E Convertible Preferred Stock also have separate class voting rights with respect to certain actions proposed to be taken by us. Each share of our Series E Convertible Preferred Stock is convertible into 5,955 shares of our common stock, subject to anti-dilution provisions. However, a holder of shares of our Series E Convertible Preferred Stock may not convert such shares of Series E Convertible Preferred Stock into shares of our common stock if the number of shares of our common stock to be issued pursuant to such conversion would cause, when aggregated with all other shares of our common stock owned by such holder at such time, such holder to beneficially own in excess of 9.99% of the then issued and outstanding shares of our common stock. Such holder of shares of our Series E Convertible Preferred Stock may elect to convert such shares of our Series E Convertible Preferred Stock into greater than 9.99% of all the then outstanding shares of our common stock by giving to us 61 days advance notice of its intention to do so.

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

(3)	Includes 1,422,599 shares of our common stock issuable upon exercise of stock options and 41,153 shares of our common stock issuable upon exercise of warrants, each within 60 days of March 12, 2008.

(4)	Includes 429,726 shares of our common stock issuable upon exercise of stock options within 60 days of March 12, 2008.

(5)	Includes 396,826 shares of our common stock issuable upon exercise of stock options within 60 days of March 12, 2008.

(6)	Mr. DiPiano is the managing partner of New Spring Ventures.

(7)	Includes 426,506 of shares of our common stock issuable upon exercise of stock options within 60 days of March 12, 2008.

(8)
Does not include warrants that are exercisable into 1,331,258 shares of our common stock, shares of our Series E Convertible Preferred Stock currently convertible into 2,277,890 shares of our common stock, and Series G Convertible Preferred Stock currently convertible into 5,375,000 shares of our common stock, each upon 61 days advance written notice to us. The address of SDS is P.O. Box 174865, Cayman Corporate Center, 27 Hospital Road, Grand Cayman, E9.

(9)
Includes a maximum of 1,705,574 shares of our common stock issuable upon conversion of either of our Series E Convertible Preferred Stock or our Series G Convertible Preferred Stock, or warrants within 60 days of March 12, 2008. Does not include shares of our common stock in excess of 1,705,574 shares issuable upon conversion of either our Series E Convertible Preferred Stock or our Series G Convertible Preferred Stock or warrants, each within 61 days advance written notice to us. In the aggregate, CGA Resources, LLC holds preferred stock convertible into 7,788,788 shares of our common stock and warrants exercisable into 1,648,500 shares of our common stock. The address of CGA Resources, LLC is 590 Madison Avenue, 5th Floor, New York, NY 10022.

(10)
Does not include warrants that are exercisable into 467,070 shares of our common stock, shares of our Series E Convertible Preferred Stock currently convertible into 1,632,811 shares of our common stock, and Series G Convertible Preferred Stock currently convertible into 481,364 shares of our common stock, each upon 61 days advance written notice to us. The address of New Spring Ventures is 500 N Gulph Road, Suite 500, King of Prussia, PA 19406.

(11)
Includes a maximum of 515,683 shares of our common stock issuable upon conversion of either our Series E Convertible Preferred Stock or, or warrants within 60 days of March 12, 2008. Does not include shares of our common stock in excess of 515,683 shares issuable upon conversion of either our Series E Convertible Preferred Stock or warrants, each within 61 days advance written notice to us. In the aggregate, Hudson Ventures holds preferred stock convertible into 1,219,312 shares of our common stock and warrants exercisable into 311,579 shares of our common stock. The address of Hudson Ventures is 660 Madison Avenue, 14th Floor, New York, NY 10021.

ITEM 12.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

On August 4, 2006, we entered into a services agreement with Fastech for hardware relocation/migration services and on demand hosting services. The services agreement shall remain in effect for a period of 36 months and shall renew each term for a consecutive 36-month period until terminated by one party 120 days prior to the expiration of the then current term. Under the terms of the services agreement, Fastech is paid approximately $40,000 per month. Under the terms of the services agreement, $477,120 and $164,000 was paid or accrued to Fastech for the years ended December 31, 2007 and 2006, respectively.  Michael A. DiPiano, a member of our Board of Directors and a General Partner in NewSpring Ventures, is an affiliate of NewSpring Capital, a significant debt holder of Fastech.

On May 8, 2007, we entered into a letter of intent (LOI) with Fastech for the purchase by us of all assets of Fastech.  The LOI was subsequently terminated effective July 17, 2007.

Director Independence

Our Board of Directors currently consists of Daniel W. Rumsey, Jane F. Hoffer, Patrick L. Kiernan, Warren D. Jones, Mary Lou Fox and Michael A. DiPiano.  In applying the definition of “independent director” established by NASDAQ, the Board has determined that Patrick L. Kiernan, Warren D. Jones and Mary Lou Fox, who constitute a majority of our board of directors, qualify as “independent directors”.

We maintain separately designated audit, compensation and nominating committees. In applying the “independence standards” applicable to audit, compensation and nominating committee members established by NASDAQ, each of the members of such committees are considered “independent”.

ITEM 13.	Exhibits

 The following are included as exhibits to this report. Exhibits incorporated by reference are so indicated.

Exhibit Number	Description

2.1	Amended and Restated Agreement and Plan of Merger, dated as of May 24, 2004, by and among the Company, viaLink Acquisition, Inc. and Prescient Systems, Inc. (1)

3.1	Amended and Restated Certificate of Incorporation of the Company (2)

3.2	First Amendment to Amended and Restated Certificate of Incorporation of the Company (3)

3.3	Amended and Restated Bylaws of the Company (4)

3.4	Certificate of Designation of the Series E Convertible Preferred Stock of the Company (3)

3.5	Certificate of Correction of the Certificate of Designation relating to the Series E Convertible Preferred Stock of the Company (5)

3.6	Certificate of Designation relating of the Series G Convertible Preferred Stock of the Company (6)

3.7	Certificate of Correction of the Certificate of Designation of Series G Convertible Preferred Stock of the Company (5)

3.8	Certificate Increasing the Maximum Number of the Series G Convertible Preferred Stock of the Company (5)

4.1	Form of Certificate of Common Stock (16)

4.2	Form of Certificate of Series E Convertible Preferred Stock (16)

4.3	Form of Certificate of Series G Convertible Preferred Stock (16)

4.4	Form of Warrant for Series F Preferred Holders to Purchase Shares of Common Stock of the Company (6)

4.5	Form of Warrant to purchase shares of Common Stock of Company issued to certain note holders (7)

4.6	Form of Warrant to purchase shares of Common Stock of Company issued to Purchasers of Series E and Series F Convertible Preferred Stock and Related Senior Secured Notes (8)

10.1†	1999 Stock Option/Stock Issuance Plan (9)

10.2	1999 Stock Option/Stock Issuance Plan Form of Incentive Stock Option Agreement (16)

10.3†	1999 Employee Stock Purchase Plan (10)

10.4†	2007 Equity Incentive Plan (17)

10.5	Form of Series F Convertible Preferred Stock Purchase Agreement dated as of December 31, 2004 (3)

10.6†	Employment Agreement dated as of December 8, 2005, between the Company and Jane F. Hoffer (5)

10.7†	Employment Agreement dated as of December 8, 2005, between the Company and Thomas W. Aiken (5)

10.8	5% Demand Promissory Note between the Company as Issuer and Tak Investments, Inc. as Holder (15)

10.9	Financing Agreement dated as of May 25, 2006, between the Company and Sand Hill Finance, LLC. (11)

10.10	Office Lease Agreement dated as of May 26, 2006, between the Company and Trizec Partners Real Estate, L.P. (12)

10.11	Lease Termination Agreement dated as of May 26, 2006, between the Company and Trizec Partners Real Estate, L.P. (12)

10.12	Settlement and Mutual Release Agreement dated July 31, 2006, between the Company and Tak Investments, LLC. (14)

10.13	Promissory Note dated as of August 8, 2006, between the Company as Issuer and Tak Investments, LLC. (16)

10.14	Security Agreement dated as of August 8, 2006, between the Company and Tak Investments, LLC. (16)

10.15	Services Agreement dated as of August 4, 2006, between the Company and Fastech Integrated Solutions. (15)

23.1*	Consent of Amper, Politziner & Mattia, P.C.

31.1*	Certification of Chief Executive Officer

31.2*	Certification of Chief Financial Officer

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer

99.1*	Press release announcing results for the quarter ending December 31, 2007.

 *           Filed Herewith

†	Compensation plans and arrangements for executives and others.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 26, 2004.

(2)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004 filed on March 31, 2005.

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 4, 2005.

(4)	Incorporated by reference to the Company’s Post Effective Amendment No. 3 to Form SB-2/A filed on January 15, 2004 (File No. 333-101523).

(5)	Incorporated by reference to the Company’s Amendment No. 1 to form S-3 on Form SB-2 filed on January 20, 2006 (File No. 333-128752).

(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 5, 2005.

(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 11, 2003.

(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 1, 2004.

(9)	Incorporated by reference to the Company’s Definitive Proxy Statement filed on September 6, 2005

(10)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on November 24, 1999 (File No. 333-91651).

(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 31, 2006.

(12)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 1, 2006.

(13)	Incorporated by reference to Amendment No. 4 of the Company’s Quarterly Report on Form 10-QSB for the three months ended June 30, 2005 as filed with the SEC on December 6, 2005.

(14)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 31, 2006.

(15)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 10, 2006.

(16)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 28, 2006.

(17)	Incorporated by reference to the Company's Definitive Schedule 14A filed on September 5, 2007.

ITEM 14.	Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by Amper, Politziner & Mattia, P.C. during 2007 and 2006 for assurance and related services that are reasonably related to the performance of the audit and interim quarterly review of our financial statements and registration filings totaled $190,000 and $205,000, respectively.

Audit-Related Fees

Our independent auditors did not render any additional professional services relating to the audit or review our financial statements during 2007 and 2006.

Tax Fees

During 2007 and 2006, we received billings in the amount of $20,800 and $37,300, respectively, from Amper, Politziner & Mattia, P.C. in connection with preparation of tax returns and other tax compliance services.

All Other Fees

Amper, Politziner & Mattia, P.C. provided due diligence services related to Fastech in the amount of $4,900 during 2007.

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

Prescient Applied Intelligence, Inc.

Date: March 12, 2008	By:	/s/ Jane F. Hoffer
	Name:	Jane F. Hoffer
	Title:	Chief Executive Officer

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

Signature	Title	Date

/s/ Jane F. Hoffer Jane F. Hoffer	Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2008

/s/ Daniel W. Rumsey Daniel W. Rumsey	Interim Chief Financial Officer and Chairman of the Board of Directors (Principal Financial and Accounting Officer)	March 12, 2008

/s/ Michael A. DiPiano Michael A. DiPiano	Director	March 12, 2008

/s/ Warren D. Jones Warren D. Jones	Director	March 12, 2008

/s/ Mary Lou Fox Mary Lou Fox	Director	March 12, 2008

/s/ Patrick L. Kiernan Patrick L. Kiernan	Director	March 12, 2008

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheets of Prescient Applied Intelligence, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Prescient Applied Intelligence, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Amper, Politziner & Mattia P.C.

March 12, 2008
Edison, New Jersey

Prescient Applied Intelligence, Inc.
CONSOLIDATED BALANCE SHEETS
December 31,

	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$2,594,149	$1,016,568
Accounts receivable - net of allowance for doubtful accounts of $43,000 in 2007 and $135,000 in 2006	1,236,603	1,437,218
Prepaid and other current assets	100,504	108,624
Total current assets	3,931,256	2,562,410
Furniture, equipment and leasehold improvements, net	200,057	183,311
Intangible assets, net	1,300,000	1,700,000
Goodwill	17,257,483	17,257,483
Other assets	49,342	50,342
Total Assets	$22,738,138	$21,753,546

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowings under accounts receivable financing arrangement	$-	$260,117
Current portion note payable	169,696	106,038
Accounts payable	163,526	118,314
Accrued expenses	632,648	571,311
Income taxes payable	29,071	-
Deferred revenues	1,357,953	1,419,972
Total current liabilities	2,352,894	2,475,752

Deferred maintenance - long-term portion	67,884	30,412
Long term portion note payable, net of discount of $15,889 in 2007 and $25,442 in 2006	2,228,314	2,394,128
	2,296,198	2,424,540

Stockholders’ equity:
Series E Preferred Stock, $.001 par value; 1,660 shares authorized; 1,657 shares issued and outstanding at December 31, 2007 and 2006 (liquidation value $18,889,955 and $17,893,167 at December 31, 2007 and 2006, respectively)	16,567,747	16,567,747
Series G Preferred Stock, $.001 par value; 480 shares authorized; 479.9 shares issued and outstanding at December 31, 2007 and 2006 (liquidation value $4,798,838 at December 31, 2007 and 2006)	4,798,838	4,798,838
Common stock, $.001 par value; 400,000,000 shares authorized; 33,600,251 and 33,326,670 shares issued and outstanding at December 31, 2007 and 2006, respectively	33,600	33,326
Additional paid-in-capital	104,754,887	103,348,018
Accumulated deficit	(108,066,026)	(107,886,943)
Cumulative translation adjustment	-	(7,732)
Total stockholders’ equity	18,089,046	16,853,254
Total liabilities and stockholders’ equity	$22,738,138	$21,753,546

The accompanying notes are an integral part of these consolidated financial statements.

Prescient Applied Intelligence, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31,

	2007	2006
Revenue:
Subscription services	$5,830,449	$5,792,739
Licenses	595,527	649,081
Maintenance	1,592,097	1,621,330
Professional services	1,385,530	1,181,075
Total revenue	9,403,603	9,244,225

Operating expenses:
Customer operations and support	2,653,359	3,463,293
Development	1,154,035	1,354,044
Selling and marketing	1,807,364	1,966,846
General and administrative	1,978,554	3,087,015
Depreciation and amortization	472,231	506,366
Total operating expenses	8,065,543	10,377,564

Income (loss) from operations	1,338,060	(1,133,339)

Other income (expense):
Interest expense	(265,332)	(121,069)
Accrued damages to stockholders	-	(45,000)
Loss on Tak Settlement	-	(1,193,896)
Total other expense	(265,332)	(1,359,965)

Net income (loss) before provision for income taxes:	1,072,728	(2,493,304)
Provision for income taxes	29,071	-

Net income (loss):	1,043,657	(2,493,304)

Deemed Dividend on Series E Preferred Stock	(1,222,740)	(359,477)
Undeclared Dividend on Series E Preferred Stock	(996,788)	(1,325,420)
Payment of damages to certain preferred stockholders	(20,250)	(74,250)

Net loss applicable to common stockholders	$(1,196,121)	$(4,252,451)

Net loss applicable per common share - basic and diluted	$(0.04)	$(0.11)

Weighted average common shares outstanding - basic and diluted	33,398,626	39,942,178

The accompanying notes are an integral part of these consolidated financial statements.

Prescient Applied Intelligence, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the years ended December 31, 2006 and 2007

	Preferred Stock		Common Stock		Additional paid-in capital	Accumulated deficit	Cumulative translation adjustment	Total
	Shares	Amount	Shares	Amount
Balance, January 1, 2006	2,137	$21,366,585	43,558,282	$43,558	$103,501,265	$(105,034,162)	$(4,018)	$19,873,228
Deemed dividend on Series E Preferred Stock					359,477	(359,477)		-
Non-cash compensation expense pursuant to SFAS 123R					300,297			300,297
Foreign currency translation adjustment							(3,714)	(3,714)
Accrued damages to certain preferred stockholders					(74,250)			(74,250)
Warrants issued in connection with Tak Settlement					28,600			28,600
Common Stock cancelled in connection with Tak Settlement			(10,231,612)	(10,232)	(767,371)			(777,603)
Net loss for the year ended December 31, 2006						(2,493,304)		(2,493,304)

Balance, December 31, 2006	2,137	$21,366,585	33,326,670	$33,326	$103,348,018	$(107,886,943)	$(7,732)	$16,853,254

Deemed dividend on Series E Preferred Stock					1,222,740	(1,222,740)		-
Non-cash compensation expense related to stock options pursuant to SFAS 123R					191,886			191,886
Non-cash compensation expense related to restricted stock grants pursuant to SFAS 123R			273,581	274	12,493			12,767
Foreign currency translation adjustment							7,732	7,732
Accrued damages to certain preferred stockholders					(20,250)			(20,250)
Net income for the year ended December 31, 2007						1,043,657		1,043,657

Balance, December 31, 2007	2,137	$21,366,585	33,600,251	$33,600	$104,754,887	$(108,066,026)	$-	$18,089,046

The accompanying notes are an integral part of these consolidated financial statements.

Prescient Applied Intelligence, Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Years ended December 31,

	2007	2006
Cash flows from operating activities:
Net income (loss)	$1,043,657	$(2,493,304)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Provision for doubtful accounts	17,990	157,666
Depreciation and amortization	472,231	509,544
Loss on sale of assets	-	25,853
Loss on Tak Settlement	-	1,193,896
Non-cash stock compensation expense	204,653	300,297
Non-cash interest expense	9,533	3,176
Increase (decrease) in cash for changes in:
Accounts receivable	182,625	362,289
Prepaid expenses and other assets	9,120	28,384
Income taxes payable	29,071	-
Accounts payable and accrued expenses	86,299	(315,180)
Deferred revenue	(24,547)	354,496
Net cash provided by operating activities	2,030,632	127,117

Cash flows from investing activities:
Capital expenditures	(88,977)	(47,361)
Net cash used in investing activities	(88,977)	(47,361)

Cash flows from financing activities:
(Payments) proceeds from accounts receivable financing agreement, net	(260,117)	260,117
Payment of note payable-Tak	(111,689)	(35,936)
Net cash (used in) provided by financing activities	(371,806)	224,181

Net increase in cash and cash equivalents	1,569,849	303,937
Effect of foreign currency translation on cash balances	7,732	(3,714)
Cash and cash equivalents, beginning of period	1,016,568	716,345

Cash and cash equivalents, end of period	$2,594,149	$1,016,568

Supplemental schedule of non-cash transactions:
Deemed dividend on Series E Preferred Stock	$1,222,740	$359,477
Warrants issued in connection with Tak Settlement (See Note 7)	$-	$28,600
Provision for damages due to certain preferred stockholders	$(20,250)	$(74,250)
Adjustment to accruals related to previous acquisition	$-	$122,973

Supplemental disclosure of cash paid:
Interest	$255,799	$117,893

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

Basis of Presentation — The consolidated financial statements include Prescient Applied Intelligence, Inc. and our wholly owned subsidiaries which consist of Prescient Systems, Inc. (a Delaware corporation), Prescient Systems Limited (a U.K. company) and viaLink Operations, Inc. (a Pennsylvania corporation). Intercompany transactions and balances have been eliminated. Certain prior year balances have been reclassified to conform to the current year presentation. Such reclassifications did not affect total revenues, operating income or net income.  Effective December 31, 2006, we closed our U.K. subsidiary office and transferred all operations to the U.S. corporate office.  There were no significant closing costs incurred as part of this transfer.

A calculation of Comprehensive Income (Loss) is as follows:

	2007	2006
Net income	$1,043,657	$(2,493,304)
Foreign currency translation adjustment	-	(3,714)
Comprehensive income (loss)	$1,043,657	$(2,497,018)

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

Cash and Cash Equivalents — We consider all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. At December 31, 2007, we had cash equivalents of $1.0 million, as compared to 2006 when we had no cash equivalents.

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

Revenues are dependent on large implementation and subscription fees from a limited number of customers. One customer accounted for 16% and 12% of our revenues in 2007 and 2006, respectively.  During 2007, we experienced client cancellations attributable to the loss of a single retail hub, which accounted for 13% of revenue in 2006 and 6% in 2007.  We will continue to be dependent upon revenues from a limited number of customers until we achieve market penetration.

Trade Accounts Receivable — Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Our allowance for doubtful accounts is an estimate prepared by management based on identification of the collectability of specific accounts and the overall condition of the receivable portfolios. We specifically analyze individual customer balances in trade receivables, historical bad debts, customer credit, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Likewise, should we determine that we would be able to realize more of our receivables in the future than previously estimated, an adjustment to the allowance would increase income in the period such determination was made. The allowance for doubtful accounts is reviewed on a quarterly basis and adjustments are recorded as deemed necessary. We do not have any off-balance-sheet credit exposure related to our customers. During 2007 and 2006 our statement of operations includes provisions for bad debt of $18,000 and $158,000, respectively. The allowance for doubtful accounts at December 31, 2007 and 2006 is $43,000 and $135,000, respectively. During 2007 and 2006, we wrote-off uncollectible accounts receivable of $92,000 and $203,000, respectively.

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

 Goodwill and Other Intangible Assets — Goodwill and intangible assets acquired in the purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of FASB Statement No. 142, Goodwill and Other Intangible Assets. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB Statement No. 144, Accounting for Impairment or Disposal of Long−Lived Assets. The occurrence of certain events may be indicators that goodwill is impaired and therefore require us to test for impairment other than annually.

Determining fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk−adjusted discount rates, future economic and market conditions and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual results may differ from those estimates. We have only one reporting unit.  Our goodwill impairment analysis, which was performed as of December 31, 2007, did not result in an impairment charge.

Impairment of long-lived assets. We review long-lived assets for impairment in accordance with SFAS No. 144, which required us to identify events or changes in circumstances, which indicate that the carrying amount of an asset may not be recoverable. If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the long-lived assets, the carrying value is reduced to the estimated fair value as measured by the discounted cash flows.

Losses from operations are one factor that could be an indicator that the carrying amounts of any of our assets may not be recoverable. We performed an analysis comparing estimated future cash flows to the carrying value of our assets at December 31, 2007. The analysis did not indicate that impairment exists as of December 31, 2007. The estimated future cash flows were based upon certain assumptions and are dependent upon future performance. See “Additional Factors That May Affect Future Results” for factors that may cause operations to vary from our estimates. If actual results differ from the estimated future cash flows impairment may be evident in future periods.

Revenue Recognition

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

Development — Capitalization of costs for internal use software begins after the preliminary project stage and ends when the software is substantially complete and ready for its intended use. We also capitalize certain of these costs for software to be sold beginning when technological feasibility has been established and ending when the product is available for customers. Capitalized software development costs are amortized using the straight-line method over the estimated useful life of three to five years and are subject to impairment evaluation in accordance with the provisions of SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We incurred costs and expenses of approximately $1.2 million and $1.4 million for product development in 2007 and 2006, respectively. We have not capitalized these costs as they did not meet the above criteria for capitalization.

Earnings Per Share — Basic earnings per share is calculated by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share are calculated by dividing net income (loss) available to common stockholders by the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Diluted earnings per share also includes the impact of convertible debt, if dilutive, using the if-converted method. Our diluted earnings per share are the same as the basic earnings per share for 2007 and 2006 because our common stock equivalents are anti-dilutive.

Income Taxes — We account for income taxes using the asset and liability method. Deferred tax liabilities or assets are recognized for the anticipated future tax effects of temporary differences that arise as a result of the differences in the carrying amounts and tax bases of assets and liabilities and for loss carry forwards and tax credit carry forwards. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The company records a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

On January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS 109” (FIN 48).  FIN 48 provides recognition criteria and a related measurement model for uncertain tax positions taken or expected to be taken in income tax returns.  FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities.  Tax positions that meet the more likely than not threshold are then measured using a probability weighted approach recognizing the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement.

Preferred Stock Classification — We follow SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS No. 150). SFAS No. 150 modifies the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS No. 150 requires that those instruments be classified as liabilities. We do not have any preferred stock or other financial instruments outstanding at December 31, 2007 that should be classified as a liability.

Stock Based Compensation — We adopted SFAS No. 123R, effective January 1, 2006, which requires that share-based payments be reflected as an expense based upon the grant-date fair value of those awards. The expense is recognized over the remaining vesting period of the awards.

Recently Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities", which includes an amendment to FASB Statement No. 115 (SFAS 159). SFAS 159 permits entities to choose, at specified election dates, to measure eligible financial assets and financial liabilities at fair value (referred to as the “fair value option) and report associated unrealized gains and losses in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We do not expect SFAS 159 to have a material effect on our financial position or results of operations.

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157).  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS 157 does not require any new fair value measurements. However, for some entities, the application of SFAS 157 will change current practice. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The future implementation of SFAS 157 is not expected to have a significant effect on our financial statements.

2.           Liquidity

Our principal sources of liquidity are cash on hand and cash generated from current operations. As of December 31, 2007, we had cash and cash equivalents of $2.6 million.  While we generated net income for the year ended December 31, 2007, we generated a net loss for the year ended December 31, 2006, and have an accumulated deficit of $108 million as of December 31, 2007.  We have incurred operating losses and negative cash flow in the past and may incur operating losses and negative cash flow in the future.  We continue to pursue sales efforts with (a) new retailers to create new communities, (b) small to medium size suppliers for the use of the supply chain software and (c) suppliers that will become subscribers to our advanced commerce services within existing and new hub communities.  Our existing cash and cash equivalents, and expected cash flow from operations, are expected to be sufficient to meet our operating and capital requirements for the next 12 months.

During the year ended December 31, 2007, $2.0 million was provided by our operating activities.

Our Financing Agreement with Sand Hill allows us to assign certain accounts receivable to Sand Hill and for Sand Hill to advance up to $1.0 million to us in contemplation of the collection of those accounts receivable. As of December 31, 2007, no amounts were owed to Sand Hill under the terms of the Financing Agreement. (See Note 6).

 On July 31, 2006, we entered into the Settlement Agreement with Tak. In connection with the Settlement Agreement, we issued a three year secured promissory note, in the amount of $2,558,348, that bears interest at the prime rate plus 2% (9.25% at December 31, 2007) (Tak Note).  The Tak Note is payable at a rate of $30,000 per month which includes interest with the remaining amounts of principal and interest, equal to approximately $2,152,000, due in August  2009.  (See Note 7).

3.	Goodwill and Other Intangible Assets

As of December 31, 2007 and 2006, the remaining goodwill balance was $17,257,483.  Our goodwill impairment analysis, which was performed as of December 31, 2007, did not result in an impairment charge.

The gross carrying amount and accumulated amortization of the Company’s other intangible assets as of December 31, 2007 and 2006 are as follows:

	December 31, 2007		December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized Intangible Assets
Software and customer contract rights	$2,200,000	$1,110,000	$2,200,000	$740,000
Trademark valuation	300,000	90,000	300,000	60,000
Domain Name	62,500	62,500	62,500	62,500

Total	$2,562,500	$1,262,500	$2,562,500	$862,500

Amortization expense recorded on intangible assets for the years ended December 31, 2007 and 2006 was $400,000 and $443,750, respectively. The estimated amortization expense for the Company’s other intangible assets for the five succeeding fiscal years is as follows:

December 31,
2008	$400,000
2009	400,000
2010	100,000
2011	100,000
2012	100,000

4.         Furniture, Equipment and Leasehold Improvements

Furniture, equipment and leasehold improvements at December 31, 2007 and 2006 consisted of the following:

	2007	2006
Furniture and fixtures	$181,119	$181,119
Computer equipment	3,023,325	2,948,440
Computer software	2,316,393	2,302,301
Leasehold improvements	68,514	68,514
	5,589,351	5,500,374
Less: accumulated depreciation	(5,389,294)	(5,317,063)
Furniture, equipment and leasehold improvements, net	$200,057	$183,311

Depreciation expense was approximately $72,200 and $65,800 for the years ended December 31, 2007 and 2006, respectively.

5.	Accrued Expenses

Accrued expenses at December 31, 2007 and 2006 consisted of the following:

	December 31,
	2007	2006
Accrued employee compensation	$239,333	$189,993
Accrued professional fees and contract labor	183,548	148,880
Accrued damages to stockholders	141,750	121,500
Other accrued expenses	68,017	110,938
Total accrued expenses	$632,648	$571,311

6.	Accounts Receivable and Financing Agreement

On May 25, 2006, we entered into the Financing Agreement with Sand Hill, which allows us to assign certain accounts receivable to Sand Hill and for Sand Hill to advance 80% of the underlying receivable for domestic receivables and 65% for foreign receivables, up to a $1.0 million total advance to us in contemplation of the collection of those accounts receivable. The remaining balance (20% for domestic, 35% for foreign) less interest of approximately 1.9% per month plus other administration fees, is paid to us once the customer has paid. As of December 31, 2007, no accounts receivable were assigned to Sand Hill, and there were no borrowings under the Financing Agreement. Sand Hill is entitled to full recourse against us for any uncollected accounts. Accordingly, the Financing Agreement is accounted for as a debt instrument collateralized by accounts receivable. We address the risk of loss associated with these repurchased receivables in our allowance for doubtful accounts. The Financing Agreement has an initial term of one year with automatic renewals on an annual basis, but either party may terminate it at any time upon notice to the other.

To secure prompt payment and performance of all fees, amounts and obligations we now or hereafter owe to Sand Hill, we granted Sand Hill a security interest in all of our property, now owned or hereafter acquired, including all assets and available credit facilities or the proceeds thereof (collectively the “Collateral). The Collateral shall not include any equipment acquired in connection with financing provided by a lender other than Sand Hill, or any equipment which, as of May 25, 2006 was subject to a lien or purchase money security interest in favor of a lender other than Sand Hill.

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

Upon the approval of the Settlement Agreement we issued on August 25, 2006 a three-year promissory note in favor of Tak in the principal amount of $2,558,348 (Tak Note). The Tak Note bears interest at the prime rate plus 2% (9.25% at December 31, 2007) which is payable at a rate of $30,000 per month including interest, with the remaining amounts of principal and interest, equal to approximately $2,152,000 due August 2009. In addition, in the event that we close any equity or equity based financing with gross proceeds totaling at least $1,000,000, we are required to prepay a portion of the Tak Note equal to 15% of the proceeds from such financing, up to $500,000 in the aggregate. The Tak Note is secured by all of our assets, subordinated only to the rights of Sand Hill, or any such replacement financing providing working capital to us in an aggregate principal amount not to exceed $1.0 million.

As part of the Settlement Agreement, on August 25, 2006, we issued to Tak a warrant to purchase 1,000,000 shares of our common stock at an exercise price equal to $0.0825 per share. The warrant expired December 31, 2006.  The fair value of the warrant was $28,600 which was recorded as a discount to the note payable and is being amortized to interest expense over the term of the Tak Note.  At December 31, 2007, the unamortized discount on the Tak Note payable is $15,889. During the years ended December 31, 2007 and 2006, we recorded interest expense of $9,533 and $3,176, respectively, related to the amortization of debt discount.

As of December 31, 2007, the outstanding principal balance on the Tak Note, net of discount, is $2,398,010, of which the current portion due is $169,696  and the remaining balance is classified as long term debt in the amount of $2,228,314, which is net of the discount of $15,889.

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

8.	Common Stock and Earnings per Share

A reconciliation of the numerator and the denominator used in the calculation of earnings (loss) per share is as follows:

	For the Years ended December 31,
	2007	2006
Basic and diluted:
Net loss applicable to common stockholder	$(1,196,121)	$(4,252,451)
Weighted average common shares outstanding	33,398,626	39,942,178

Net loss per common share	$(0.04)	$(0.11)

For the year ended December 31, 2007 we had outstanding (a) options to purchase 7,066,093 shares at a weighted average exercise price of $0.72, (b) 9,865,879 shares of common stock to be issued upon the conversion of Series E Preferred Stock at a conversion price of $1.68 per share, (c) 10,905,909 shares of common stock to be issued upon the conversion of Series G Preferred Stock at a conversion price of $.44 per share, and (d) warrants to purchase 5,685,568 common shares at exercise prices in the following table.

For the year ended December 31, 2006 we had outstanding (a) options to purchase 2,941,944 shares at a weighted average exercise price of $1.66 (b) 8,629,047 million shares of common stock to be issued upon the conversion of Series E Preferred Stock at a conversion price of $1.92 per share (c) 10,905,909 shares of common stock to be issued upon the conversion of Series G Preferred Stock at a conversion price of $.44 per share, and (d) warrants to purchase 5,685,568 common shares at exercise prices in the following table.

These securities were outstanding but were not included in the computation of diluted earnings per share because the effect of these outstanding options, stock issuable upon conversion of Preferred Stock and warrants would be anti-dilutive.

There were no warrants issued or exercised during 2007.  Below is a summary of the warrants outstanding as of December 31, 2006 and 2007:

Underlying Common Shares attributable to outstanding warrants at December 31, 2006 and 2007	Exercise Price	Expiration Date

10,459	$0.02	August 2009
409,091	$0.48	May 2008
2,766,018	$0.85	May 2008
2,500,000	$2.00	August 2009
5,685,568

All warrants are currently exercisable.

9.	Stock Option and Stock Purchase Plans

Stock Option and Grant Plans —On September 26, 2007, the shareholders approved the 2007 Equity Incentive Plan (2007 Plan) which replaced the 1999 Stock Option Plan/Stock Issuance Plan (1999 Plan). The 2007 Plan offers certain employees, outside directors and consultants the opportunity to acquire a proprietary interest in the Company by the grant of awards in the form of options (non-statutory and incentive), restricted stock and stock appreciation rights on stock units.  The aggregate number of shares of common stock that may be issued under the 2007 Plan pursuant to all types of awards shall not exceed 6,065,674 which includes, 65,674 shares which remained for issuance under the 1999 Plan. In addition, options previously granted under the 1999 Plan also remain outstanding until they are either exercised of forfeited.  However, any forfeitures under the 1999 Plan will not increase availability under the 2007 Plan.  Options may be granted under the 2007 Plan at an exercise price per share not less than the fair market value per share of common stock on the option grant date.  Options are granted with a term of up to 10 years and generally become exercisable in installments over periods of up to six years.  Awards of restricted stock may be granted under the 2007 Plan and may or may not be subject to vesting.  Vesting shall incur in full installments upon satisfaction of the conditions specified in the restricted stock agreement.  As of December 31, 2007 there were 3,380,935 shares of common stock available to be issued under the 2007 Plan.

We adopted SFAS No. 123R effective January 1, 2006. For the years ended December 31, 2007 and 2006, we recorded $204,653 and $300,297, respectively, of compensation cost for share-based payment arrangements. No stock options were exercised during the year ended December 31, 2007 or 2006.

The fair value of restricted stock is determined based on the market values as of the date of the grant.  The fair value of stock options is determined using the Black-Scholes valuation model. The fair value of each stock option award was determined as of the date of grant using the Black-Scholes option-pricing model with the following assumptions in each of the years ended December 31:

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

 As of December 31, 2007, there was approximately $97,000 of total unrecognized compensation cost, which includes the impact of expected forfeitures related to unvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.6 years.

A summary of the stock option activity and related information for the year ended December 31, 2007 and 2006 is as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (years)
Outstanding at January 1, 2006	2,958,411	$2.02	-
Granted	680,000	0.20	-
Exercised	-	-
Expired	(270,023)	4.13	-
Forfeited	(426,444)	0.21	-
Outstanding at December 31, 2006	2,941,944	$1.66	-	7.60
Granted	4,494,434	0.09
Exercised	-	-
Expired	(188,511)	1.36
Forfeited	(181,774)	0.15
Outstanding December 31, 2007	7,066,093	$0.72	$24,112	8.09
Vested at December 31, 2007 and expected to vest	6,888,917	$0.73	$23,473	8.06
Exercisable at December 31, 2007	3,988,165	$1.21	$-	7.10

The following table summarizes information about stock options outstanding at December 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Outstanding	Weighted Average Exercise $	Weighted Average Remaining Life	Exercisable	Weighted Average Exercise $

$0.07	2,411,158	0.07	9.42	-	-
$0.09	1,388,890	0.09	8.34	1,388,890	0.09
$0.10	50,000	0.10	8.53	23,612	0.10
$0.12	50,000	0.12	7.99	33,335	0.12
$0.14	529,557	0.14	9.36	-	-
$0.19 to $0.21	2,075,240	0.21	7.06	1,981,080	0.21
$1.00	257,844	1.00	4.57	257,844	1.00
$1.90 to $2.00	102,400	2.00	5.86	102,400	2.00
$2.30	45,000	2.30	4.69	45,000	2.30
$2.49	48,230	2.49	3.14	48,230	2.49
$5.00	22,575	5.00	3.82	22,575	5.00
$5.20 to $5.40	19,475	5.25	3.71	19,475	5.25
$5.67	33,390	5.67	0.88	33,390	5.67
$11.80	2,400	11.80	3.59	2,400	11.80
$15.00	16,134	15.00	0.75	16,134	15.00
$20.80	450	20.80	3.53	450	20.80
$32.00	300	32.00	3.50	300	32.00
$58.76	1,200	58.76	3.25	1,200	58.76
$72.25 to $76.25	1,600	74.75	1.91	1,600	74.75
$120.00	1,000	120.00	1.78	1,000	120.00
$178.12	4,750	178.12	2.74	4,750	178.12
$201.20	400	201.20	2.43	400	201.20
$304.38	3,300	304.38	1.97	3,300	304.38
$805.00	800	805.00	2.19	800	805.00
At December 31, 2007	7,066,093	0.72		3,988,165	1.21
At December 31, 2006	2,941,944	1.66		2,478,610	1.94

In addition to the outstanding options detailed above, 273,581 shares of restricted stock were awarded to five senior executives under the 2007 Plan in September 2007.  Under the restricted stock agreements, 100% of the grants will vest in May 2008 as long as the recipient remains employed by the Company.  The restricted stock was granted with a weighted average price per share of $0.07, which was the market value of the stock at the date of grant.

10.	Convertible Preferred Stock

Series E

As of December 31, 2007 and December 31, 2006 there were a total of 1,657 shares of Series E Preferred Stock outstanding. The Series E Preferred Stock was convertible into shares of our common stock at an initial conversion price of $2.00 per share, and in July 2006 the Series E preferred shares began accumulating dividends at a rate of 4% per annum calculated from the date of issuance, which increased to 8% per annum July 2007. Accumulated earned but undeclared dividends were $2,322,208 and $1,325,420 as of December 31, 2007 and 2006, respectively.   Since these dividends have not yet been declared, they are not recognized as a liability, but are reflected in loss applicable to common stockholders. The dividends will be recognized as a liability when declared by the board of directors. At our option, the dividends can be paid in cash or in shares of common stock. In connection with dilutive issuances of stock options and warrants, the conversion price for the Series E Preferred Stock was subsequently reduced to $1.92 per share as of December 31, 2006, and further reduced to $1.68 per share in September 2007. As a result, we recognized a deemed dividend to the Series E Preferred Stockholders in the amount of $1,222,740 and $359,477 for the years ended December 31, 2007 and 2006, respectively. The liquidation preference for the Series E Preferred Stock is $10,000 per share plus accumulated dividends.

Series G

As of December 31, 2007 and December 31, 2006, we had 479.9 shares of Series G Preferred Stock outstanding.  The Series G Preferred Stock earns no dividends and can be converted to common stock at an exchange rate of $0.44. The liquidation preference for the Series G Preferred Stock is $10,000 per share.

We are contractually obligated to register with the Securities and Exchange Commission (SEC) certain shares of our common stock, including shares underlying outstanding warrants and preferred stock.  Under such contractual arrangements, we are required to pay penalties if we do not meet certain timelines in such required registration.  We did not meet these timelines for these stockholders and therefore we accrued monthly cash penalty payments through the end of the quarter ending June 30, 2007.  Under EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, we have estimated that the fair value of the liability of such rights was $141,750 and $121,500 as of December 31, 2007 and December 31, 2006, respectively. Because of the availability of Rule 144 under the Securities Act of 1933, which provides for the resale of restricted securities provided certain requirements have been met, no further liabilities beyond July 1, 2007 have been recorded.

11. Income Taxes

The reconciliation between income taxes at the U.S. federal statutory rate and the amount recorded in the accompanying consolidated financial statements is as follows:

	Year ended December 31,
	2007	2006
Tax at U.S. federal statutory rate	$364,727	$(847,723)
(Decrease) increase in valuation allowance	(530,411)	292,587
Expenses not deductible for tax purposes	169,231	172,540
Effect of net change in foreign valuation allowance and difference between U.S. and foreign rates	-	(9,268)
State income taxes, net of federal benefit	64,364	(152,295)
Other	(38,840)	544,159
Provision for income taxes	$29,071	$-

The components of the Company's deferred tax assets (liabilities) at December 31, 2007 and 2006 are as follows:

	December 31,
	2007	2006
Deferred tax assets and liabilities:
Net operating loss carry forwards	$34,449,666	$34,975,044
Allowance for doubtful accounts	17,063	54,000
Compensated Absences	28,693	35,357
Deferred rent	3,585	3,457
Deferred service fees	557,097	567,989
Property and equipment	(31,930)	(52,191)
Tax credit carry forwards	33,210	4,139
	35,057,384	35,587,795
Less: Valuation allowance	(35,057,384)	(35,587,795)
	$-	$-

 As of December 31, 2007, the Company had generated Federal tax loss carry forwards of approximately $101.2 million and state tax loss carry forwards of $0.4 million, both of which expire from 2012 to 2026.  Our ability to utilize the tax loss carry forwards to reduce future taxable income has likely been limited under Internal Revenue Code Section 382 as a result of our change in ownership as a result of our 2004 acquisition of Prescient Systems.

FASB Statement No. 109, “Accounting for Income Taxes” (SFAS 109),  requires the recording of a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of the deferred tax asset depends on our ability to generate sufficient taxable income in the future.  We have recognized a full valuation allowance for the amount of the net deferred tax asset at December 31, 2007 and 2006 since there is uncertainty of realization.  The valuation allowance decreased $0.5 million and increased $0.3 million during 2007 and 2006, respectively.

On January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48).  FIN 48 provides recognition criteria and a related measurement model for uncertain tax positions taken or expected to be taken in income tax returns.  FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities.  Tax positions that meet the more likely than not threshold are then measured using a probability weighted approach recognizing the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement.   The Company had no tax positions relating to open income tax returns that were considered to be uncertain.  Accordingly, we have not recorded a liability for unrecognized tax benefits upon adoption of FIN 48.  There continues to be no liability related to unrecognized tax benefits at December 31, 2007.

The Company’s 2004, 2005 and 2006 tax years remain subject to examination by the IRS.  The expiration of the statute of limitations related to various state income tax returns varies by state.  The Company’s consolidated Federal tax returns and any significant state tax returns are not currently under examination.

In May 2006, the state of Texas enacted House Bill 3, which replaces the state’s current franchise tax with a “margin tax”.  This legislation significantly affects the tax system for most corporate taxpayers.  The margin tax, which is based on revenues less certain allowed deductions, will be accounted for as an income tax, following the provisions of SFAS 109.  The Company has reviewed the provisions of this legislation and has concluded that the impact on its deferred taxes is immaterial.

The tax deduction for stock-based compensation for prior periods in 2001 through 2004 exceeds the cumulative expense for those options and warrants recognized for financial statement purposes by approximately $12.2 million.  This excess deduction is a component of the tax loss carry forwards for which a deferred tax asset and corresponding valuation allowance of approximately $4.9 million have been recorded at December 31, 2007.  When the loss carry forwards are subsequently utilized, this portion of the benefit will be credited directly to additional paid-in capital.

12.	Related Parties

On August 4, 2006, we entered into a services agreement with Fastech Integrated Solutions, LLC (Fastech) for hardware relocation/migration services and on demand hosting services. The services agreement shall remain in effect for a period of 36 months and shall renew each term for a consecutive 36 month period until terminated by one party 120 days prior to the expiration of the then current term. Michael A. DiPiano is a member of our Board of Directors and a General Partner of NewSpring Ventures, which is one of our significant stockholders. Mr. DiPiano is also an affiliate of a significant debt holder of Fastech, NewSpring Capital. During 2007 and 2006 we recorded expense of $477,020 and $164,000, respectively, under the services agreement, of which approximately $40,000 is included in accounts payable at December 31, 2007.

Future minimum payments under the services agreement at December 31, 2007 are as follows:

Service Agreement
2008	$477,000
2009	255,000
2010	-

Future minimum lease payments	$732,000

On May 8, 2007, we entered into a letter of intent (LOI) with Fastech for the purchase by us of all of the assets of Fastech.  The LOI was subsequently terminated effective July 17, 2007.

The Company pays Mr. Rumsey, our Chairman of the Board of Directors and Interim Chief Financial Officer, $10,000 per month in consideration for his services as principal financial and accounting officer of the Company.  In addition, Mr. Rumsey is paid $3,000 quarterly for his service on the Board of Directors, consistent with our Director compensation policy.

13.	Commitments and Contingencies

We lease our office and storage space under operating leases. The terms range from month-to-month up to five years. We also lease office equipment under various non-cancelable lease agreements. Total facility and equipment rental expense in 2007 and 2006 were $306,000 and 395,000, respectively.

Future minimum lease payments under non-cancelable operating leases at December 31, 2007 are as follows:

Operating Leases
2008	$360,000
2009	345,000
2010	245,000
2011	68,000
2012	-

Future minimum lease payments	$1,018,000

14.	Retirement Plan

We have a 401(k) /profit sharing plan (Retirement Plan) for certain eligible employees who have attained the age of 18 and completed one year of service. Participant contributions are discretionary to a maximum of 15% of eligible compensation, for any Retirement Plan year. Starting in 2007, the Company matches 33% of the employees’ contributions up to 6% of employee compensation.  The Company has the right to make additional discretionary contributions.  There were no discretionary contributions in 2007 or 2006.  For the years ended December 31, 2007 and 2006, employer contributions were $47,000 and $0, respectively.

15.	Selected Quarterly Data (unaudited)

Selected unaudited quarterly data are as follows:

	2007
	March 31,	June 30,	September 30,	December 31,
Revenues	$2,444,375	$2,510,765	$2,442,968	$2,005,495
Income from operations	287,747	400,024	432,002	218,287
Net income	218,117	330,695	365,012	129,833
Net loss applicable to common stockholder	(288,013)	(27,589)	(676,274)	(204,245)
Net loss applicable to common stockholder per share	$(0.01)	$(0.00)	$(0.02)	$(0.01)

	2006
	March 31,	June 30,	September 30,	December 31,
Revenues	$2,412,541	$2,379,233	$1,986,331	$2,466,120
(Loss) income from operations	(606,039)	(405,266)	(298,111)	176,077
Net loss	(608,065)	(451,177)	(1,529,391)	95,329
Net loss applicable to common stockholder	(691,740)	(451,177)	(2,997,324)	(112,210)
Net loss applicable to common stockholder per share	$(0.02)	$(0.01)	$(0.08)	$0.00