Form 10-Q
period 2008-03-31
Prescient Applied Intelligence, Inc.
filed 2008-05-13
CIK 1017137

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_______________

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

As of May 13, 2008, the issuer had 33,560,791 outstanding shares of common stock.

PART 1 — FINANCIAL INFORMATION

ITEM 1. Financial Statements
Prescient Applied Intelligence, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2008 and December 31, 2007

	March 31, 2008	December 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,601,469	$2,594,149
Accounts receivable - net of allowance for doubtful accounts of $38,000 at March 31, 2008 and $43,000 at December 31, 2007	1,117,257	1,236,603
Prepaid and other current assets	150,630	100,504
Total current assets	3,869,356	3,931,256
Furniture, equipment and leasehold improvements, net	192,254	200,057
Intangible assets, net	1,200,000	1,300,000
Goodwill	17,257,483	17,257,483
Other assets	49,342	49,342
Total Assets	$22,568,435	$22,738,138

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion note payable	$194,075	$169,696
Accounts payable	102,413	163,526
Accrued expenses	604,673	632,648
Income taxes payable	7,500	29,071
Deferred revenues	1,229,992	1,357,953
Total current liabilities	2,138,653	2,352,894

Deferred maintenance - long-term portion	48,801	67,884

Long term portion note payable, net of discount of $13,506 at March 31, 2008 and $15,889 at December 31, 2007	2,167,824	2,228,314
	2,216,625	2,296,198

Stockholders' equity:
Series E Preferred Stock, $.001 par value; 1,660 shares authorized; 1,657 shares issued and outstanding at March 31, 2008 and December 31, 2007 (liquidation value $19,220,402 and $18,889,955 at March 31, 2008 and December 31, 2007, respectively)	16,567,747	16,567,747
Series G Preferred Stock, $.001 par value; 480 shares authorized; 479.9 shares issued and outstanding at March 31, 2008 and December 31, 2007 (liquidation value $4,798,838 at March 31, 2008 and December 31, 2007)	4,798,838	4,798,838
Common stock, $.001 par value; 400,000,000 shares authorized; 33,560,791 and 33,600,251 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	33,561	33,600
Additional paid-in-capital	104,793,999	104,754,887
Accumulated deficit	(107,980,988)	(108,066,026)
Total stockholders' equity	18,213,157	18,089,046
Total liabilities and stockholders' equity	$22,568,435	$22,738,138

The accompanying notes are an integral part of these condensed consolidated financial statements

Prescient Applied Intelligence, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended March 31, 2008 and 2007
(unaudited)

	Three months ended March 31,
	2008	2007
Revenue:
Subscription services	$1,368,712	$1,570,160
Licenses	50,000	130,936
Maintenance	371,740	396,542
Professional services	275,917	346,737
Total revenue	2,066,369	2,444,375

Operating expenses:
Customer operations and support	601,944	678,286
Development	318,751	322,223
Selling and marketing	472,570	498,542
General and administrative	417,663	540,794
Depreciation and amortization	118,197	116,783
Total operating expenses	1,929,125	2,156,628
Income from operations	137,244	287,747

Other income (expense):
Interest expense	(54,234)	(69,630)
Interest income	10,457	-
Total other expense	(43,777)	(69,630)

Net income before provision for income taxes	93,467	218,117
Provision for income taxes	8,429	-
Net income	85,038	218,117
Deemed dividend on Series E Preferred Stock	-	(342,722)
Undeclared dividend on Series E Preferred Stock	(330,447)	(163,408)
Net loss applicable to common stockholders	$(245,409)	$(288,013)

Net loss applicable per common share – basic and diluted	$(0.01)	$(0.01)

Weighted average common shares outstanding – basic and diluted	33,583,773	33,326,670

The accompanying notes are an integral part of these condensed consolidated financial statements.

Prescient Applied Intelligence, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the three months ended March 31, 2008
(unaudited)

					Additional
	Preferred Stock		Common Stock		paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	deficit	Total

Balance, January 1, 2008	2,137	$21,366,585	33,600,251	$33,600	$104,754,887	$(108,066,026)	$18,089,046

Non-cash compensation expense related to stock options pursuant to SFAS123R					36,817		36,817

Non-cash compensation expense related to restricted stock grants pursuant to SFAS123R					4,557		4,557

Forfeiture of restricted stock grants			(39,460)	(39)	(2,262)		(2,301)

Net income						85,038	85,038

Balance, March 31, 2008	2,137	$21,366,585	33,560,791	$33,561	$104,793,999	$(107,980,988)	$18,213,157

The accompanying notes are an integral part of these condensed consolidated financial statements

Prescient Applied Intelligence, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2008 and 2007
(unaudited)

Three months ended March 31,
	2008	2007

Cash flows from operating activities:
Net income	$85,038	$218,117
Adjustments to reconcile net income to net cash from operating activities:
Provision for doubtful accounts	(5,268)	17,990
Depreciation and amortization	118,197	116,782
Non-cash stock compensation expense	39,073	71,065
Non-cash interest expense	2,383	2,383
Increase (decrease) in cash for changes in:
Acounts receivable	124,614	(99,744)
Prepaid expenses and other assets	(50,126)	(32,272)
Accounts payable and accrued expenses	(89,089)	178,534
Income taxes payable	(21,571)	-
Deferred revenue	(147,043)	(15,401)
Net cash provided by operating activities	56,208	457,454

Cash flows from investing activities:
Capital expenditures	(10,394)	(10,961)
Net cash used in investing activities	(10,394)	(10,961)

Cash flows from financing activities:
Payments for accounts receivable financing agreement, net	-	(260,117)
Payment of note payable-Tak	(38,494)	(26,364)
Net cash used in financing activities	(38,494)	(286,481)

Net increase in cash and cash equivalents	7,320	160,012

Effect of foreign currency translation on cash balances	-	7,732

Cash and cash equivalents, beginning of period	2,594,149	1,016,568

Cash and cash equivalents, end of period	$2,601,469	$1,184,312

Supplemental schedule of non-cash transactions:
Deemed dividend on Series E Preferred Stock	$-	$342,722

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

Our customers range from small, rapidly growing companies to large corporations in the consumer products and retail industries and are geographically dispersed throughout the United States.  In addition, less than 2% of our sales are to customers in Canada and Europe.

2.           Liquidity

Our principal sources of liquidity are cash on hand and cash generated from current operations. As of March 31, 2008, we had cash and cash equivalents of $2.6 million.  While we generated net income for the quarter ended March 31, 2008, we have an accumulated deficit of $108 million as of March 31, 2008.   During the quarter ended March 31, 2008, $56,000 was provided by our operating activities.We have incurred operating losses and negative cash flow in the past and may incur operating losses and negative cash flow in the future.  We continue to pursue sales efforts with (a) new retailers to create new communities, (b) small to medium size suppliers for the use of the supply chain software and (c) suppliers that will become subscribers to our advanced commerce services within existing and new hub communities.  Our existing cash and cash equivalents, and expected cash flow from operations, are expected to be sufficient to meet our operating and capital requirements for the next 12 months.

Our Financing Agreement with Sand Hill allows us to assign certain accounts receivable to Sand Hill and for Sand Hill to advance up to $1.0 million to us in contemplation of the collection of those accounts receivable. As of March 31, 2008, and for the three months then ended, no amounts were owed to Sand Hill under the terms of the Financing Agreement.

On July 31, 2006, we entered into the Settlement Agreement with Tak. In connection with the Settlement Agreement, we issued a three year secured promissory note, in the amount of $2,558,348, that bears interest at the prime rate plus 2% (7.25% at March 31, 2008) (Tak Note).  The Tak Note is payable at a rate of $30,000 per month which includes interest with the remaining amounts of principal and interest, equal to approximately $2,127,000 due in August 2009.  (See Note 5).

3.           Basis of Presentation

The consolidated financial statements include Prescient Applied Intelligence, Inc. and our wholly owned subsidiaries which consist of Prescient Systems, Inc. (a Delaware corporation), and viaLink Operations, Inc. (a Pennsylvania corporation).  Intercompany transactions and balances have been eliminated.  Operating results for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2008.

4.           Accrued Liabilities

Accrued expenses at March 31, 2008 and December 31, 2007 consisted of the following:

	March 31,	December 31,
	2008	2007

Accrued employee compensation	$245,148	$239,333
Accrued professional fees and contract labor	169,299	183,548
Accrued damages to stockholders	141,750	141,750
Other accrued expenses	48,476	68,017
Total accrued expenses	$604,673	$632,648

5.   Note Payable

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

Upon the approval of the Settlement Agreement we issued on August 25, 2006 a three-year promissory note in favor of Tak in the principal amount of $2,558,348 (Tak Note). The Tak Note bears interest at the prime rate plus 2% (7.25% at March 31, 2008) which is payable at a rate of $30,000 per month including interest, with the remaining amounts of principal and interest, equal to approximately $2,127,000 due August 2009. In addition, in the event that we close any equity or equity based financing with gross proceeds totaling at least $1,000,000, we are required to prepay a portion of the Tak Note equal to 15% of the proceeds from such financing, up to $500,000 in the aggregate. The Tak Note is secured by all of our assets, subordinated only to the rights of Sand Hill, or any such replacement financing providing working capital to us in an aggregate principal amount not to exceed $1.0 million.

At March 31, 2008, the unamortized discount on the Tak Note payable is $13,506. During each of the quarters ended March 31, 2008 and 2007, we recorded interest expense of $2,383, related to amortization of debt discount.

As of March 31, 2008, the outstanding principal balance on the Tak Note, net of discount, is $2,361,899, of which the current portion due is $194,075 and the remaining balance is classified as long term debt in the amount of $2,167,824, which is net of the discount of $13,506.

6.           Common Stock and Earnings per Share (EPS)

A reconciliation of the numerator and the denominator used in the calculation of earnings (loss) per share is as follows:

	Three months ended March 31,
	2008	2007

Basic and diluted:
Net loss applicable to common stockholder	$(245,409)	$(288,013)
Weighted average common shares outstanding	33,583,773	33,326,670
Net loss per common share	$(0.01)	$(0.01)

For the three months ended March 31, 2008, we had outstanding (a) options to purchase 6,956,093 shares at a weighted average exercise price of $0.73 (b) 9,865,879 shares of common stock to be issued upon the conversion of Series E Preferred Stock at a conversion price of $1.68 per share (c) 10,905,909 shares of common stock to be issued upon the conversion of Series G Preferred Stock at a conversion price of $.44 per share, and (d) warrants to purchase 5,685,568 common shares at exercise prices reflected in the table below.

For the three months ended March 31, 2007, we had outstanding (a) options to purchase 4,184,570 shares at a weighted average exercise price of $1.19 (b) 8,986,073 shares of common stock to be issued upon the conversion of Series E Preferred Stock at a conversion price of $1.84 per share (c) 10,905,909 shares of common stock to be issued upon the conversion of Series G Preferred Stock at a conversion price of $.44 per share, and (d) warrants to purchase 5,685,568 common shares at exercise prices reflected in the table below.

These securities were outstanding but were not included in the computation of diluted earnings per share because the effect of these outstanding options, stock issuable upon conversion of Preferred Stock and warrants would be antidilutive.

There were no warrants issued or exercised during 2008.  Below is a summary of the warrants outstanding as of March 31, 2008 and December 31, 2007:

Underlying Common Shares attributable to outstanding warrants at March 31, 2008 and December 31, 2007	Exercise Price	Expiration Date
10,459	$0.02	August 2009
409,091	$0.48	May 2008
2,766,018	$0.85	May 2008
2,500,000	$2.00	August 2009
5,685,568

All warrants are currently exercisable.

7.           Stock-Based Compensation

Stock Option and Grant Plans — We have one equity incentive plan,  the 2007 Equity Incentive Plan (2007 Plan), under which a total of 6,065,674 shares of common stock have been authorized.  The 2007 Plan offers certain employees, outside directors and consultants the opportunity to acquire a proprietary interest in the Company by the grant of awards in the form of options (non-statutory and incentive), restricted stock and stock appreciation rights on stock units.  In addition, options previously granted under the former 1999 Plan also remain outstanding until they are either exercised of forfeited.  However, any forfeiture under the 1999 Plan will not increase availability under the 2007 Plan.  Options may be granted under the 2007 Plan at an exercise price per share not less than the fair market value per share of common stock on the option grant date.  Options are granted with a term of up to 10 years and generally become exercisable in installments over periods of up to six years.  Awards of restricted stock may be granted under the 2007 Plan and may or may not be subject to vesting.  Vesting shall incur in full installments upon satisfaction of the conditions specified in the restricted stock agreement.  As of March 31, 2008 there were 3,398,851 shares of common stock available to be issued under the 2007 Plan.

In our condensed consolidated statements of operations and comprehensive loss, for the three months ended March 31, 2008 and 2007, we recorded $39,000 and $71,000 of compensation cost for share-based payment arrangements, respectively.  No stock options were exercised during the three months ended March 31, 2008 and 2007.

The fair value of stock options is determined using the Black-Scholes valuation model.. The fair value of each stock option award was determined as of the date of grant using the Black-Scholes option-pricing model with the following assumptions used for the three months ended March 31, 2007:

2007
Expected volatility	108%
Expected term (years)	6.0
Risk-free interest rate	4.48%
Expected dividend yield	0%
Forfeiture rate	0%-17%
Resulting weighted average grant date fair value	$0.07

There were no stock option grants for the three months ended March 31, 2008.

Expected volatility is based solely on historical volatility of our common stock over the period commensurate with the expected term of the stock options. We rely solely on historical volatility because our traded options do not have sufficient trading activity to allow us to incorporate the mean historical implied volatility from traded options into our estimate of future volatility. The expected term calculation for stock options is based on the “simplified” method described in Staff Accounting Bulletin No. 107, Share-Based Payment. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for an instrument with a maturity that is commensurate with the expected term of the stock options. The dividend yield of zero is based on the fact that we have never paid cash dividends on our common stock, and we have no present intention to pay cash dividends.  The forfeiture rate is estimated at 17% for most options, with options granted to directors at a 0% forfeiture rate.

As of March 31, 2008, there was approximately $52,000 of total unrecognized compensation cost, which includes the impact of expected forfeitures related to unvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.8 years.

A summary of the stock option activity and related information for the three months ended March 31, 2008 is as follows:

	Shares	Weighted-average exercise price	Aggregate intrinsic value	Weighted-average remaining contractual life(years)

Outstanding at December 31, 2007	7,066,093	$0.72	$24,112	8.09
Granted	-	-
Exercised	-	-
Expired	(36,111)	0.21
Forfeited	(73,889)	0.14
Outstanding at March 31, 2008	6,956,093	$0.73	$24,112	7.83
Vested at March 31, 2008 and
expected to vest	6,795,917	$0.74	$-	7.80
Exercisable at March 31, 2008	3,978,166	$1.21	$-	6.85

In addition, during the three months ended March 31, 2008, there were 39,460 shares of restricted stock that were forfeited.  The remaining 234,121 restricted stock shares outstanding will vest in May 2008.

8.           Convertible Preferred Stock

Series E

As of March 31, 2008 and December 31, 2007 there were a total of 1,657 shares of Series E Preferred Stock outstanding. The Series E Preferred Stock was convertible into shares of our common stock at an initial conversion price of $2.00 per share, and in July 2006 the Series E preferred shares began accumulating dividends at a rate of 4% per annum calculated from the date of issuance, which increased to 8% per annum July 2007. Earned but undeclared dividends were $330,447 and $163,408 for three months ended March 31, 2008 and 2007, respectfully. Since these dividends have not yet been declared, they are not recognized as a liability, but are reflected in loss applicable to common stockholders. The dividends will be recognized as a liability when declared by the board of directors. At our option, the dividends can be paid in cash or in shares of common stock. In connection with dilutive issuances of stock options and warrants, the conversion price for the Series E Preferred Stock was subsequently reduced at each issuance and with the last reduction set at $1.68 per share in September 2007. As a result, we recognized a deemed dividend to the Series E Preferred Stockholders in the amount of $342,722 for the three months ended March 31, 2007.  There was no deemed dividend to the Series E Preferred Stockholders recognized for the three months ended March 31, 2008.   The liquidation preference for the Series E Preferred Stock is $10,000 per share plus accumulated dividends.

9.   Income Taxes

FASB Statement  No. 109, Accounting for Income Taxes (SFAS 109), requires the recording of a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax asset depends on our ability to generate sufficient taxable income in the future. We have recognized a full valuation allowance for the amount of net deferred tax asset at March 31, 2008 and December 31, 2007 since there is uncertainty of realization.

On January 1, 2007, we adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) an interpretation of SFAS 109. FIN 48 provides recognition criteria and a related measurement model for uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. Tax positions that meet the more likely than not threshold are then measured using a probability weighted approach recognizing the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement.

The Company had no tax positions relating to open income tax returns that were considered to be uncertain.  Accordingly, we have not recorded a liability for unrecognized tax benefits prior to adoption of FIN 48.  There continues to be no liability related to unrecognized tax benefits at March 31, 2008.

 10.       Related Parties

On August 4, 2006, we entered into a services agreement with Fastech Integrated Solutions, LLC (Fastech) for hardware relocation/migration services and on demand hosting services. The services agreement shall remain in effect for a period of 36 months and shall renew each term for a consecutive 36 month period until terminated by one party 120 days prior to the expiration of the then current term. Michael A. DiPiano is a member of our Board of Directors and a General Partner of NewSpring Ventures, which is one of our significant stockholders. Mr. DiPiano is also an affiliate of a significant debt holder of Fastech, NewSpring Capital. During each of the three months ended March 31, 2008 and 2007 we recorded expense of $119,000 under the services agreement, of which approximately $40,000 is included in accounts payable at March 31, 2008.

The Company pays Mr. Rumsey, our Chairman of the Board of Directors and Interim Chief Financial Officer, $10,000 per month in consideration for his services as principal financial and accounting officer of the Company, and $3,000 quarterly for his service on the Board of Directors, consistent with our director compensation policy.

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operation in conjunction with our financial statements and related notes. In addition to historical information, this discussion and analysis contains forward-looking statements based on current expectations that involve risks, uncertainties and assumptions. Our actual results and the timing of events may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the caption “Additional Factors That May Affect Future Results” included in Part 1, Item 1 of our Annual Report on Form 10-KSB for the year ended December 31, 2007.

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Those statements are therefore entitled to the protection of the safe harbor provisions of these laws. These forward-looking statements, which are usually accompanied by words such as “may,” “might,” “will,” “should,” “could,” “intends,” “estimates,” “predicts,” “potential,” “continue,” “believes,” “anticipates,” “plans,” “expects”,”if”,” forecasts”,” projects”, and similar expressions, involve risks and uncertainties, and relate to, without limitation, statements about our market opportunities, our strategy, our competition, our projected revenue and expense levels and the adequacy of our available cash resources.

Although we believe that the expectations reflected in these forward-looking statements are based upon reasonable assumptions, no assurance can be given that such expectations will be attained or that any deviations will not be material. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or forecasted in, or implied by, such forward-looking statements, including those factors discussed under the caption “Additional Factors That may Affect Future Results” in Item 1, Part 1 of our Annual Report on Form 10-KSB for the year ended December 31, 2007.  We disclaim any obligation or undertaking to disseminate any updates or revision to any forward-looking statement contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

We generate substantially all of our revenue from within the United States. During the quarters ended March 31, 2008 and 2007, approximately 98% of our total revenue was generated within the United States. Approximately 2% of our total revenue was generated from Europe and Canada in the quarters ended March 31, 2008 and 2007.

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

Asset Impairment.  We review long-lived assets for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  SFAS No. 144 required us to identify events or changes in circumstances, which indicate that the carrying amount of an asset may not be recoverable. If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the long-lived assets, the carrying value is reduced to the estimated fair value as measured by the discounted cash flows.

Losses from operations are one factor that the carrying amounts of any of our assets may not be recoverable. We performed an analysis comparing estimated future cash flows to the carrying value of our assets at December 31, 2007. The analysis did not indicate that impairment exists as of December 31, 2007. The estimated future cash flows were based upon certain assumptions and are dependent upon future performance.   The assumptions and our future performance are subject to risks and uncertainties that could cause operations to vary from our estimates. If actual results differ from the estimated future cash flows, impairment may be evident in future periods.

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

Stock Based Compensation — We account for stock-based compensation under  SFAS No. 123R  which requires that share-based payments be reflected as an expense based upon the grant-date fair value of those awards. The expense is recognized over the remaining vesting period of the awards. The Company estimates the fair value of these awards using the Black-Scholes model.  This model requires management to make certain estimates in the assumptions used in this model, including the expected term the award will be held, volatility of the underlying common stock, discount rate and forfeiture rate.  We develop our assumptions based on our past historical trends as well as consider changes for future expectations.

Results of Operations

Comparison of the Three Months Ended March 31, 2008 to the Three Months Ended March 31, 2007

Revenues. Our revenues are comprised of revenues for subscriptions and implementation fees for our advanced commerce solutions, as well as license, maintenance and services revenues for our retail-centric solutions. The following table sets forth for the periods indicated the components of revenue included in our condensed consolidated statements of operations:

	Three months ended March 31,
Revenues:	2008	2007
Subscription services	$1,368,712	$1,570,160
Licenses	50,000	130,936
Maintenance	371,740	396,542
Professional services	275,917	346,737
	$2,066,369	$2,444,375

Subscription revenues decreased 13% to $1,369,000 for the three months ended March 31, 2008, as compared to $1,570,000 for the same period in 2007.  Continued subscription revenue growth is dependent upon the number of subscribers to these services, the number of trading partners with which they are exchanging data (“connections”) and upon increasing the number of connections between our existing customers and adding new customers.  The rate at which the connections increase can vary significantly from one customer to another depending upon each company’s deployment strategy.  While we experienced growth in our existing communities in the three months ended March 31, 2008, as compared to the same period in the prior year, and we added new customers during the quarter, these increases were largely offset by client cancellations attributable to a single retail hub.  This retail hub accounted for approximately 18% of total subscription revenue for the three months ended March 31, 2007.  Management believes that the loss of revenue as a result of the cancellations of this retail hub will be at least partially offset by gains in other business verticals in 2008, specifically the addition of new clients and the continued expansion of existing clients.

License revenues decreased $81,000 or 63% to $50,000 for the three months ended March 31, 2008, as compared to $131,000 for the same period in 2007.  License revenue recognition is dependent upon finalization of new arrangements and is comprised of perpetual license sales to both new customers and upgrades to existing customers.  The decrease was due to selling fewer perpetual licenses in the first quarter of 2008 as compared to the same period in 2007. The terms of each new license sale vary depending on such factors as the number and type of products sold and permitted number of users.

Maintenance revenues decreased $25,000 or 6% to $372,000 for the three months ended March 31, 2008, as compared to $397,000 for the same period in 2007.  Maintenance revenue is primarily associated with new license sales sold in the period and services performed with existing accounts.  The decrease in 2008 was primarily the result of the decrease in the new licenses sold in the first quarter of 2008 as compared to the same period in 2007.

Professional services revenue, which includes implementation, decreased $71,000 or 20% to $276,000 for the three months ended March 31, 2008, as compared to $347,000 for the same period in 2007.  Professional services revenue mainly results from new license installation, training, application analysis and custom enhancements and varies depending on the scope of each engagement.  The decrease in the three months ended March 31, 2008 as compared to the same period in 2007 was due primarily to one large contract for implementation services that was completed in the first quarter in 2007, without a comparable contract in 2008.  This contract accounted for approximately $96,000 or 28% of the total professional services revenue in 2007.

Customer Operations and Support.  Customer operations and support expense consists of personnel costs associated with implementation, consulting and other services and costs of operating, maintaining and accessing technical operations and hosting facilities in support of our advance commerce offerings. Customer operations and support expense also includes the cost of providing support and maintenance to customers. Our customer operations and support expense decreased $76,000 or 11% to $602,000 for the three months ended March 31, 2008, as compared to $678,000 for the same period in 2007. This decrease was due primarily to reductions in personnel costs of $74,000 as the headcount decreased from 16 at March 31, 2007 to 14 at March 31, 2008.

Development.  Development expense includes personnel and professional fees incurred for product development, enhancements, upgrades, and quality assurance and testing across both advanced commerce and supply chain product offerings. Our development expenses decreased slightly to $319,000 for the three months ended March 31, 2008, as compared to $322,000 for the same period in 2007.

Selling and Marketing. Selling and marketing expense consists primarily of personnel costs, travel, sales lead generation fees, public relations fees, seminars and conferences. Selling and marketing expense decreased $26,000 or 5% to $473,000 for the three months ended March 31, 2008, as compared to $499,000 for the same period in 2007. The decrease for the three months ended March 31, 2008, as compared to the same period in the prior year, was primarily due to a decrease in personnel costs of $101,000 due to the decrease in headcount from 11 at March 31, 2007 to 8 at March 31, 2008, and decreases in travel expenses of $31,000.  These decreases were offset by increases of $24,000 in advertising costs, $19,000 in public relations fees, and $61,000 in professional fees.

General and Administrative. G&A expense consists primarily of the personnel and other costs for the administration of our financial, human resources and executive requirements and the fees and expenses associated with legal, accounting and other services. G&A expense decreased $123,000 or 23% to $418,000 for the three months ended March 31, 2008, as compared to $541,000 for the same period in 2007.  This decrease is due to decreases in stock-based compensation expense of $32,000 and decreased personnel costs of $58,000 due to the decrease in headcount from 5 at March 31, 2007 to 4 at March 31, 2008.  Further decreases include $20,000 in general liability insurance, $13,000 in print and copy charges and a reduction of in bad debt expenses of $23,000 offset by an increase in professional fees of $44,000.

Depreciation and Amortization. Depreciation and amortization expense remained relatively flat at $118,000 for the three months ended March 31, 2008 as compared to $117,000 for the same period in 2007.

Other income (expense) – We recorded interest expense of $54,000 in the three months ended March 31, 2008, pursuant to the Tak Note, as compared to $66,000 for the same period in 2007.  The expense recorded reflects payments required under the terms of the Tak Note through March 31, 2008, plus amortization of the warrant issued to Tak under the terms of the Settlement Agreement. The warrant was recorded as a discount on the Tak Note payable, and is being amortized to interest expense over the term of the Note.  Additional interest in the amount of $3,000 was paid to Sand Hill in the three months ended March 31, 2007 in conjunction with the May 2006 Financing Agreement.  There was no interest paid to Sand Hill in the three months ended March 31, 2008.

Tax provision.  For the three months ended March 31, 2008, we had a taxable profit that was offset by previously unrecognized Federal and state tax loss carryforwards.  However, the Federal alternative minimum tax system imposes an overall 90% limitation on the amount of tax loss carryforwards that can be utilized to reduce taxable income in any given year.  As a result of these limitations, we were subject to the Federal alternative minimum tax on approximately 10% of taxable income and recorded an income tax provision of $8,500.

Deemed Dividend – Beneficial Conversion Feature of Series E Preferred Stock.  In connection with conversion price reset provisions of our Series E Preferred Stock we recorded non-cash charges of $343,000 during the three months ended March 31, 2007,  representing the deemed dividend relating to the intrinsic value of the beneficial conversion feature of the preferred stock (see Note 8 to our consolidated financial statements).  There were no charges recorded for the three months ended March 31, 2008.

Liquidity and Capital Resources

Our principal sources of liquidity are cash on hand and cash generated from current operations. As of March 31, 2008, we had cash and cash equivalents of $2.6 million, which, together with expected cash flow from operations, are expected to be sufficient to meet our operating and capital requirements for the next 12 months.  We have incurred operating losses and negative cash flow in the past, however, and may incur operating losses in the future.  In addition, spending is anticipated to increase in the future for further technology and product development and other technology and database costs, and due to an expected increase in the number of sales personnel.   As a result, our cash and cash equivalents may decrease in subsequent periods.  Management continues to be focused on achieving positive cash flow from operations by carefully managing expenses, and pursuing sales efforts with (a) new retailers to create new communities, (b) small to medium size suppliers for the use of the supply chain software and (c) suppliers that will become subscribers to our advanced commerce services within existing and new hub communities.

During the quarter ended March 31, 2008, $56,000 was provided by our operating activities. Cash provided by operating activities during the quarter ended March 31, 2008 reflects a net income of $85,000 which includes non cash items such as, $118,000 of depreciation and amortization, and non-cash compensation expense of $39,000.  Other primary provisions of cash include a decrease in accounts payable and accrued liabilities of $89,000 and a decrease in accounts receivable of $124,000 due to improved collection efforts during the quarter.

During the quarter ended March 31, 2008, we used approximately $10,000 in our investing activities reflecting capital expenditures.

Our Financing Agreement with Sand Hill allows us to assign certain accounts receivable to Sand Hill and for Sand Hill to advance up to $1.0 million to us in contemplation of the collection of those accounts receivable. As of March 31, 2008, and for the three months then ended, no amounts were owed to Sand Hill under the terms of the Financing Agreement. Sand Hill is entitled to full recourse against us for any uncollected accounts. Accordingly, the Financing Agreement is accounted for as a debt instrument collateralized by accounts receivable. The Financing Agreement has an initial term of one year with automatic renewals on an annual basis, but either party may terminate it at any time upon notice to the other.

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

On July 31, 2006, we entered into the Settlement with Tak. Under the terms of the Settlement Agreement, we issued a three year secured promissory note, in the principal amount of $2,558,348 that bears interest at the prime rate plus 2% (7.25% at March 31, 2008).  The Tak Note is payable in monthly payments of $30,000, which includes interest, with the remaining amounts of principal and interest, equal to approximately $2,127,000, due in August 2009.  The Tak Note had an outstanding principal balance, net of the debt discount, of $2,362,000 at March 31, 2008.

Off Balance Sheet Agreements

As of March 31, 2008, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Recently Issued Accounting Pronouncements

On January 1, 2008, we adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which includes an amendment to FASB Statement No. 115 (SFAS 159).  SFAS 159 permits entities to choose, at specified election dates, to measure eligible financial assets and financial liabilities at fair value (referred to as the “fair value option”) and report associated unrealized gains and losses in earnings.  We have elected not to implement the fair value option with respect to any existing assets or liabilities; therefore, the adoption of SFAS 159 had no impact on our financial position or results of operations.

On January 1, 2008, we partially adopted  SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS 157 does not require any new fair value measurements. However, for some entities, the application of SFAS 157 will change current practice.  FASB Staff Positions  SFAS  157-2 delays the effective date of SFAS 157 from 2008 to 2009 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized of disclosed at fair value in the financial statements on a recurring basis (at least annually).  The partial adoption of SFAS 157 had no impact on our financial position or results of operations.

ITEM 3.	Quantitative and Qualitative Disclosure about Market Risk

A smaller reporting company is not required to provide the information required by this Item.

ITEM 4T.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the end of the period covered by this Quarterly Report. Based on that evaluation, our management with the participation of or principal executive officer and principal financial officer concluded that these controls and procedures were effective as of the end of the period covered by this Quarterly Report to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information required to be disclosed is accumulated and communicated to our management, including to our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  There were no changes in these controls or procedures identified in connection with the evaluation of such controls and procedures that occurred during our last fiscal quarter, or in other factors that have materially affected, or are reasonably likely to materially affect, these controls or procedures.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Prescient Applied Intelligence, Inc.

Date: May 13, 2008	By:	/s/ Jane F. Hoffer
Name: Jane F. Hoffer
Title: President and Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2008	By:	/s/ Daniel W. Rumsey
Name: Daniel W. Rumsey
Title: Interim Chief Financial Officer (Principal Financial and Accounting Officer)