Form 10-Q
period 2008-06-30
Prescient Applied Intelligence, Inc.
filed 2008-08-01
CIK 1017137

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_______________

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

        Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

As of August 1, 2008, the issuer had 33,560,791 outstanding shares of common stock.

PART 1 — FINANCIAL INFORMATION

ITEM 1	Financial Statements
Prescient Applied Intelligence, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2008 and December 31, 2007

	June 30,	December 31,
	2008	2007
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$2,795,884	$2,594,149
Accounts receivable - net of allowance for doubtful accounts
of $35,000 at June 30, 2008 and $43,000 at December 31, 2007	977,425	1,236,603
Prepaid and other current assets	194,844	100,504
Total current assets	3,968,153	3,931,256
Furniture, equipment and leasehold improvements, net	183,939	200,057
Intangible assets, net	1,100,000	1,300,000
Goodwill	9,804,285	17,257,483
Other assets	53,503	49,342
Total Assets	$15,109,880	$22,738,138

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion note payable	$203,492	$169,696
Accounts payable	152,317	163,526
Accrued expenses	451,645	632,648
Income taxes payable	15,000	29,071
Deferred revenues	1,145,355	1,357,953
Total current liabilities	1,967,809	2,352,894

Deferred maintenance - long-term portion	29,049	67,884
Long term portion note payable, net of discount of $11,122 at June 30, 2008
and $15,889 at December 31, 2007	2,113,020	2,228,314
	2,142,069	2,296,198

Stockholders' equity:
Series E Preferred Stock, $.001 par value; 1,660 shares authorized; 1,657 shares issued and outstanding at June 30, 2008 and December 31, 2007
(liquidation value $19,550,849 and $18,889,955 at June 30, 2008
and December 31, 2007, respectively)	16,567,747	16,567,747
Series G Preferred Stock, $.001 par value; 480 shares authorized; 479.9 shares issued and outstanding at June 30, 2008 and December 31, 2007
(liquidation value $4,798,838 at June 30, 2008 and December 31, 2007)	4,798,838	4,798,838
Common stock, $.001 par value; 400,000,000 shares authorized;
33,560,791 and 33,600,251 shares issued and outstanding at June 30, 2008
and December 31, 2007, respectively	33,561	33,600
Additional paid-in-capital	104,813,349	104,754,887
Accumulated deficit	(115,213,493)	(108,066,026)
Total stockholders' equity	11,000,002	18,089,046
Total liabilities and stockholders' equity	$15,109,880	$22,738,138

The accompanying notes are an integral part of these condensed consolidated financial statements.

Prescient Applied Intelligence, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and six months ended June 30, 2008 and 2007
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Revenue:
Subscription services	$1,470,795	$1,522,102	$2,839,507	$3,092,261
Licenses	40,000	228,286	90,000	359,222
Maintenance	379,538	388,170	751,278	784,712
Professional services	216,988	372,207	492,905	718,945
Total revenue	2,107,321	2,510,765	4,173,690	4,955,140

Operating expenses:
Customer operations and support	548,195	719,194	1,150,139	1,397,480
Development	304,891	223,906	623,641	546,129
Selling and marketing	473,076	542,431	945,645	1,040,973
General and administrative	403,557	509,445	821,219	1,050,238
Impairment of goodwill	7,453,198	-	7,453,198	-
Depreciation and amortization	115,730	115,765	233,927	232,548
Total operating expenses	9,298,647	2,110,741	11,227,769	4,267,368
Income (loss) from operations	(7,191,326)	400,024	(7,054,079)	687,772

Other income (expense):
Interest expense	(44,960)	(69,329)	(99,194)	(138,960)
Interest income	11,277	-	21,735	-
Total other expense	(33,683)	(69,329)	(77,459)	(138,960)

Net income (loss) before provision for income taxes	(7,225,009)	330,695	(7,131,538)	548,812
Provision for income taxes	7,500	-	15,929	-
Net income (loss)	(7,232,509)	330,695	(7,147,467)	548,812
Deemed dividend on Series E Preferred Stock	-	(172,810)	-	(515,532)
Undeclared dividend on Series E Preferred Stock	(330,447)	(165,224)	(660,894)	(328,632)
Accrued damages to certain preferred shareholders	-	(20,250)	-	(20,250)
Net loss applicable to common stockholders	$(7,562,956)	$(27,589)	$(7,808,361)	$(315,602)

Net loss applicable per common share -
basic and diluted	$(0.23)	$(0.00)	$(0.23)	$(0.01)
Weighted average common shares outstanding -
basic and diluted	33,560,791	33,326,670	33,572,282	33,326,670

The accompanying notes are an integral part of these condensed consolidated financial statements

Prescient Applied Intelligence, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the six months ended June 30, 2008
(unaudited)

					Additional
	Preferred Stock		Common Stock		paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	deficit	Total

Balance, January 1, 2008	2,137	$21,366,585	33,600,251	$33,600	$104,754,887	$(108,066,026)	$18,089,046

Non-cash compensation expense related to stock options pursuant to SFAS123R					54,801		54,801

Non-cash compensation expense related to restricted stock grants pursuant to SFAS123R					5,923		5,923

Forfeiture of restricted stock grants			(39,460)	(39)	(2,262)		(2,301)

Net loss						(7,147,467)	(7,147,467)

Balance, June 30, 2008	2,137	$21,366,585	33,560,791	$33,561	$104,813,349	$(115,213,493)	$11,000,002

The accompanying notes are an integral part of these condensed consolidated financial statements.

Prescient Applied Intelligence, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2008 and 2007
(unaudited)

	Six months ended June 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(7,147,467)	$548,812
Adjustments to reconcile net income to net cash from
operating activities:
Provision for doubtful accounts	(5,268)	17,990
Depreciation and amortization	233,927	235,344
Non-cash stock compensation expense	58,423	95,510
Non-cash interest expense	4,764	4,764
Impairment of goodwill	7,453,198	-
Increase (decrease) in cash for changes in:
Accounts receivable	264,446	(251,806)
Prepaid expenses and other assets	(98,501)	(27,291)
Accounts payable and accrued expenses	(192,212)	116,746
Income taxes payable	(14,071)	-
Deferred revenue	(251,433)	(203,219)
Net cash provided by operating activities	305,806	536,850

Cash flows from investing activities:
Capital expenditures	(17,809)	(33,229)
Net cash used in investing activities	(17,809)	(33,229)

Cash flows from financing activities:
Payments for accounts receivable financing agreement, net	-	(260,117)
Payment of note payable-Tak	(86,262)	(49,630)
Net cash used in financing activities	(86,262)	(309,747)

Net increase in cash and cash equivalents	201,735	193,874

Effect of foreign currency translation on cash balances	-	7,732

Cash and cash equivalents, beginning of period	2,594,149	1,016,568

Cash and cash equivalents, end of period	$2,795,884	$1,218,174

The accompanying notes are an integral part of these condensed consolidated financial statements.

Prescient Applied Intelligence, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

We provide innovative software solutions and services that enable retailers and suppliers to work collaboratively as strategic partners to improve efficiencies, customer service, and sales.  Our tailored solutions capture, manage, and share critical data, giving companies the power to make better and more informed decisions.  Our offerings include Vendor Managed Inventory, Store Level Replenishment, Scan Based Trading, and Visibility & Analytics™ business intelligence solution, which are all powered by our Demand Signal Repository (DSR).  The comprehensive commerce data aggregated by the DSR brings greater visibility throughout the supply chain enabling businesses to forecast with more accuracy, reduce stock-outs, and improve performance at the store shelf.

Our customers range from small, rapidly growing companies to large corporations in the consumer products and retail industries and are geographically dispersed throughout the United States.  In addition, less than 2% of our sales are to customers in Canada and Europe.

2.	Liquidity

Our principal sources of liquidity are cash on hand and cash generated from current operations. As of June 30, 2008, we had cash and cash equivalents of $2.8 million.  We generated net loss for the six months ended June 30, 2008, and have an accumulated deficit of $115 million as of June 30, 2008.  During the quarter ended June 30, 2008, $306,000 of cash was provided by our operating activities.  We have incurred operating losses and negative cash flow in the past and may incur operating losses and negative cash flow in the future.  We continue to pursue sales efforts with (a) new retailers to create new communities, (b) small to medium size suppliers for the use of the supply chain software and (c) suppliers that will become subscribers to our advanced commerce services within existing and new hub communities.  Our existing cash and cash equivalents, and expected cash flow from operations, are expected to be sufficient to meet our operating and capital requirements for the next 12 months.

Our Financing Agreement with Sand Hill allows us to assign certain accounts receivable to Sand Hill and for Sand Hill to advance up to $1.0 million to us in contemplation of the collection of those accounts receivable. As of June 30, 2008, and for the six months then ended, no amounts were owed to Sand Hill under the terms of the Financing Agreement.

On July 31, 2006, we entered into the Settlement Agreement with Tak. In connection with the Settlement Agreement, we issued a three year secured promissory note, in the amount of $2,558,348, that bears interest at the prime rate plus 2% (7% at June 30, 2008) (Tak Note).  The Tak Note is payable at a rate of $30,000 per month which includes interest with the remaining amounts of principal and interest, equal to approximately $2,119,000 due in August 2009.  (See Note 6).

3.	Basis of Presentation

The consolidated financial statements include Prescient Applied Intelligence, Inc. and our wholly owned subsidiaries which consist of Prescient Systems, Inc. (a Delaware corporation), and viaLink Operations, Inc. (a Pennsylvania corporation).  Intercompany transactions and balances have been eliminated.  Operating results for the six month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2008.

4.	Impairment of Goodwill and Other Intangible Assets

Goodwill and intangible assets acquired in the purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of FASB Statement No. 142, Goodwill and Other Intangible Assets. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. The occurrence of certain events may be indicators that goodwill is impaired and therefore require us to test for impairment other than annually.   In furtherance of the Company’s strategy to increase shareholder value and seek growth opportunities through mergers, acquisitions and strategic transactions, we engaged an investment banking firm during the quarter ended December 31, 2007.  Based on management’s analysis of the opportunities presented, and the inability to project future revenue growth, management determined that this provided a strong indicator that goodwill should be tested for impairment at this interim period.  The first step of the goodwill impairment test indicated that net book value exceeded estimated fair value of the Company, which consists of one reporting unit.  The Company performed the second step of the goodwill impairment analysis which requires the Company to assign the estimated fair value to the assets and liabilities and determine the residual amount that represents the implied fair value of goodwill.  The difference in the implied fair value of goodwill and the book value of goodwill resulted in an impairment charge of $7.5 million.   There was no impairment noted related to other intangible assets.

The impairment charge is based on management’s estimate of the fair value of the Company at June 30, 2008 based upon an estimate of the enterprise value using a comparable transaction market approach. Determining fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions.  These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and determination of appropriate market comparables.  We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain.  Actual results may differ from those estimates.

5.	Accrued Liabilities

Accrued expenses at June 30, 2008 and December 31, 2007 consisted of the following:

	June 30,	December 31,
	2008	2007

Accrued employee compensation	$166,716	$239,333
Accrued professional fees and contract labor	96,826	183,548
Accrued damages to stockholders	141,750	141,750
Other accrued expenses	46,353	68,017
Total accrued expenses	$451,645	$632,648

6.	Note Payable

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

Upon the approval of the Settlement Agreement on August 25, 2006, we issued a three-year promissory note in favor of Tak in the principal amount of $2,558,348 (Tak Note). The Tak Note bears interest at the prime rate plus 2% (7% at June 30, 2008) which is payable at a rate of $30,000 per month including interest, with the remaining amounts of principal and interest, equal to approximately $2,119,000 due August 2009. In addition, in the event that we close any equity or equity based financing with gross proceeds totaling at least $1,000,000, we are required to prepay a portion of the Tak Note equal to 15% of the proceeds from such financing, up to $500,000 in the aggregate. The Tak Note is secured by all of our assets, subordinated only to the rights of Sand Hill, or any such replacement financing providing working capital to us in an aggregate principal amount not to exceed $1.0 million.

At June 30, 2008, the unamortized discount on the Tak Note payable is $11,122. During each of the six months ended June 30, 2008 and 2007, we recorded interest expense of $4,764, related to amortization of debt discount.

As of June 30, 2008, the outstanding principal balance on the Tak Note, net of discount, is $2,316,512, of which the current portion due is $203,492 and the remaining balance is classified as long term debt in the amount of $2,113,020, which is net of the discount of $11,122.

7.	Common Stock and Earnings (Loss) per Share (EPS)

A reconciliation of the numerator and the denominator used in the calculation of earnings (loss) per share is as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Basic and diluted:
Net loss applicable to common stockholder	$(7,562,956)	$(27,589)	$(7,808,361)	$(315,602)
Weighted average common shares outstanding	33,560,791	33,326,670	33,572,282	33,326,670
Net loss per common share	$(0.23)	$(0.00)	$(0.23)	$(0.01)

For the six months ended June 30, 2008 we had outstanding (a) options to purchase 6,939,963 shares at a weighted average exercise price of $0.72 (b) 9,865,879 shares of common stock to be issued upon the conversion of Series E Preferred Stock at a conversion price of $1.68 per share (c) 10,905,909 shares of common stock to be issued upon the conversion of Series G Preferred Stock at a conversion price of $.44 per share, and (d) warrants to purchase 2,510,459 common shares at exercise prices reflected in the table below.
For the six months ended June 30, 2007, we had outstanding (a) options to purchase 4,853,736 shares at a weighted average exercise price of $1.04 (b) 9,159,030 shares of common stock to be issued upon the conversion of Series E Preferred Stock at a conversion price of $1.81 per share (c) 10,905,909 shares of common stock to be issued upon the conversion of Series G Preferred Stock at a conversion price of $.44 per share, and (d) warrants to purchase 5,685,568 common shares at exercise prices reflected in the table below.

These securities were outstanding but were not included in the computation of diluted earnings per share because the effect of these outstanding options, stock issuable upon conversion of Preferred Stock and warrants would be antidilutive.

There were no warrants issued or exercised during 2008.  Below is a summary of the warrants outstanding as of June 30, 2008 and December 31, 2007:

Underlying Common Shares attributable to outstanding warrants at December 31, 2007	Granted	Exercised	Expired/ Cancelled	Underlying Common Shares attributable to outstanding warrants at June 30, 2008	Exercise Price	Expiration Date
10,459				10,459	$0.02	August 2009
409,091			(409,091)	-	$0.48
2,766,018			(2,766,018)	-	$0.85
2,500,000				2,500,000	$2.00	August 2009
5,685,568	-	-	(3,175,109)	2,510,459

All warrants are currently exercisable.

8.	Stock-Based Compensation

Stock Option and Grant Plans — We have one equity incentive plan, the 2007 Equity Incentive Plan (2007 Plan), under which a total of 6,065,674 shares of common stock have been authorized.  The 2007 Plan offers certain employees, outside directors and consultants the opportunity to acquire a proprietary interest in the Company by the grant of awards in the form of options (non-statutory and incentive), restricted stock and stock appreciation rights on stock units.  In addition, options previously granted under the former 1999 Plan also remain outstanding until they are either exercised of forfeited.  However, any forfeiture under the 1999 Plan will not increase availability under the 2007 Plan.  Options may be granted under the 2007 Plan at an exercise price per share not less than the fair market value per share of common stock on the option grant date.  Options are granted with a term of up to 10 years and generally become exercisable in installments over periods of up to six years.  Awards of restricted stock may be granted under the 2007 Plan and may or may not be subject to vesting.  Vesting shall incur in full installments upon satisfaction of the conditions specified in the restricted stock agreement.  As of June 30, 2008, there were 3,400,344 shares of common stock available to be issued under the 2007 Plan.

In our condensed consolidated statements of operations, for the six months ended June 30, 2008 and 2007, we recorded $58,000 and $96,000, respectively, of compensation cost for share-based payment arrangements including restricted stock.  No stock options were exercised during the six months ended June 30, 2008 and 2007.

The fair value of stock options is determined using the Black-Scholes valuation model. The fair value of each stock option award was determined as of the date of grant using the Black-Scholes option-pricing model with the following assumptions used for the six months ended June 30, 2007:

2007
Expected volatility	89%-102%
Expected term (years)	5.5-6.0
Risk-free interest rate	4.5%-4.6%
Expected dividend yield	0%
Forfeiture rate	0%-17%
Resulting weighted average grant date fair value	$0.08

There were no stock option grants during the six months ended June 30, 2008.

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

As of June 30, 2008, there was approximately $32,000 of total unrecognized compensation cost, which includes the impact of expected forfeitures related to unvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.9 years.

A summary of the stock option activity and related information for the six months ended June 30, 2008 is as follows:

		Weighted-average exercise price	Aggregate intrinsic value	Weighted-average remaining contractual life(years)

	Shares

Outstanding at December 31, 2007	7,066,093	$0.72	$24,112	8.09
Granted	-	-
Exercised	-	-
Expired	(47,241)	1.50
Forfeited	(78,889)	0.14
Outstanding at June 30, 2008	6,939,963	$0.72	$-	7.59
Vested at June 30, 2008 and
expected to vest	6,814,172	$0.73	$-	7.57
Exercisable at June 30, 2008	5,950,017	$0.82	$-	7.36

In addition, during the six months ended June 30, 2008, there were 39,460 shares of restricted stock that were forfeited.  The remaining 234,121 restricted stock shares fully vested in May 2008.

9.	Convertible Preferred Stock

Series E

As of June 30, 2008 and December 31, 2007, there were a total of 1,657 shares of Series E Preferred Stock outstanding. The Series E Preferred Stock was convertible into shares of our common stock at an initial conversion price of $2.00 per share, and in July 2006 the Series E Preferred shares began accumulating dividends at a rate of 4% per annum calculated from the date of issuance, which increased to 8% per annum July 2007. Earned but undeclared dividends were $660,894 and $328,632 for six months ended June 30, 2008 and 2007. Since these dividends have not yet been declared, they are not recognized as a liability, but are reflected in loss applicable to common stockholders. The dividends will be recognized as a liability when declared by the board of directors. At our option, the dividends can be paid in cash or in shares of common stock. In connection with dilutive issuances of stock options and warrants, the conversion price for the Series E Preferred Stock was subsequently reduced at each issuance and with the last reduction set at $1.68 per share in September 2007. As a result, we recognized a deemed dividend to the Series E Preferred Stockholders in the amount of $515,232 for the six months ended June 30, 2007.  There was no deemed dividend to the Series E Preferred Stockholders recognized for the six months ended June 30, 2008.   The liquidation preference for the Series E Preferred Stock is $10,000 per share plus accumulated dividends.

10.	Income Taxes

FASB Statement No. 109, Accounting for Income Taxes (SFAS 109), requires the recording of a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax asset depends on our ability to generate sufficient taxable income in the future. We have recognized a full valuation allowance for the amount of net deferred tax asset at June 30, 2008 and December 31, 2007 since there is uncertainty of realization.

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

The Company had no tax positions relating to open income tax returns that were considered to be uncertain.  Accordingly, we have not recorded a liability for unrecognized tax benefits prior to adoption of FIN 48.  There continues to be no liability related to unrecognized tax benefits at June 30, 2008.

11.	Related Parties

On August 4, 2006, we entered into a services agreement with Fastech Integrated Solutions, LLC (Fastech) for hardware relocation/migration services and on demand hosting services. The services agreement shall remain in effect for a period of 36 months and shall renew each term for a consecutive 36 month period until terminated by one party 120 days prior to the expiration of the then current term. Michael A. DiPiano is a member of our Board of Directors and a General Partner of NewSpring Ventures, which is one of our significant stockholders. Mr. DiPiano is also an affiliate of a significant debt holder of Fastech, NewSpring Capital. During each of the six months ended June 30, 2008 and 2007 we recorded expense of $239,000, under the services agreement, of which approximately $40,000 is included in accounts payable at June 30, 2008 and 2007.

The Company pays Daniel W. Rumsey, our Chairman of the Board of Directors and Interim Chief Financial Officer, $10,000 per month in consideration for his services as principal financial and accounting officer of the Company, and $3,000 quarterly for his service on the Board of Directors, consistent with our director compensation policy.  In addition, the Company paid $1,500 for services provided by SEC Connect during the six months ended June 30, 2008.  SEC Connect is an EDGAR filing agent founded and controlled by Mr. Rumsey.

Forward Looking Statements

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

You should read the following discussion and analysis of our financial condition and results of operation in conjunction with our financial statements and related notes. In addition to historical information, this discussion and analysis contains forward-looking statements based on current expectations that involve risks, uncertainties and assumptions. Our actual results and the timing of events may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the caption “Additional Factors That May Affect Future Results” section in this Quarterly Report on Form 10-Q.

Overview

We were originally formed in 1985 as Applied Intelligence Group, an Oklahoma corporation.  In 1998, we changed our name to The viaLink Company. In 1999, we reorganized as a Delaware corporation. On December 31, 2004, we merged with Prescient Systems, Inc. (Prescient Systems) and changed our name to Prescient Applied Intelligence, Inc.

We are a leading provider of on-demand solutions for the retail marketplace, including both retailers and suppliers. Our solutions capture information at the point of sale, provide greater visibility into real-time demand, and turn data into actionable information across the entire supply chain. As a result, our products and services enable trading partners to compete effectively, increase profitability and excel in today’s retail business climate.  This represents our one operating segment.

Sources of Revenue

We derive our revenue primarily from (i) subscription services; (ii) software licenses; (iii) maintenance and support and; (iv) professional services.  See “Critical Accounting Policies” for a more detailed description of our revenue recognition policies.

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

We generate substantially all of our revenue from within the United States. During the three months ended June 30, 2008 and 2007, approximately 98% of our total revenue was generated within the United States. Approximately 2% of our total revenue was generated from Europe and Canada in the three months ended June 30, 2008 and 2007.

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

We believe that the following critical accounting policies affect our more significant estimates and judgments used in the preparation of our consolidated financial statements:

Revenue Recognition. We generate revenues from monthly subscriptions to our advanced commerce and supply chain services. Additionally, we generate revenues from the sale of licenses of our supply chain planning software along with related maintenance revenue.  We also provide professional services to our customers.

Subscriptions - For use of our subscription advanced commerce services, customers pay a flat monthly subscription rate, a rate based on the number of trading partners and the size and complexity of the trading relationships, or the dollar volume of the transactions that go through the advanced commerce engine. Supply chain subscription services are based on the modules selected, the number of users, and the number of trading partners with whom our customer does business. Other services are available for additional monthly subscription fees. Subscription services are provided by and are resident on our database servers. Customers gain access to and use our services through means ranging from Internet web browsers to fully automated batch interfaces imbedded in the customer’s IT systems. For new advanced commerce transactions, customers are typically charged an implementation fee ranging from $200 for an on-line implementation to more than $100,000 for complex supplier and retailer installations. Such fees are separately priced from the use of advanced commerce services on a time and materials basis and are included in professional services revenue described below. We have no obligation to perform any future implementation services and no additional implementation services are necessary upon renewal of the service by the customer.

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

License and maintenance - Software license revenue is recognized upon shipment of the software product, where no significant obligations by us exist, the payment is fixed or determinable, the arrangement is evidenced by an agreement and collection is probable. Maintenance revenues are recognized ratably over the maintenance period, in accordance with the terms of the related agreements. We use the residual method of allocating a portion of the total fee to maintenance and license- fees when both are included in the total contract fee (license and maintenance).

Professional services - Professional services revenue is recognized as the services are performed and is based upon the fair value of services performed. A Professional Services Agreement is a time and materials agreement for services provided by us for new and existing customers. Professional services performed include implementation, training, audit assessment, upgrades, and enhancements.

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

Losses from operations are one factor that the carrying amounts of any of our assets may not be recoverable. We performed an analysis comparing estimated future cash flows to the carrying value of our assets at December 31, 2007. The analysis did not indicate that impairment exists as of December 31, 2007. The estimated future cash flows were based upon certain assumptions and are dependent upon future performance. See Additional Factors That May Affect Future Results in the Form 10-K for the year ended December 31, 2007 for factors that may cause operations to vary from our estimates. If actual results differ from the estimated future cash flows, impairment may be evident in future periods.

Impaiment of Goodwill and Other Intangible Assets – Goodwill and intangible assets acquired in the purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of FASB Statement No. 142, Goodwill and Other Intangible Assets. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. The occurrence of certain events may be indicators that goodwill is impaired and therefore require us to test for impairment other than annually.   In furtherance of the Company’s strategy to seek growth opportunities through mergers, acquisitions and strategic transactions, we engaged an investment banking firm during the quarter ended December 31, 2007.  Based on management’s analysis of the opportunities presented, and the inability to project future revenue growth, management determined that this provided a strong indicator that goodwill should be tested for impairment at this interim period.  The first step of the goodwill impairment test indicated that net book value exceeded estimated fair value of the Company, which consists of one reporting unit.  The Company performed the second step of the goodwill impairment analysis which requires the Company to assign the estimated fair value to the assets and liabilities and determine the residual amount that represents the implied fair value of goodwill.  The difference in the implied fair value of goodwill and the book value of goodwill resulted in an impairment charge of $7.5 million.   There was no impairment noted related to other intangible assets.

The impairment charge is based on management’s estimate of the fair value of the Company at June 30, 2008 based upon an estimate of the enterprise value using a comparable transaction market approach. Determining fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions.  These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and determination of appropriate market comparables.  We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain.  Actual results may differ from those estimates.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2008 to the Three Months Ended June 30, 2007

Revenues. Our revenues are comprised of subscriptions and implementation fees for our advanced commerce solutions, as well as license, maintenance and services revenues for our retail-centric solutions. The following table sets forth for the periods indicated, the components of revenue included in our condensed consolidated statements of operations:

	Three months ended June 30,
Revenues:	2008	2007
Subscription services	$1,470,795	$1,522,102
Licenses	40,000	228,286
Maintenance	379,538	388,170
Professional services	216,988	372,207
	$2,107,321	$2,510,765

Subscription revenues decreased 3% to $1,471,000 for the three months ended June 30, 2008, as compared to $1,522,000 for the same period in 2007.  Continued subscription revenue growth is dependent upon the number of subscribers to these services, how many trading partners with which they are exchanging data (connections), increasing the number of connections between our existing customers and adding new customers.  The rate at which the connections increase can vary significantly from one customer to another depending upon each company’s deployment strategy.  Our two largest hub communities grew 22% and 28%, respectively, in the three months ended June 30, 2008 as compared to the same period in the prior year.  These customers account for 29% and 14%, respectively, of total subscription revenue in the three months ended June, 30, 2008.  In the second quarter of 2007, we received notice from one of our retail hub customers of their intent to discontinue the use of the SBT product and cancellation of the related subscription for both it and its suppliers effective August, 2007.  These customers accounted for approximately 14% of total subscription revenue for the three months ended June 30, 2007.  Management does not believe that the loss of revenue as a result of the cancellations of this retail hub will be completely offset by revenue gains in other business verticals throughout the remainder of 2008 or from the addition of new customers and the continued expansion of existing customers.

License revenues decreased $188,000 or 82% to $40,000 for the three months ended June 30, 2008, as compared to $228,000 for the same period in 2007.  License revenue recognition is dependent upon finalization of new arrangements and is comprised of perpetual license sales to both new customers and upgrades to existing customers.  The decrease was due to selling fewer perpetual licenses in the second quarter of 2008 as compared to the same period in 2007. The terms of each new license sale vary depending on such factors as the number and type of products sold and permitted number of users.

Maintenance revenues decreased $8,000 or 2% to $380,000 for the three months ended June 30, 2008, as compared to $388,000 for the same period in 2007.  Maintenance revenue is primarily associated with new license sales sold in the period and services performed with existing accounts.  The decrease in 2008 was primarily the result of the decrease in the new licenses sold in the second quarter of 2008 as compared to the same period in 2007.

Professional services revenue, which includes implementation, decreased $155,000 or 42% to $217,000 for the three months ended June 30, 2008, as compared to $372,000 for the same period in 2007.  Professional services revenue mainly results from new license installation, training, application analysis and custom enhancements and varies depending on the scope of each engagement.  The decrease in the three months ended June 30, 2008 as compared to the same period in 2007 was due primarily to one large contract for enhancement services that was completed in the second quarter in 2007, without a comparable contract in the same period in 2008.  This contract accounted for approximately $137,000 or 37% of the total professional services revenue in 2007.

Customer Operations and Support.  Customer operations and support expense consists of personnel costs associated with implementation, consulting and other services and costs of operating, maintaining and accessing technical operations and hosting facilities in support of our advanced commerce offerings. Customer operations and support expense also includes the cost of providing support and maintenance to customers. Our customer operations and support expense decreased $171,000 or 24% to $548,000 for the three months ended June 30, 2008, as compared to $719,000 for the same period in 2007. This decrease was due to decreased personnel costs due to the reduction of headcount from 14 at June 30, 2007 to 13 at June 30, 2008 and to the cost of development resources allocated to a custom development project in the second quarter of 2007 without a similar transaction in 2008.

Development.  Development expense includes personnel and professional fees incurred for product development, enhancements, upgrades, and quality assurance and testing across both advanced commerce and supply chain product offerings. Our development expenses increased $81,000 or 36% to $305,000 for the three months ended June 30, 2008, as compared to $224,000 for the same period in 2007.  This increase was primarily due to the allocation of development resources to customer operations and support for a custom development project in the second quarter of 2007.

Selling and Marketing. Selling and marketing expense consists primarily of personnel costs, travel, sales lead generation fees, public relations fees, seminars and conferences. Selling and marketing expense decreased $69,000 or 13% to $473,000 for the three months ended June 30, 2008, as compared to $542,000 for the same period in 2007. The decrease for the three months ended June 30, 2008 was primarily due to a decrease in personnel costs of $115,000 due to a reduction in headcount from 11 at June 30, 2007 to 6 at June 30, 2008, and decreases in tradeshow and conference support expenses of $28,000.  These decreases were offset by increases of $36,000 in recruiting fees, $15,000 in public relations fees, and $20,000 in professional fees incurred in the three months ended June 30, 2008.

General and Administrative. G&A expense consists primarily of the personnel and other costs for the administration of our financial, human resources and executive requirements and the fees and expenses associated with legal, accounting and other services. G&A expense decreased $106,000 or 21% to $404,000 for the three months ended June 30, 2008, as compared to $510,000 for the same period in 2007.  This decrease was due to a reduction in personnel costs of $60,000 due to the resignation of our principal finance and accounting officer in August of 2007, and decreases of $20,000 in general liability insurance and $43,000 in legal fees.

Impairment of Goodwill.  In furtherance of our strategy to increase shareholder value and seek growth opportunities through mergers, acquisitions and strategic transactions, we engaged an investment banking firm during the quarter ended December 31, 2007.  Based on management’s analysis of the opportunities presented, and the inability to project future revenue growth, management determined that this provided a strong indicator that goodwill should be tested for impairment at June 30, 2008.  As a result of management’s assessment that the implied fair value of goodwill exceeded the book value of goodwill, an impairment charge of $7.5 million was recorded in the period ended June 30, 2008.   There was no impairment noted related to other intangible assets, nor was there an impairment noted in the quarter ended June 30, 2007.

Depreciation and Amortization. Depreciation and amortization expense remained relatively flat at $115,700 for the three months ended June 30, 2008 as compared to $115,800 for the same period in 2007.

Other income (expense) – We recorded interest expense of $45,000 in the three months ended June 30, 2008, pursuant to the Tak Note, as compared to $67,000 for the same period in 2007.  The expense recorded reflects payments required under the terms of the Tak Note through June 30, 2008 and 2007, plus amortization of the warrant issued to Tak under the terms of the Settlement Agreement. The warrant was recorded as a discount on the Tak Note payable, and is being amortized to interest expense over the term of the Note.   Additional interest of $2,000 related to financing our director’s and officer’s insurance policy was recorded in the three months ended June 30, 2007.

Tax provision.  For the three months ended June 30, 2008, we had a taxable profit that was offset by previously unrecognized Federal and state tax loss carryforwards.  However, the Federal alternative minimum tax system imposes an overall 90% limitation on the amount of tax loss carryforwards that can be utilized to reduce taxable income in any given year.  As a result of these limitations, we were subject to the Federal alternative minimum tax on approximately 10% of taxable income and recorded an income tax provision of $7,500 for the three months ended June 30, 2008.

Deemed Dividend – Beneficial Conversion Feature of Series E Preferred Stock.  In connection with conversion price reset provisions of our Series E Preferred Stock we recorded non-cash charges of $173,000 during the three months ended June 30, 2007,  that represented the deemed dividend relating to the intrinsic value of the beneficial conversion feature of the preferred stock (see Note 9 to our consolidated financial statements).  There were no charges recorded for the three months ended June 30, 2008.

Comparison of the Six Months Ended June 30, 2008 to the Six Months Ended June 30, 2007

Revenue. Our revenue is comprised of subscriptions and implementation fees for our advanced commerce solutions, as well as license, maintenance and services revenues for our retail-centric solutions. The following table sets forth for the periods indicated the components of revenue included in our condensed consolidated statements of operations:

	Six months ended June 30,
Revenues:	2008	2007
Subscription services	$2,839,507	$3,092,261
Licenses	90,000	359,222
Maintenance	751,278	784,712
Professional services	492,905	718,945
	$4,173,690	$4,955,140

Subscription revenue decreased $253,000 or 8% to $2,840,000 for the six months ended June 30, 2008, as compared to $3,093,000 for the same period in 2007.  Continued subscription revenue growth is dependent upon the number of subscribers to these services and how many trading partners with which they are exchanging data (connections), and increasing the number of connections between our existing customers and adding new customers.  The rate at which the connections increase can vary significantly from one customer to another depending upon each customer’s deployment strategy.  Our two largest hub communities grew 17% and 30%, respectively, in the six months ended June 30, 2008 as compared to the same period in the prior year.  These customers account for 29% and 14%, respectively, of total subscription revenue in the six months ended June 30, 2008.   In the second quarter of 2007, we received notice from one of our retail hub customers of their intent to discontinue the use of the SBT product and the cancellation of the related subscription for both it and its suppliers effective August, 2007. These customers accounted for approximately 16% of total subscription revenue for the six month period ended June 30, 2007.  Management does not believe that the loss of revenue as a result of the cancellations of this retail hub will be completely offset by revenue gains in other business verticals throughout the remainder of 2008 or from the addition of new customers and the continued expansion of existing customers.

License revenue was $90,000 for the six months ended June 30, 2008, as compared to $359,000 for the same period in 2007. Revenue recognition is dependent upon finalization of new arrangements and is comprised of perpetual license sales to both new customers and upgrades to existing customers. The decrease in license revenue is due to lower revenue associated with contracts sold in the current period as compared to the revenue associated with contracts sold in the comparable period in 2007.  The terms of each new license sale vary depending on such factors as the number and type of products sold and permitted number of users.

Maintenance revenue decreased $33,000 or 4% to $751,000 for the six months ended June 30, 2008, as compared to $784,000 for the same period in 2007.  The decrease in 2008 was primarily the result of the decrease in the new licenses sold in 2008 as compared to the same period in 2007.

Professional services revenue, which includes implementation, decreased $226,000 or 31% to $493,000 for the six months ended June 30, 2008, as compared to $719,000 for the same period in 2007.  The revenue for each sale varies depending on the scope of each engagement. The decrease in total professional services revenue was attributable mainly to fewer, larger scope engagements in the six months ended June 30, 2007 as compared to more, smaller engagements in the six months ended June 30, 2008.

Customer Operations and Support.  Customer operations and support expense consists of personnel costs associated with implementation, consulting and other services and costs of operating, maintaining and accessing technical operations and hosting facilities in support of our advance commerce offerings. Customer operations and support expense also includes the cost of providing support and maintenance to customers. Our customer operations and support expense decreased 18% to $1,150,000 for the six months ended June 30, 2008, as compared to $1,397,000 for the same period in 2007.  This decrease was due to decreased personnel costs due to the reduction of headcount from 14 at June 30, 2007 to 13 at June 30, 2008 and to the cost of development resources allocated to a custom development project in the second quarter of 2007 without a similar transaction in 2008.

Development.  Development expense includes personnel and professional fees incurred for product development, enhancements, upgrades, and quality assurance and testing across both advanced commerce and supply chain product offerings. Our development expenses increased 14% to $624,000 for the six months ended June 30, 2008, as compared to $546,000 for the same period in 2007. This decrease is due primarily to the allocation of development resources to customer operations and support for a custom development project in the second quarter of 2007.

Selling and Marketing. Selling and marketing expense consists primarily of personnel costs, travel, sales lead generation fees, public relations fees, seminars and conferences. Selling and marketing expense decreased 9% to $946,000 for the six months ended June 30, 2008, as compared to $1,040,000 for the same period in 2007. The most significant changes for the six months ended June 30, 2008, as compared to the six months ended June 30, 2007, were decreases in personnel costs of $216,000, travel expenses of $34,000, and tradeshow and conference support of $28,000.  These decreases were offset by increases in recruiting fees of $35,000, advertising and marketing expenses of $29,000, public relations expense of $34,000, and an increase in professional services fees of $81,000 related to the hiring of an outside consultant for sales management and training.

General and Administrative (G&A). G&A expense consists primarily of the personnel and other costs for the administration of our financial, human resources and executive requirements and the fees and expenses associated with legal, accounting and other services. G&A expense decreased 22% to $821,000 for the six months ended June 30, 2008, as compared to $1,050,000 for the same period in 2007.  The largest decrease is a reduction in personnel fees totaling $117,000. This decrease from the prior year is due to the resignation of our principal finance and accounting officer and less bonuses accrued in the six months ended June 30, 2008.  Other significant changes were decreases in legal fees of $46,000, decreased stock compensation expense of $37,000, and decreases in insurance costs of $39,000 due to a worker’s compensation rate reduction.  There was also a $23,000 decrease in bad debt expense which was offset by an increase in professional fees of $50,000.

Impairment of Goodwill.  In furtherance of our strategy to enhance shareholder value and seek growth opportunities through mergers, acquisitions and strategic transactions, we engaged an investment banking firm during the quarter ended December 31, 2007.  Based on management’s analysis of the opportunities presented, and the inability to project future revenue growth,  management determined that this provided a strong indicator that goodwill should be tested for impairment at June 30, 2008.  As a result of management’s assessment that the implied fair value of goodwill exceeded the book value of goodwill, an impairment charge of $7.5 million was recorded in the period ended June 30, 2008.   There was no impairment noted related to other intangible assets, nor was there an impairment noted in the six month period ended June 30, 2007.

Depreciation and Amortization. Depreciation and amortization expense remained relatively flat at $234,000 for the six months ended June 30, 2008 as compared to $233,000 for the same period in 2007.

Other income (expense).  We recorded interest expense of $99,000 and $133,000 in the six months ended June 30, 2008 and 2007, respectively, pursuant to the Tak Note.  The expense recorded reflects payments required under the terms of the Tak Note through June 30, 2008, plus amortization of the warrant issued to Tak under the terms of the Settlement Agreement. The warrant was recorded as a discount on the Tak Note payable, and is being amortized to interest expense over the term of the Tak Note.  Additional interest in the amount of $3,000 was paid to Sand Hill in conjunction with the Financing Agreement and $4,000 related to financing our director’s and officer’s insurance policy in the six months ended June 30, 2007.

Tax provision.  For the six months ended June 30, 2008, we had a taxable profit that was offset by previously unrecognized Federal and state tax loss carryforwards.  However, the Federal alternative minimum tax system imposes an overall 90% limitation on the amount of tax loss carryforwards that can be utilized to reduce taxable income in any given year.  As a result of these limitations, we were subject to the Federal alternative minimum tax on approximately 10% of taxable income and recorded an income tax provision of $16,000 for the six months ended June 30, 2008.

Deemed Dividend – Beneficial Conversion Feature of Series E Preferred Stock.  In connection with conversion price reset provisions of our Series E Preferred Stock, we recorded non-cash charges of $516,000 during the six months ended June 30, 2007, that represented the deemed dividend relating to the intrinsic value of the beneficial conversion feature of the preferred stock (see Note 9 to our condensed consolidated financial statements).  There were no charges recorded for the six months ended June 30, 2008.

Liquidity and Capital Resources

Our principal sources of liquidity are cash on hand and cash generated from current operations. As of June 30, 2008, we had cash and cash equivalents of $2.8 million, which, together with expected cash flow from operations, are expected to be sufficient to meet our operating and capital requirements for the next 12 months.  We have incurred operating losses and negative cash flow in the past, however, and may incur operating losses in the future.  In addition, spending is anticipated to increase in the future for further technology and product development and other technology and database costs, and an expected increase in the number of sales personnel.   As a result, our cash and cash equivalents may decrease in subsequent periods.  Management continues to be focused on achieving positive cash flow from operations by carefully managing expenses, and pursuing sales efforts with (a) new retailers to create new communities, (b) small to medium size suppliers for the use of the supply chain software and (c) suppliers that will become subscribers to our advanced commerce services within existing and new hub communities.

During the six months ended June 30, 2008, we generated $306,000 from our operating activities. Cash provided by operating activities during the quarter ended June 30, 2008 reflects a net loss of ($7,147,467) which includes non cash items such as, $234,000 of depreciation and amortization, non-cash compensation expense of $58,000, and impairment of goodwill of $7,453,000.  Other primary provisions of cash include a decrease in accounts payable and accrued liabilities of $192,000 and a decrease in accounts receivable of $264,000 due to improved collection efforts during the quarter.

During the six months ended June 30, 2008, we used approximately $18,000 in our investing activities reflecting capital expenditures.

Our Financing Agreement with Sand Hill allows us to assign certain accounts receivable to Sand Hill and for Sand Hill to advance up to $1.0 million to us in contemplation of the collection of those accounts receivable. As of June 30, 2008, and for the six months then ended, no amounts were owed to Sand Hill under the terms of the Financing Agreement. Sand Hill is entitled to full recourse against us for any uncollected accounts. Accordingly, the Financing Agreement is accounted for as a debt instrument collateralized by accounts receivable. The Financing Agreement has an initial term of one year with automatic renewals on an annual basis, but either party may terminate it at any time upon notice to the other.

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

On July 31, 2006, we entered into the Settlement with Tak. Under the terms of the Settlement Agreement, we issued a three year secured promissory note, in the principal amount of $2,558,348 that bears interest at the prime rate plus 2% (7% at June 30, 2008).  The Tak Note is payable in monthly payments of $30,000, which includes interest, with the remaining amounts of principal and interest, equal to approximately $2,119,000, due in August 2009.  The Tak Note has an outstanding principal balance, net of the debt discount, of $2,316,512 at June 30, 2008.

Off Balance Sheet Agreements

As of June 30, 2008, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

(a)  Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the end of the period covered by this Quarterly Report. Based on that evaluation, our management with the participation of our principal executive officer and principal financial officer concluded that these controls and procedures are effective as of the end of the period covered by this Quarterly Report to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information required to be disclosed is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  There were no changes in these controls or procedures identified in connection with the evaluation of such controls and procedures that occurred during our last fiscal quarter, or in other factors that have materially affected, or are reasonably likely to materially affect, these controls or procedures.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 1, 2008	Prescient Applied Intelligence, Inc. By: /s/ Jane F. Hoffer Name: Jane F. Hoffer Title: President and Chief Executive Officer (Principal Executive Officer)
Date: August 1, 2008	By: /s/ Daniel W. Rumsey Name: Daniel W. Rumsey Title: Interim Chief Financial Officer (Principal Financial and Accounting Officer)