Form 10-Q
period 2008-09-30
Prescient Applied Intelligence, Inc.
filed 2008-10-29
CIK 1017137

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

As of October 29, 2008, the issuer had 33,560,791 outstanding shares of common stock.

-i-

PART 1 — FINANCIAL INFORMATION
ITEM 1. Financial Statements
Prescient Applied Intelligence, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2008 and December 31, 2007
	September 30,	December 31,
	2008	2007
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$3,181,843	$2,594,149
Accounts receivable - net of allowance for doubtful accounts of $35,000 at September 30, 2008 and $43,000 at December 31, 2007	994,503	1,236,603
Prepaid and other current assets	217,034	100,504
Total current assets	4,393,380	3,931,256
Furniture, equipment and leasehold improvements, net	170,207	200,057
Intangible assets, net	1,000,000	1,300,000
Goodwill	7,434,476	17,257,483
Other assets	46,835	49,342
Total Assets	$13,044,898	$22,738,138

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion note payable, net of discount of $8,739 at September 30, 2008	$2,269,670	$169,696
Accounts payable	207,240	163,526
Accrued expenses	701,625	632,648
Income taxes payable	22,500	29,071
Deferred revenues	961,706	1,357,953
Total current liabilities	4,162,741	2,352,894

Deferred maintenance - long-term portion	18,700	67,884
Long term portion note payable, net of discount of $15,889 at December 31, 2007	-	2,228,314
	18,700	2,296,198

Stockholders' equity:
Series E Preferred Stock, $.001 par value; 1,660 shares authorized; 1,657 shares issued and outstanding at September 30, 2008 and December 31, 2007 (liquidation value $19,884,928 and $18,889,955 at September 30, 2008 and December 31, 2007, respectively)	16,567,747	16,567,747
Series G Preferred Stock, $.001 par value; 480 shares authorized; 479.9 shares issued and outstanding at September 30, 2008 and December 31, 2007 (liquidation value $4,798,838 at September 30, 2008 and December 31, 2007)	4,798,838	4,798,838
Common stock, $.001 par value; 400,000,000 shares authorized; 33,560,791 and 33,600,251 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	33,561	33,600
Additional paid-in-capital	104,821,360	104,754,887
Accumulated deficit	(117,358,049)	(108,066,026)
Total stockholders' equity	8,863,457	18,089,046
Total liabilities and stockholders' equity	$13,044,898	$22,738,138

The accompanying notes are an integral part of these condensed consolidated financial statements.

Prescient Applied Intelligence, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine months ended September 30, 2008 and 2007
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Revenue:
Subscription services	$1,477,287	$1,412,394	$4,316,794	$4,504,656
Licenses	110,000	217,320	200,000	576,541
Maintenance	381,348	408,548	1,132,626	1,193,260
Professional services	227,966	404,706	720,871	1,123,651
Total revenue	2,196,601	2,442,968	6,370,291	7,398,108

Operating expenses:
Customer operations and support	560,970	631,353	1,711,109	2,028,833
Development	366,511	289,604	990,153	835,733
Selling and marketing	423,357	472,748	1,369,003	1,513,722
General and administrative	463,605	498,961	1,284,823	1,549,200
Impairment of goodwill	2,369,808	-	9,823,007	-
Depreciation and amortization	121,582	118,300	355,509	350,847
Total operating expenses	4,305,833	2,010,966	15,533,604	6,278,335
Income (loss) from operations	(2,109,232)	432,002	(9,163,313)	1,119,773

Other income (expense):
Interest expense	(43,516)	(66,990)	(142,710)	(205,950)
Interest income	15,695	-	37,429	-
Total other expense	(27,821)	(66,990)	(105,281)	(205,950)

Net income (loss) before provision for income taxes	(2,137,053)	365,012	(9,268,594)	913,823
Provision for income taxes	7,500	-	23,429	-
Net income (loss)	(2,144,553)	365,012	(9,292,023)	913,823
Deemed dividend on Series E Preferred Stock	-	(707,208)	-	(1,222,740)
Undeclared dividend on Series E Preferred Stock	(334,078)	(334,078)	(994,973)	(662,710)
Accrued damages to certain preferred shareholders	-	-	-	(20,250)
Net loss applicable to common stockholders	$(2,478,631)	$(676,274)	$(10,286,996)	$(991,877)

Net loss applicable per common share -
basic and diluted	$(0.07)	$(0.02)	$(0.31)	$(0.03)
Weighted average common shares outstanding -
basic and diluted	33,560,791	33,338,565	33,568,424	33,330,679

The accompanying notes are an integral part of these condensed consolidated financial statements.

Prescient Applied Intelligence, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Nine months ended September 30, 2008
(unaudited)

					Additional
	Preferred Stock		Common Stock		paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	deficit	Total

Balance, January 1, 2008	2,137	$21,366,585	33,600,251	$33,600	$104,754,887	$(108,066,026)	$18,089,046

Non-cash compensation expense related to stock options pursuant to SFAS 123R					62,812		62,812

Non-cash compensation expense related to restricted stock grants pursuant to SFAS 123R					5,923		5,923

Forfeiture of restricted stock grants			(39,460)	(39)	(2,262)		(2,301)

Net loss						(9,292,023)	(9,292,023)

Balance, September 30, 2008	2,137	$21,366,585	33,560,791	$33,561	$104,821,360	$(117,358,049)	$8,863,457

The accompanying notes are an integral part of these condensed consolidated financial statements

Prescient Applied Intelligence, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine months ended September 30, 2008 and 2007
(unaudited)

	Nine months ended September 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(9,292,023)	$913,823
Adjustments to reconcile net income to net cash from operating activities:
Provision for (recovery of) doubtful accounts	(5,268)	17,990
Depreciation and amortization	355,509	353,644
Non-cash stock compensation expense	66,434	161,342
Non-cash interest expense	7,150	7,150
Impairment of goodwill	9,823,007	-
Increase (decrease) in cash for changes in:
Accounts receivable	247,368	202,725
Prepaid expenses and other assets	(114,023)	6,063
Accounts payable and accrued expenses	112,691	264,121
Income taxes payable	(6,571)	-
Deferred revenue	(445,431)	(217,164)
Net cash provided by operating activities	748,843	1,709,694

Cash flows from investing activities:
Capital expenditures	(25,659)	(48,261)
Net cash used in investing activities	(25,659)	(48,261)

Cash flows from financing activities:
Payments for accounts receivable financing agreement, net	-	(260,117)
Payment of note payable-Tak	(135,490)	(78,343)
Net cash used in financing activities	(135,490)	(338,460)

Net increase in cash and cash equivalents	587,694	1,322,973

Effect of foreign currency translation on cash balances	-	7,732

Cash and cash equivalents, beginning of period	2,594,149	1,016,568

Cash and cash equivalents, end of period	$3,181,843	$2,347,273

The accompanying notes are an integral part of these condensed consolidated financial statements.

Prescient Applied Intelligence, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.           Description of Business – Proposed Merger

Summary -  We provide innovative software solutions and services that enable retailers and suppliers to work collaboratively as strategic partners to improve efficiencies, customer service, and sales.  Our tailored solutions capture, manage, and share critical data, giving companies the power to make better and more informed decisions.  Our offerings include Vendor Managed Inventory, Store Level Replenishment, Scan Based Trading, and Visibility & Analytics™ business intelligence solution, which are all powered by our Demand Signal Repository (DSR).  The comprehensive commerce data aggregated by the DSR brings greater visibility throughout the supply chain enabling businesses to forecast with more accuracy, reduce stock-outs, and improve performance at the store shelf.

Our customers range from small, rapidly growing companies to large corporations in the consumer products and retail industries and are geographically dispersed throughout the United States.  In addition, less than 2% of our sales are to customers in Canada and Europe.

Proposed Merger with Park City Group, Inc. - On August 28, 2008, we entered into an Agreement and Plan of Merger (the “Agreement”) with Park City Group, Inc., a Delaware corporation (“Park City”), PAII Transitory Sub, Inc. (the “Sub”), a Delaware corporation and wholly owned subsidiary of Park City, and Randy Fields (“Fields”), an individual who serves as the Chairman and CEO of Park City and, as of August 28, 2008, as Chief Executive Officer of the Company.  The Agreement contemplates a merger (the “Merger”) of Sub with and into the Company pursuant to which we will become a wholly owned subsidiary of Park City.

Pursuant to the Agreement, at the effective time (the “Effective Time”) of the Merger, (i) holders of shares of our common stock, $.001 par value per share (the “Common Stock “), other than shares held by Park City or for which holders have perfected appraisal rights under applicable Delaware law, will receive cash payment of $.055 per share, (ii) holders of shares of our Series G Convertible Preferred Stock, $.001 par value per share (the “Series G Stock”), other than shares held by Park City or for which holders have perfected appraisal rights under applicable Delaware law, will receive cash payment of $1,136.36 per share, and (iii) holders of shares of our Series E Convertible Preferred Stock, $.001 par value per share (the “Series E Stock”), other than shares held by Park City or for which holders have perfected appraisal rights, will receive cash payment of $4,098 per share.  At the Effective Time, all of our officers and directors will resign and our Common Stock will no longer be registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or eligible for trading on the OTCBB.

The Merger Agreement provides for the immediate appointment of Fields to serve as our Chief Executive Officer.  Until the Effective Time, the Agreement prohibits Fields from (i) executing any checks (except as a co-signor) or authorizing any transfer of any funds of the Company; (ii) causing us to make, offer or agree to make any loan to any person; (iii) causing us to incur or agree to incur any debt except for trade debt in the ordinary course of business consistent with past practice; (iv) selling or offering or agreeing to sell any of our assets except in the ordinary course of business consistent with past practice; or (v) causing us to enter into any agreement with Park City.

The Merger must be approved by our stockholders.  The Agreement requires Park City to place into escrow $2,500,000 prior to the date we mail a definitive proxy statement to our stockholders and the balance of the funds necessary to complete the Merger (approximately $2,300,000) at least one day prior to the date of our stockholders meeting to approve the Merger.

Closing is conditioned upon approval of the Merger by our stockholders, there being no preliminary or permanent injunction or other court order that prohibits the consummation of the Merger, and Park City’s and Fields’ compliance in all material respects all obligations required to be performed by them under the Agreement.  While no assurances can be given, we currently anticipate that the Merger will close prior to December 31, 2008.

We may terminate the Agreement if Park City or Fields breaches any provision of the Agreement, after an opportunity to cure in some cases, in which event: (i) all amounts placed into escrow will be transferred to us and become our property; and (ii) we will be able to purchase from Park City at a purchase price of $.001 per share, 100% of the Privately Purchased Shares, as defined below, if $2,500,000 has been placed into escrow or 50% of the Privately Purchased Shares if the full escrow amount has been placed into escrow.  We may also terminate the Agreement in the event we withdraw our recommendation that the Merger be approved by our stockholders as a result of an alternative acquisition proposal or otherwise in which event we will be obligated to pay Park City $250,000.  The Agreement may also be terminated by mutual consent of us and Park City or in the event that the closing shall not have occurred by March 31, 2009.

Concurrent with the execution of the Agreement, Park City entered into separate securities purchase agreements with certain principal shareholders of the Company pursuant to which it purchased an aggregate of 715.96 shares of Series E Stock, and intends to purchase an additional 382.536 shares of Series E Stock (collectively, the “Privately Purchased Shares”) at a purchase price of $3,865.00 per share.  The Privately Purchased Shares constitute 66% of the issued and outstanding shares of Series E Stock.  Park City intends to purchase all shares of Series G Stock and Common Stock held by such persons at or prior to the Effective Time at per share purchase prices of $1,136.36 and $0.05, respectively.  In connection with the forgoing, these holders entered into voting agreements with Park City pursuant to which each has agreed to vote all shares beneficially owned by them in favor of the Merger.  The forgoing covers 458.68 shares of Series G Stock, representing 96% of the issued and outstanding shares of Series G Stock, and 12,176,700 shares of Common Stock, representing 37% of the issued and outstanding shares of Common Stock.  The voting agreement terminates in the event that the Agreement is terminated.

2.           Liquidity

Our principal sources of liquidity are cash on hand and cash generated from current operations. As of September 30, 2008, we had cash and cash equivalents of $3.2 million.  We generated a net loss for the nine months ended September 30, 2008 and have an accumulated deficit of $117 million as of September 30, 2008.  During the nine months ended September 30, 2008, $749,000 of cash was provided by our operating activities.  We have incurred operating losses and negative cash flow in the past and may incur operating losses and negative cash flow in the future.  In connection with the proposed Merger, we have incurred substantial transaction and other costs that will have a material adverse affect on our cash flow and results from operations.  In addition, Park City has advised the Company of its intent to repay certain indebtedness incurred in connection with financing the Merger from cash and cash equivalents following consummation of the Merger, which may further impact the Company’s liquidity.

We continue to pursue sales efforts with (a) new retailers to create new communities, (b) small to medium size suppliers for the use of the supply chain software and (c) suppliers that will become subscribers to our advanced commerce services within existing and new hub communities.  In addition, in anticipation of the consummation of the proposed Merger, we have further reduced costs, and are leveraging Park City’s and the Company’s client base to increase revenue opportunities. Our existing cash and cash equivalents, and expected cash flow from operations, are expected to be sufficient to meet our operating and capital requirements for the next 12 months.

Our Financing Agreement with Sand Hill allows us to assign certain accounts receivable to Sand Hill and for Sand Hill to advance up to $1.0 million to us in contemplation of the collection of those accounts receivable. As of September 30, 2008, and for the nine months then ended, no amounts were owed to Sand Hill under the terms of the Financing Agreement.

On July 31, 2006, we issued a three year secured promissory note to Tak Investments, LLC, in the amount of $2,558,348, that bears interest at the prime rate plus 2% (7% at September 30, 2008) (Tak Note).  The Tak Note is payable at a rate of $30,000 per month which includes interest with the remaining amounts of principal and interest, equal to approximately $2,109,000 due in August 2009.  (See Note 6).

3.           Basis of Presentation

The consolidated financial statements include Prescient Applied Intelligence, Inc. and our wholly owned subsidiaries which consist of Prescient Systems, Inc. (a Delaware corporation), and viaLink Operations, Inc. (a Pennsylvania corporation).  Intercompany transactions and balances have been eliminated.  Operating results for the nine month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2008.

Results of operations for the period ended September 30, 2008 do not include results from operations of Park City or the anticipated financial impact resulting from the proposed Merger.  However, expenses incurred during the period include $265,000, representing costs incurred in connection with the proposed Merger, consisting of severance costs for employees whose employment was terminated during the period, legal and related professional fees.

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

In furtherance of the Company’s strategy to seek growth opportunities through mergers, acquisitions and strategic transactions, we engaged an investment banking firm during the quarter ended December 31, 2007.  Based on management’s analysis of the opportunities presented, and the absence of anticipated revenue growth during the six months ending June 30, 2008, management determined that this provided a strong indicator that goodwill should be tested for impairment at June 30, 2008.  The first step of the goodwill impairment test indicated that net book value exceeded estimated fair value of the Company, which consists of one reporting unit.  The Company performed the second step of the goodwill impairment analysis which requires the Company to assign the estimated fair value to the assets and liabilities and determine the residual amount that represents the implied fair value of goodwill.  The difference in the implied fair value of goodwill and the book value of goodwill resulted in an impairment charge of $7.5 million during the six months ended June 30, 2008.

On August 28, 2008, we entered into the Agreement with Park City, which contemplates consummation of the Merger of the Company with and into a wholly owned subsidiary of Park City (see Note 1).  The total value of the Merger is approximately $8.9 million.  As a result, and based on management’s assessment of the likelihood of shareholder approval of the Merger, management determined that a further impairment to goodwill during the three months ended September 30, 2008 was necessary to reflect the value anticipated to be paid for the Company in connection with the Merger, resulting in an additional impairment charge of $2,370,000 for the three months ended September 30, 2008.  Total goodwill impairment expense was approximately $9,823,000 for the nine months ended September 30, 2008.  There was no impairment noted related to other intangible assets.

5.           Accrued Liabilities

Accrued expenses at September 30, 2008 and December 31, 2007 consisted of the following:

	September 30,	December 31,
	2008	2007

Accrued employee compensation	$254,983	$239,333
Accrued severance	86,137	-
Accrued professional fees and contract labor	178,287	183,548
Accrued damages to stockholders	141,750	141,750
Other accrued expenses	40,468	68,017
Total accrued expenses	$701,625	$632,648

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

Upon the approval of the Settlement Agreement we issued on August 25, 2006 a three-year promissory note in favor of Tak in the principal amount of $2,558,348 (Tak Note). The Tak Note bears interest at the prime rate plus 2% (7% at September 30, 2008) which is payable at a rate of $30,000 per month including interest, with the remaining amounts of principal and interest, equal to approximately $2,109,000 due August 2009. In addition, in the event that we close any equity or equity based financing with gross proceeds totaling at least $1,000,000, we are required to prepay a portion of the Tak Note equal to 15% of the proceeds from such financing, up to $500,000 in the aggregate. The Tak Note is secured by all of our assets, subordinated only to the rights of Sand Hill, or any such replacement financing providing working capital to us in an aggregate principal amount not to exceed $1.0 million.

At September 30, 2008, the unamortized discount on the Tak Note payable is $8,739. During each of the nine months ended September 30, 2008 and 2007, we recorded interest expense of $7,150, related to amortization of debt discount.

As of September 30, 2008, the outstanding principal balance on the Tak Note, net of discount, is $2,269,670, of which all is current.

7.           Common Stock and Earnings (Loss) per Share (EPS)

A reconciliation of the numerator and the denominator used in the calculation of earnings (loss) per share is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Basic and diluted:
Net loss applicable to common stockholder	$(2,478,631)	$(676,274)	$(10,286,996)	$(991,877)
Weighted average common shares outstanding	33,560,791	33,338,565	33,568,424	33,330,679
Net loss per common share	$(0.07)	$(0.02)	$(0.31)	$(0.03)

For the nine months ended September 30, 2008 we had outstanding (a) options to purchase 6,803,788 shares at a weighted average exercise price of $0.69 (b) 9,865,879 shares of common stock to be issued upon the conversion of Series E Preferred Stock at a conversion price of $1.68 per share (c) 10,905,909 shares of common stock to be issued upon the conversion of Series G Preferred Stock at a conversion price of $0.44 per share, and (d) warrants to purchase 2,510,459 common shares at exercise prices reflected in the table below.

For the nine months ended September 30, 2007, we had outstanding (a) options to purchase 7,072,029 shares at a weighted average exercise price of $0.72 (b) 9,866,090 shares of common stock to be issued upon the conversion of Series E Preferred Stock at a conversion price of $1.68 per share (c) 10,905,909 shares of common stock to be issued upon the conversion of Series G Preferred Stock at a conversion price of $0.44 per share, and (d) warrants to purchase 5,685,568 common shares at exercise prices reflected in the table below.

These securities were outstanding but were not included in the computation of diluted earnings per share because the effect of these outstanding options, stock issuable upon conversion of Preferred Stock and warrants would be antidilutive.

There were no warrants issued or exercised during 2008.  Below is a summary of the warrants outstanding as of September 30, 2008 and December 31, 2007:

Underlying Common Shares attributable to outstanding warrants at December 31, 2007	Granted	Exercised	Expired/ Cancelled	Underlying Common Shares attributable to outstanding warrants at September 30, 2008	Exercise Price	Expiration Date
10,459				10,459	$0.02	August 2009
409,091			(409,091)	-	$0.48
2,766,018			(2,766,018)	-	$0.85
2,500,000				2,500,000	$2.00	August 2009
5,685,568	-	-	(3,175,109)	2,510,459

All warrants are currently exercisable.

8.           Stock-Based Compensation

Stock Option and Grant Plans — We have one equity incentive plan, the 2007 Equity Incentive Plan (2007 Plan), under which a total of 6,065,674 shares of common stock have been authorized.  The 2007 Plan offers certain employees, outside directors and consultants the opportunity to acquire a proprietary interest in the Company by the grant of awards in the form of options (non-statutory and incentive), restricted stock and stock appreciation rights on stock units.  In addition, options previously granted under the former 1999 Plan also remain outstanding until they are either exercised of forfeited.  However, any forfeiture under the 1999 Plan will not increase availability under the 2007 Plan.  Options may be granted under the 2007 Plan at an exercise price per share not less than the fair market value per share of common stock on the option grant date.  Options are granted with a term of up to 10 years and generally become exercisable in installments over periods of up to six years.  Awards of restricted stock may be granted under the 2007 Plan and may or may not be subject to vesting.  Vesting shall incur in full installments upon satisfaction of the conditions specified in the restricted stock agreement.  As of September 30, 2008 there were 3,425,725 shares of common stock available to be issued under the 2007 Plan.

In our condensed consolidated statements of operations and comprehensive loss, for the nine months ended September 30, 2008 and 2007, we recorded $66,000 and $161,000, respectively, of compensation cost for share-based payment arrangements including restricted stock.  No stock options were exercised during the nine months ended September 30, 2008 and 2007.

The fair value of stock options is determined using the Black-Scholes valuation model. The fair value of each stock option award was determined as of the date of grant using the Black-Scholes option-pricing model with the following assumptions used for the nine months ended September 30, 2007:

2007
Expected volatility	89%-102%
Expected term (years)	5.5-6.0
Risk-free interest rate	4.3%-4.6%
Expected dividend yield	0%
Forfeiture rate	0%-17%
Resulting weighted average grant date fair value	$0.08

There were no stock option grants for the nine months ended September 30, 2008.

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

As of September 30, 2008, there was approximately $22,000 of total unrecognized compensation cost, which includes the impact of expected forfeitures related to unvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.72 years.

A summary of the stock option activity and related information for the nine months ended September 30, 2008 is as follows:

	Shares	Weighted-average exercise price	Aggregate intrinsic value	Weighted-average remaining contractual life(years)

Outstanding at December 31, 2007	7,066,093	$0.72	$24,112	8.09
Granted	-	-
Exercised	-	-
Expired	(123,247)	2.84
Forfeited	(139,058)	0.13
Outstanding at September 30, 2008	6,803,788	$0.69	$-	7.34
Vested at September 30, 2008 and expected to vest	6,717,643	$0.70	$-	7.32
Exercisable at September 30, 2008	6,130,379	$0.76	$-	7.18

In addition, during the nine months ended September 30, 2008, there were 39,460 shares of restricted stock that were forfeited.  The remaining 234,121 restricted stock shares fully vested in May 2008.

9.           Convertible Preferred Stock

Series E

As of September 30, 2008 and December 31, 2007 there were a total of 1,657 shares of Series E Preferred Stock outstanding. The Series E Preferred Stock was convertible into shares of our common stock at an initial conversion price of $2.00 per share, and in July 2006 the Series E Preferred shares began accumulating dividends at a rate of 4% per annum calculated from the date of issuance, which increased to 8% per annum July 2007. Earned but undeclared dividends were $994,973 and $662,710 for the nine months ended September 30, 2008 and 2007.  Cumulative earned but undeclared dividends were $3,317,181 at September 30, 2008.  Since these dividends have not yet been declared, they are not recognized as a liability, but are reflected in loss applicable to common stockholders. The dividends will be recognized as a liability when declared by the board of directors. At our option, the dividends can be paid in cash or in shares of common stock. In connection with dilutive issuances of stock options and warrants, the conversion price for the Series E Preferred Stock was subsequently reduced at each issuance and with the last reduction set at $1.68 per share in September 2007. As a result, we recognized a deemed dividend to the Series E Preferred Stockholders in the amount of $1,222,740 for the nine months ended September 30, 2007.  There was no deemed dividend to the Series E Preferred Stockholders recognized for the nine months ended September 30, 2008.  The liquidation preference for the Series E Preferred Stock is $10,000 per share plus accumulated dividends.

10.           Income Taxes

FASB Statement No. 109, Accounting for Income Taxes (SFAS 109), requires the recording of a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax asset depends on our ability to generate sufficient taxable income in the future. We have recognized a full valuation allowance for the amount of net deferred tax asset at September 30, 2008 and December 31, 2007 since there is uncertainty of realization.

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

The Company had no tax positions relating to open income tax returns that were considered to be uncertain.  Accordingly, we have not recorded a liability for unrecognized tax benefits prior to adoption of FIN 48.  There continues to be no liability related to unrecognized tax benefits at September 30, 2008.

11.           Related Parties

On August 4, 2006, we entered into a services agreement with Fastech Integrated Solutions, LLC (Fastech) for hardware relocation/migration services and on demand hosting services. The services agreement shall remain in effect for a period of 36 months and shall renew each term for a consecutive 36 month period until terminated by one party 120 days prior to the expiration of the then current term. Michael A. DiPiano is a member of our Board of Directors and a General Partner of NewSpring Ventures, which is one of our significant stockholders. Mr. DiPiano is also an affiliate of a significant debt holder of Fastech, NewSpring Capital. During each of the nine months ended September 30, 2008 and 2007 we recorded expense of $358,000, under the services agreement, of which approximately $40,000 is included in accounts payable at September 30, 2008 and 2007.

The Company pays Daniel W. Rumsey, our Chairman of the Board of Directors and Interim Chief Financial Officer, $10,000 per month in consideration for his services as principal financial and accounting officer of the Company, and $3,000 quarterly for his service on the Board of Directors, consistent with our director compensation policy.  In addition, the Company paid $3,000 for services provided by SEC Connect during the nine months ended September 30, 2008.  SEC Connect is an EDGAR filing agent founded and controlled by Mr. Rumsey.

ITEM 2.            Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operation in conjunction with our financial statements and related notes. In addition to historical information, this discussion and analysis contains forward-looking statements based on current expectations that involve risks, uncertainties and assumptions. Our actual results and the timing of events may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the “Additional Factors That May Affect Future Results” section in this Quarterly Report on Form 10-Q.

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

On August 28, 2008,  we entered into an Agreement and Plan of Merger (the “Agreement”) with Park City Group, Inc., a Delaware corporation (“Park City”), PAII Transitory Sub, Inc. (the “Sub”), a Delaware corporation and wholly owned subsidiary of Park City, and Randy Fields (“Fields”), an individual who serves as the Chairman and Chief Executive Officer of Park City and, as of August 28, 2008, as Chief Executive Officer of the Company.  The Agreement contemplates a merger (the “Merger”) of Sub with and into the Company pursuant to which we will become a wholly owned subsidiary of Park City.  Closing of the Merger is conditioned upon, among other things, approval of the Merger by our stockholders. See Note 1 for full details of the Agreement.  Results of operations for the period ended September 30, 2008 do not include results from operations of Park City or the anticipated financial impact resulting from the proposed Merger.  However, expenses incurred during the period include $265,000, representing costs incurred in connection with the proposed Merger, consisting of severance costs for employees whose employment was terminated during the period, legal and related professional fees.

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

We generate substantially all of our revenue from within the United States. During the quarters ended June 30, 2008 and 2007, approximately 98% of our total revenue was generated within the United States. Approximately 2% of our total revenue was generated from Europe and Canada in the nine months ended September 30, 2008 and 2007.

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

Impairment of Goodwill and Other Intangible Assets – Goodwill and intangible assets acquired in the purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of FASB Statement No. 142, Goodwill and Other Intangible Assets. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. The occurrence of certain events may be indicators that goodwill is impaired and therefore require us to test for impairment other than annually.

In furtherance of the Company’s strategy to seek growth opportunities through mergers, acquisitions and strategic transactions, we engaged an investment banking firm during the quarter ended December 31, 2007.  Based on management’s analysis of the opportunities presented, and the absence of anticipated revenue growth during the six months ending June 30, 2008, management determined that this provided a strong indicator that goodwill should be tested for impairment at June 30, 2008.  The first step of the goodwill impairment test indicated that net book value exceeded estimated fair value of the Company, which consists of one reporting unit.  The Company performed the second step of the goodwill impairment analysis which requires the Company to assign the estimated fair value to the assets and liabilities and determine the residual amount that represents the implied fair value of goodwill.  The difference in the implied fair value of goodwill and the book value of goodwill resulted in an impairment charge of $7.5 million during the six months ended June 30, 2008.

On August 28, 2008, we entered into the Agreement with Park City, which contemplates consummation of the Merger of the Company with and into a wholly owned subsidiary of Park City (see Note 1).  The total value of the Merger is approximately $8.9 million.  As a result, and based on management’s assessment of the likelihood of shareholder approval of the Merger, management determined that a further impairment to goodwill during the three months ended September 30, 2008 was necessary to reflect the value anticipated to be paid for the Company in connection with the Merger, resulting in an additional impairment charge of $2,370,000 for the three months ended September 30, 2008.  Total goodwill impairment expense was approximately $9,823,000 for the nine months ended September 30, 2008.  There was no impairment noted related to other intangible assets.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2008 to the Three Months Ended September 30, 2007

Revenues. Our revenues are comprised of revenues for subscriptions and implementation fees for our advanced commerce solutions, as well as license, maintenance and services revenues for our retail-centric solutions. The following table sets forth for the periods indicated the components of revenue included in our condensed consolidated statements of operations:

	Three months ended September 30,
Revenues:	2008	2007
Subscription services	$1,477,287	$1,412,394
Licenses	110,000	217,320
Maintenance	381,348	408,548
Professional services	227,966	404,706
	$2,196,601	$2,442,968

Subscription revenues increased 5% to $1,477,000 for the three months ended September 30, 2008, as compared to $1,412,000 for the same period in 2007.  Continued subscription revenue growth is dependent upon the number of subscribers to these services, how many trading partners with which they are exchanging data (connections), and upon increasing the number of connections between our existing customers and adding new customers.  The rate at which the connections increase can vary significantly from one customer to another depending upon each company’s deployment strategy.  Our two largest hub communities grew 16% and 13%, respectively, in the three months ended September 30, 2008 as compared to the same period in the prior year.  These customers account for 30% and 14%, respectively, of total subscription revenue in the three months ended September, 30, 2008.  In the second quarter of 2007, we received notice from one of our retail hub customers of their intent to discontinue the use of the SBT product and cancellation of the related subscription for both it and its suppliers effective August, 2007.  These customers accounted for approximately 8% of total subscription revenue for the three months ended September 30, 2007.  Management does not believe that the loss of revenue as a result of the cancellations of these retail hubs will be completely offset by revenue gains in other business verticals throughout the remainder of 2008 or from the addition of new customers and the continued expansion of existing customers.

License revenues decreased $107,000 or 49% to $110,000 for the three months ended September 30, 2008, as compared to $217,000 for the same period in 2007.  License revenue recognition is dependent upon finalization of new arrangements and is comprised of perpetual license sales to both new customers and upgrades to existing customers.  The decrease in license revenue is due to lower revenue associated with contracts sold in the current period as compared to the revenue associated with contracts sold in the comparable period in 2007.  The terms of each new license sale vary depending on such factors as the number and type of products sold and permitted number of users.

Maintenance revenues decreased $27,000 or 7% to $381,000 for the three months ended September 30, 2008, as compared to $409,000 for the same period in 2007.  Maintenance revenue is primarily associated with new license sales sold in the period and services performed with existing accounts.  The decrease in 2008 was primarily the result of the decrease in the new licenses sold in the third quarter of 2008 as compared to the same period in 2007.

Professional services revenue, which includes implementation, decreased $177,000 or 44% to $228,000 for the three months ended September 30, 2008, as compared to $405,000 for the same period in 2007.  Professional services revenue mainly results from new license installation, training, application analysis and custom enhancements and varies depending on the scope of each engagement.  The decrease in the three months ended September 30, 2008 as compared to the same period in 2007 is due primarily to one large contract for enhancement services that was completed in the third quarter in 2007, without a comparable contract in the same period in 2008.  This contract accounted for approximately $104,000 or 26% of the total professional services revenue for the three months ended September 30, 2007.

Customer Operations and Support.  Customer operations and support expense consists of personnel costs associated with implementation, consulting and other services and costs of operating, maintaining and accessing technical operations and hosting facilities in support of our advance commerce offerings. Customer operations and support expense also includes the cost of providing support and maintenance to customers. Our customer operations and support expense decreased $70,000 or 11% to $561,000 for the three months ended September 30, 2008, as compared to $631,000 for the same period in 2007. This decrease is due to decreased professional fees of $17,000 and a reduction in personnel costs due to decreased commission expense of $15,000 and the allocation of development resources to a custom development project in the third quarter of 2007.

Development.  Development expense includes personnel and professional fees incurred for product development, enhancements, upgrades, and quality assurance and testing across both advanced commerce and supply chain product offerings. Our development expenses increased $77,000 or 27% to $367,000 for the three months ended September 30, 2008, as compared to $290,000 for the same period in 2007.  This increase is primarily due to the allocation of development resources to customer operations and support for a custom development project in the third quarter of 2007.

Selling and Marketing. Selling and marketing expense consists primarily of personnel costs, travel, sales lead generation fees, public relations fees, seminars and conferences. Selling and marketing expense decreased $49,000 or 10% to $423,000 for the three months ended September 30, 2008, as compared to $473,000 for the same period in 2007. The decrease for the three months ended September 30, 2008, as compared to the same period in the prior year, was primarily due to decreases in professional fees of $38,000, seminar and conference fees of $7,000 and decrease in telephone charges of $4,000.

General and Administrative. G&A expense consists primarily of the personnel and other costs for the administration of our financial, human resources and executive requirements and the fees and expenses associated with legal, accounting and other services. G&A expense decreased $35,000 or 7% to $464,000 for the three months ended September 30, 2008, as compared to $499,000 for the same period in 2007.  This decrease was due to a reduction in personnel costs of $42,000 due to the resignation of our principal finance and accounting officer in August of 2007, decreases of $20,000 in general liability insurance, $19,000 in print and copy charges and a decrease of $58,000 in stock compensation expense.  These decreases were offset by increases in professional fees of $19,000 and an increase of $84,000 in legal fees related to the Agreement and Plan of Merger with Park City Group, Inc.  It is anticipated that we will incur additional material costs in the quarter ending December 31, 2008 in anticipation of consummation of the Merger, and in connection with the integration of the Prescient and Park City.

Impairment of Goodwill.   On August 28, 2008, we entered into the Agreement with Park City, which contemplates consummation of the Merger of the Company with and into a wholly owned subsidiary of Park City.  The total value of the Merger is approximately $8.9 million.  As a result, and based on management’s assessment of the likelihood of shareholder approval of the Merger, management determined to further impair goodwill to reflect the value anticipated to be paid for the Company in connection with the Merger, resulting in an impairment charge of $2,370,000 at September 30, 2008.  There was no impairment noted related to other intangible assets, nor was there an impairment noted in the three month period ended September 30, 2007

Depreciation and Amortization. Depreciation and amortization expense increased to $122,000 for the three months ended September 30, 2008 as compared to $118,000 for the same period in 2007.

Other income (expense) – We recorded interest expense of $44,000 in the three months ended September 30, 2008, pursuant to the Tak Note, as compared to $67,000 for the same period in 2007.  The expense recorded reflects payments required under the terms of the Tak Note through September 30, 2008 and 2007, plus amortization of the warrant issued to Tak under the terms of the Settlement Agreement. The warrant was recorded as a discount on the Tak Note payable, and is being amortized to interest expense over the term of the Note.   Additional interest of $400 and $1,000 related to financing our director’s and officer’s insurance policy was recorded in the three months ended September 30, 2008 and 2007, respectively.

Tax provision.  For the three months ended September 30, 2008, we had a taxable profit that was offset by previously unrecognized Federal and state tax loss carryforwards.  However, the Federal alternative minimum tax system imposes an overall 90% limitation on the amount of tax loss carryforwards that can be utilized to reduce taxable income in any given year.  As a result of these limitations, we were subject to the Federal alternative minimum tax on approximately 10% of annual taxable income and recorded an income tax provision of $7,500 for the three months ended September 30, 2008.

Deemed Dividend – Beneficial Conversion Feature of Series E Preferred Stock.  In connection with conversion price reset provisions of our Series E Preferred Stock we recorded non-cash charges of $707,000 during the three months ended September 30, 2007,  that represented the deemed dividend relating to the intrinsic value of the beneficial conversion feature of the preferred stock (see Note 9 to our consolidated financial statements).  There were no charges recorded for the three months ended September 30, 2008.

Comparison of the Nine Months Ended September 30, 2008 to the Nine Months Ended September 30, 2007

Revenue. Our revenue is comprised of revenue for subscriptions and implementation fees for our advanced commerce solutions, as well as license, maintenance and services revenues for our retail-centric solutions. The following table sets forth for the periods indicated the components of revenue included in our condensed consolidated statements of operations:

	Nine months ended September 30,
Revenues:	2008	2007
Subscription services	$4,316,794	$4,504,656
Licenses	200,000	576,541
Maintenance	1,132,626	1,193,260
Professional services	720,871	1,123,651
	$6,370,291	$7,398,108

Subscription revenue decreased $188,000 or 4% to $4,317,000 for the nine months ended September 30, 2008, as compared to $4,505,000 for the same period in 2007.  Continued subscription revenue growth is dependent upon the number of subscribers to these services and how many trading partners with which they are exchanging data (connections) and is also dependent upon increasing the number of connections between our existing customers and adding new customers.  The rate at which the connections increase can vary significantly from one customer to another depending upon each company’s deployment strategy.  Our two largest hub communities grew 16% and 19%, respectively, in the nine months ended September 30, 2008 as compared to the same period in the prior year.  These customers account for 29% and 14%, respectively, of total subscription revenue in the nine months ended September 30, 2008.   In the second quarter of 2007, we received notice from one of our retail hub customers of their intent to discontinue the use of the SBT product and the cancellation of the related subscription for both it and its suppliers effective August, 2007. These customers accounted for approximately 13% of total subscription revenue for the nine month period ended September 30, 2007.  Management does not believe that the loss of revenue as a result of the cancellations of this retail hub will be completely offset by revenue gains in other business verticals throughout the remainder of 2008 or from the addition of new customers and the continued expansion of existing customers.

License revenue was $200,000 for the nine months ended September 30, 2008, as compared to $577,000 for the same period in 2007. Revenue recognition is dependent upon finalization of new arrangements and is comprised of perpetual license sales to both new customers and upgrades to existing customers. The decrease in license revenue is due to lower revenue associated with contracts sold in the current period as compared to the revenue associated with contracts sold in the comparable period in 2007.  The terms of each new license sale vary depending on such factors as the number and type of products sold and permitted number of users.

Maintenance revenue decreased $61,000 or 5% to $1,133,000 for the nine months ended September 30, 2008, as compared to $1,193,000 for the same period in 2007.  The decrease in 2008 was primarily the result of the decrease in the new licenses sold in 2008 as compared to the same period in 2007.

Professional services revenue, which includes implementation, decreased $403,000 or 36% to $721,000 for the nine months ended September 30, 2008, as compared to $1,124,000 for the same period in 2007.  The revenue for each sale varies depending on the scope of each engagement. The decrease in total professional services revenue, year over year, is attributable mainly to fewer, larger scoped engagements in the nine months ended September 30, 2007 as compared to more, smaller engagements in the nine months ended September 30, 2008.

Customer Operations and Support.  Customer operations and support expense consists of personnel costs associated with implementation, consulting and other services and costs of operating, maintaining and accessing technical operations and hosting facilities in support of our advance commerce offerings. Customer operations and support expense also includes the cost of providing support and maintenance to customers. Our customer operations and support expense decreased $318,000 or 16% to $1,711,000 for the nine months ended September 30, 2008, as compared to $2,029,000 for the same period in 2007.  This decrease is due to decreased personnel costs due to the cost of development resources allocated to a custom development project in the second and third quarters of 2007, and decreases of $14,000 in travel expenses and $23,000 in professional fees offset by an increase of $24,000 in maintenance agreements.

Development.  Development expense includes personnel and professional fees incurred for product development, enhancements, upgrades, and quality assurance and testing across both advanced commerce and supply chain product offerings. Our development expenses increased $154,000 or 18% to $990,000 for the nine months ended September 30, 2008, as compared to $836,000 for the same period in 2007. This increase is due primarily to the allocation of development resources to customer operations and support for a custom development project in the second and third quarters of 2007.

Selling and Marketing. Selling and marketing expense consists primarily of personnel costs, travel, sales lead generation fees, public relations fees, seminars and conferences. Selling and marketing expense decreased $145,000 or 10% to $1,369,000 for the nine months ended September 30, 2008, as compared to $1,514,000 for the same period in 2007. The most significant changes for the nine months ended September 30, 2008, as compared to the same period in the prior year, are decreases in personnel costs of $213,000, travel expenses of $35,000, and tradeshow and conference support of $28,000.  These decreases are offset by increases in recruiting fees of $34,000, advertising and marketing expenses of $31,000, public relations expense of $41,000, and an increase in professional services fees of $43,000 related to the hiring of an outside consultant for sales management and training.

General and Administrative (G&A). G&A expense consists primarily of the personnel and other costs for the administration of our financial, human resources and executive requirements and the fees and expenses associated with legal, accounting and other services. G&A expense decreased $264,000 or 17% to $1,285,000 for the nine months ended September 30, 2008, as compared to $1,549,000 for the same period in 2007.  The largest decrease is a reduction in personnel fees totaling $160,000. This decrease from the prior year is due to the resignation of our principal finance and accounting officer and less bonuses accrued in the nine months ended September 30, 2008.  Other significant changes were decreases in stock compensation expense of $95,000, and decreases in insurance costs of $60,000 due to a worker’s compensation rate reduction.  There were also decreases in bad debt expense of $23,000 and print and copy charges of $32,000 which were offset by an increase in legal fees of $38,000 and professional fees of $69,000, which are principally related to the Agreement and Plan of Merger with Park City Group, Inc.  It is anticipated that we will incur additional material costs in the quarter ending December 31, 2008 in anticipation of consummation of the Merger, and in connection with the integration of the Prescient and Park City.

Impairment of Goodwill.  In furtherance of the Company’s strategy to seek growth opportunities through mergers, acquisitions and strategic transactions, we engaged an investment banking firm during the quarter ended December 31, 2007.  Based on management’s analysis of the opportunities presented, and the absence of anticipated revenue growth during the six months ending June 30, 2008, management determined that this provided a strong indicator that goodwill should be tested for impairment at June 30, 2008.  As a result of management’s assessment that the implied fair value of goodwill exceeded the book value of goodwill, an impairment charge of $7.5 million was recorded in the period ended June 30, 2008.

On August 28, 2008, we entered into the Agreement with Park City, which contemplates consummation of the Merger of the Company with and into a wholly owned subsidiary of Park City.  The total value of the Merger is approximately $8.9 million.  As a result, and based on management’s assessment of the likelihood of shareholder approval of the Merger, management determined to further impair goodwill to reflect the value anticipated to be paid for the Company in connection with the Merger, resulting in an  additional impairment charge of $2,370,000 at September 30, 2008.  Total goodwill impairment expense was approximately $9,823,000 for the nine months ended September 30, 2008.  There was no impairment noted related to other intangible assets, nor was there an impairment noted in the nine month period ended September 30, 2007.

Depreciation and Amortization. Depreciation and amortization expense increased to $356,000 for the nine months ended September 30, 2008 as compared to $351,000 for the same period in 2007.

Other income (expense).  We recorded interest expense of $142,000 and $199,000 in the nine months ended September 30, 2008 and 2007, respectively, pursuant to the Tak Note.  The expense recorded reflects payments required under the terms of the Tak Note through September 30, 2008, plus amortization of the warrant issued to Tak under the terms of the Settlement Agreement. The warrant was recorded as a discount on the Tak Note payable, and is being amortized to interest expense over the term of the Tak Note.  Additional interest of $1,000 and $5,000 related to financing our director’s and officer’s insurance policy was recorded in the nine months ended September 30, 2008 and 2007, respectively, and $3,000 was paid to Sand Hill in conjunction with the Financing Agreement in the nine months ended September 30, 2007.

Tax provision.  For the nine months ended September 30, 2008, we had a taxable profit that was offset by previously unrecognized Federal and state tax loss carryforwards.  However, the Federal alternative minimum tax system imposes an overall 90% limitation on the amount of tax loss carryforwards that can be utilized to reduce taxable income in any given year.  As a result of these limitations, we were subject to the Federal alternative minimum tax on approximately 10% of annual taxable income and recorded an income tax provision of $23,000 for the nine months ended September 30, 2008.

Deemed Dividend – Beneficial Conversion Feature of Series E Preferred Stock.  In connection with conversion price reset provisions of our Series E Preferred Stock, we recorded non-cash charges of $1,223,000 during the nine months ended September 30, 2007, that represented the deemed dividend relating to the intrinsic value of the beneficial conversion feature of the preferred stock (see Note 9 to our condensed consolidated financial statements).  There were no charges recorded for the nine months ended September 30, 2008.

Liquidity and Capital Resources

Our principal sources of liquidity are cash on hand and cash generated from current operations. As of September 30, 2008, we had cash and cash equivalents of $3.2 million.  We generated a net loss for the nine months ended September 30, 2008 and have an accumulated deficit of $117 million as of September 30, 2008.  We have incurred operating losses and negative cash flow in the past and may incur operating losses and negative cash flow in the future.  In connection with the proposed Merger, we have incurred substantial transaction and other costs that will have a material adverse affect on our cash flow and results from operations.  In addition, Park City has advised the Company of its intent to repay certain indebtedness incurred in connection with financing the Merger from cash and cash equivalents following consummation of the Merger, which may further impact the Company’s liquidity.

We continue to pursue sales efforts with (a) new retailers to create new communities, (b) small to medium size suppliers for the use of the supply chain software and (c) suppliers that will become subscribers to our advanced commerce services within existing and new hub communities.  In addition, in anticipation of the consummation of the proposed Merger, we have further reduced costs, and are leveraging Park City’s and the Company’s client base to increase revenue opportunities. Our existing cash and cash equivalents, and expected cash flow from operations, are expected to be sufficient to meet our operating and capital requirements for the next 12 months.

During the nine months ended September 30, 2008, $749,000 was provided by our operating activities. Cash provided by operating activities reflects a net loss of $9,292,000 which includes non cash items such as, $356,000 of depreciation and amortization, non-cash compensation expense of $66,000, and impairment of goodwill of $9,823,000.  Other primary provisions of cash include an increase in accounts payable and accrued liabilities of $142,000 and a decrease in accounts receivable of $247,000 due to improved collection efforts during the quarter.

During the nine months ended September 30, 2008, approximately $26,000 was used in our investing activities reflecting capital expenditures.

Our Financing Agreement with Sand Hill allows us to assign certain accounts receivable to Sand Hill and for Sand Hill to advance up to $1.0 million to us in contemplation of the collection of those accounts receivable. As of September 30, 2008, and for the nine months then ended, no amounts were owed to Sand Hill under the terms of the Financing Agreement. Sand Hill is entitled to full recourse against us for any uncollected accounts. Accordingly, the Financing Agreement is accounted for as a debt instrument collateralized by accounts receivable. The Financing Agreement has an initial term of one year with automatic renewals on an annual basis, but either party may terminate it at any time upon notice to the other.

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

On July 31, 2006, we entered into the Settlement with Tak. Under the terms of the Settlement Agreement, we issued a three year secured promissory note, in the principal amount of $2,558,348 that bears interest at the prime rate plus 2% (7% at September 30, 2008).  The Tak Note is payable in monthly payments of $30,000, which includes interest, with the remaining amounts of principal and interest, equal to approximately $2,109,000, due in August 2009.  The Tak Note has an outstanding principal balance, net of the debt discount, of $2,269,670 at September 30, 2008.

Off Balance Sheet Agreements

As of September 30, 2008, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Date: October 29, 2008	Prescient Applied Intelligence, Inc. By: /s/ Randy Fields Name: Randy Fields Title: Chief Executive Officer (Principal Executive Officer)
Date: October 29, 2008	By: /s/ Daniel W. Rumsey Name: Daniel W. Rumsey Title: Interim Chief Financial Officer (Principal Financial and Accounting Officer)